Form 10-K
period 1996-05-31
SITEL CORP
filed 1996-08-29
CIK 943820

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark one)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended May 31, 1996

[   ]         Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                   For the transition period from           to
                                                  ---------    ---------

Commission File Number 0-26152

                                  SITEL CORPORATION

                (Exact name of registrant as specified in its charter)

         MINNESOTA                                             47-0684333
  (State or jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                              Identification No.)


                                  13215 BIRCH STREET
                                OMAHA, NEBRASKA 68164
                                    (402) 498-6810

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                     --------------------------------------------

             Securities Registered Pursuant to Section 12(b) of the Act:
                                         NONE

             Securities Registered Pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $.001 PAR VALUE
                     --------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90  days.  YES   X   NO
                                                -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 1996, was $379,641,296 based upon the closing bid price of $33.50 for such stock as quoted by the Nasdaq Stock Market on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates".

    As of August 15, 1996, the Company had 20,054,646 shares of Common Stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 29, 1996, are incorporated into Part III.

    This 10-K consists of 50 pages.  The Exhibit Index is on page 27.

                                       PART I

ITEM 1.  BUSINESS.

    SITEL Corporation ("SITEL" or the "Company") is a leader in providing outsourced telephone-based customer service and sales programs on behalf of large corporations in the U.S., Canada and Spain. In North America, SITEL operates primarily through divisions specialized by industry to provide teleservices to the insurance, telecommunications, financial services and publishing industries. The Company's principal services include responding to customer service inquiries, direct telephone sales, generating customer leads, managing customer retention programs, taking customer orders, as well as updating customer data and reporting program effectiveness. SITEL creates, manages and implements programs on its clients' behalf primarily through the efforts of its telephone service representatives and other SITEL employees who are dedicated exclusively to, and thoroughly trained in, a specific client's programs. The Company also makes extensive use of leading edge call management technology, including proprietary computer software, automated call distributors, predictive dialers and digital switches. The Company employs approximately 9,100 people and operates over 4,300 workstations in 37 call centers throughout North America and in Europe. See "BUSINESS-RECENT DEVELOPMENTS".

    The Company has developed substantial expertise in providing solution-oriented teleservices in each of the following focus industries.

 INSURANCE. In addition to the direct sale on behalf of its clients of insurance products such as accidental death and disability, credit life and supplemental health insurance, SITEL's Insurance Division provides a variety of support services specifically designed to enhance the identification, service and retention of insurance customers. The division employs approximately 475 licensed agents, which the Company believes to be the most of any independent teleservicing company.

 TELECOMMUNICATIONS. SITEL's Telecommunications Division works primarily with major telephone companies, long distance carriers, cellular telephone service providers and telecommunications equipment suppliers. This division creates and manages dedicated customer service and direct sales programs dealing with various products and services such as long distance, cellular and caller ID as well as other customer service issues such as line installation, billing discrepancies and rate changes.

 FINANCIAL SERVICES. SITEL's Financial Services Division works primarily with the nation's largest credit card issuers to provide customer acquisition, retention and renewal, as well as customer services such as arranging credit card balance transfers, accepting account applications, providing account information and making overdue balance reminder calls. The division also provides teleservices for financial institutions regarding other products such as mortgage refinancings, auto loans and home equity line of credit programs.

 PUBLISHING. SITEL's Publishing Division works primarily with major magazine and newspaper publishers and book clubs to sell and renew subscriptions and memberships, cross-sell other client publications and reinstate expired subscriptions or memberships. The division recently has begun to provide its services to new media publishers such as on-line service providers and software publishers.

    SITEL seeks clients with large customer bases that can generate recurring revenues because of their ongoing customer service and sales requirements. SITEL also seeks to increase revenues from existing clients by assuming teleservicing programs that previously were performed internally and by identifying or offering new teleservices that traditionally have not been part of its clients' customer service or direct sales efforts. Although, SITEL has recently begun to enter into multi-year agreements with its clients, the Company generally operates under month-to-month contracts. That notwithstanding, SITEL has provided an average of approximately five years of service to its 20 largest clients, which generated 83.2% of the Company's revenues in fiscal 1996. The Company is typically paid by its clients based on a negotiated hourly rate. Because SITEL service representatives deal directly with clients' customers, the quality and effectiveness of SITEL's services are critical to its clients and positively affect the rates the Company can charge. Therefore, SITEL emphasizes employee selection, training and management as well as the use of sophisticated call and data management technology. Management believes that the effectiveness of SITEL's services to its clients can be measured by higher sales productivity and lower cost per transaction.

    SITEL believes there are significant opportunities to expand its business. The Company's growth strategy has five key elements; (i) increase revenues from existing clients through cross-selling of existing services, (ii) expand its client base within existing industry specializations, (iii) add new industry specializations, (iv) create new value-added teleservicing applications and
(v) continue to explore strategic acquisitions domestically and internationally.

    The Company was founded in 1985 by James F. Lynch, its Chief Executive Officer. Mr. Lynch and the senior SITEL management team have over 150 years of combined industry expertise. As of July 31, 1996, more than 350 employees and managers other than Mr. Lynch owned SITEL Common Stock or options to acquire SITEL Common Stock.

RECENT DEVELOPMENTS

    During fiscal year 1996, SITEL focused on several strategic business combinations which were intended to position SITEL as a global leader in teleservicing. One of these strategic combinations, the acquisition of C.T.C. Canadian Telephone Corporation ("CTC, and the acquisition, the "CTC Acquisition"), was completed during fiscal 1996 and two others, the acquisitions of Tele-Action, S.A. ("Teleaction", and the acquisition, the "Teleaction Acquisition") and National Action Financial Services, Inc. ("NAFS", and the acquisition, the "NAFS Acquisition"), were completed after the close of the fiscal year. A fourth strategic combination, the acquisition of Mitre plc ("Mitre", and the proposed acquisition, the "Mitre Acquisition"), is expected to be consummated in September 1996.

    SITEL acquired the assets of CTC in February 1996 for a purchase price, including acquisition expenses, of approximately $4.2 million. Founded in 1993, CTC (now SITEL Teleservices Canada, Inc.) provides teleservices for long-distance carriers, principally Sprint Canada Inc., from four teleservicing facilities located in Montreal, Quebec; Toronto, Ontario; Calgary, Alberta; and Vancouver, British Columbia. For the fiscal year ended April 30, 1995, CTC had revenues of approximately $6.3 million.

    In June 1996, SITEL acquired a 69.2% interest in Teleaction for approximately $24.2 million in cash. SITEL will acquire the remaining 30.8% of Teleaction in 1998 for a minimum purchase price of $10.8 million and a potentially higher purchase price based upon Teleaction's profitability in 1996 and 1997. Founded in 1985, Teleaction is a leading Spanish teleservicing company with headquarters in Madrid, Spain and has over 100 active clients including many leading Spanish corporations and government agencies as well as a number of major international corporations. Teleaction operates from eight call centers, as well as from certain of its clients' facilities, in Spain and Portugal, primarily answering inbound customer service calls on behalf of its clients.
For the fiscal year ended December 31, 1995, Teleaction had revenues of approximately $30.5 million.

    SITEL acquired NAFS in June 1996 by issuing 1,371,226 shares of Common
Stock in exchange for all of the outstanding NAFS common stock. Founded in 1994, NAFS is a financial services firm specializing in telephone-based accounts receivable management services, collections, and unique customer services applications. NAFS operates from two call centers in Atlanta, Georgia and Buffalo, New York, providing services to more than 20 large corporations in the U.S., and has more than 350 employees. For the fiscal year ended December 31, 1995, NAFS had revenues of approximately $8.3 million.

    On August 28, 1996, SITEL will hold a special stockholders meeting to vote on approval of its proposed acquisition of Mitre. If approved by the stockholders, the Mitre Acquisition is expected to close in September 1996. At the closing of the Mitre Acquisition, SITEL is to issue 9,170,533 common shares in exchange for all of the outstanding Mitre ordinary shares. Mitre is a leader in providing outsourced telephone-based customer service and sales programs on behalf of large corporations in Europe. Mitre is the parent company for a number of teleservicing businesses, including the predecessor company which was founded in 1985. Mitre operates three call centers in the United Kingdom and a fourth call center in Belgium that have the capability to handle calls and respond to electronic mail via the Internet in over 20 languages and dialects. In May, 1996, Mitre opened a fifth call center in Tokyo, Japan. Mitre has approximately 1,430 operational workstations in its five call centers and employs approximately 3,400 people.
 For the fiscal year ended December 31, 1995, Mitre had revenues of approximately $58.4 million.

INDUSTRY OVERVIEW

    Teleservicing includes telephone-based direct sales programs, customer service programs and consumer research. The ability to implement large scale, professional teleservicing programs has improved dramatically over the past ten years with the development of sophisticated call and data management systems, including specialized computer software, predictive dialers, automatic call distributors and digital switches. Industry sources estimate that teleservicing expenditures were $77 billion in 1995, and the industry has experienced substantial growth over the past ten years. The teleservicing industry is highly fragmented and most independent teleservicers are small, single facility operations. There are a large number of teleservicing operations in the United States, although the Company believes that less than 1,000 are independent teleservicing companies such as SITEL.

    The advantages of teleservicing include high response rates, low cost per transaction, direct interaction with customers and on-line access to detailed customer or product information to immediately respond to customer inquiries. Significantly, even when a customer chooses not to make a purchase, teleservicing often permits the client to learn more about the customer's decision-making process and to update customer information in the client's database. As a result of these advantages, teleservicing has become one of the fastest growing forms of direct marketing. According to trade publication sources, approximately 43% of direct marketers expect to increase spending on teleservicing in 1996.

    With the proliferation of toll-free "800" numbers, the telephone is becoming the principal means of providing customer service. Professional teleservicers make extensive use of computer technology to quickly access specific customer and product information necessary to successfully address customer inquiries. Customers find the immediate response available via the telephone a great convenience, while clients are able to gain important customer feedback and update their customer databases during most service calls. SITEL believes large corporations will continue to find new ways of enhancing customer service through teleservicing programs.

    Increasingly, large corporations are outsourcing their teleservicing activities as part of an overall effort to focus internal resources on their core competencies while improving operating efficiencies and reducing costs. The Company believes that only large, professional independent teleservicing companies such as SITEL can provide the expertise and sophisticated technological resources necessary to effectively serve the sustained teleservicing needs of large corporations. Additionally, because teleservicing involves direct interaction with the client's customers, the teleservicer's reputation for quality of service is critical to winning new clients.

    The increasing regulation of telemarketing practices is forcing small, independent telemarketers to adopt operating practices viewed as standard by large, professional independent teleservicers such as SITEL. The Company believes these regulations will increase consumer confidence in telemarketing. The Company also believes that this trend towards increased regulation of telemarketing is another reason corporations are seeking outsourcing relationships with large, professional independent teleservicers such as SITEL.

BUSINESS STRATEGY

    Key elements of SITEL's business strategy include:

 INDUSTRY SPECIALIZATION AND DIVISIONAL STRUCTURE. SITEL's industry focus differentiates it from its competitors and has allowed it to develop substantial expertise in serving clients in the insurance, telecommunications, financial services, and publishing industries. Management believes that the Company's divisional structure offers marketing advantages over competitors with a generalized service approach inasmuch as the Company's divisional sales personnel, teleservice representatives and customer service personnel concentrate their efforts to understanding and responding to the competitive and regulatory issues affecting the division's clients. The Company's divisional operating structure also allows SITEL to respond quickly to its clients' needs and new business opportunities as well as to better develop its management depth. Revenues from the insurance, telecommunications, financial services, and publishing divisions represented 41%, 20%, 17%, and 9%, respectively, of revenues in fiscal 1996. The balance of the Company's revenues for these periods was attributable to inbound and other teleservicing activities.

 FOCUS ON LARGE CORPORATE CLIENTS. SITEL seeks clients with large customer bases which can generate recurring revenues because of their ongoing direct sales and customer service needs. Establishing long-term relationships with these clients often leads to additional business opportunities as these corporations continue to outsource more of their teleservicing activities and also positions SITEL as an integral part of its clients' sales and customer service programs. By de-emphasizing one-time event driven and promotion-oriented business and focusing instead on long-term relationships, the Company is able to improve its profitability and service levels by: (i) improving the predictability of its facility and labor requirements, (ii) providing employee training on specific client programs and industry issues and (iii) continually developing technological and process improvements to better serve its long-term clients.

 COMMITMENT TO QUALITY SERVICE. SITEL's commitment to quality service is critical to its clients and its ability to perform large scale teleservicing programs. SITEL provides quality service in the teleservicing industry through its industry specialization, emphasis on employee selection, training and management, as well as the use of sophisticated call and data management technology.

 SOPHISTICATED AND FLEXIBLE CALL AND DATA MANAGEMENT TECHNOLOGY. SITEL makes extensive use of call and data management technology, including proprietary computer software, predictive dialers, automated call distributors and digital switches to provide superior client service and perform large scale teleservicing programs. In addition, because the technological requirements of the client tend to vary based on the client's industry, each of SITEL's divisions is responsible for its own call and data management systems which increases the Company's flexibility in developing technical solutions to its clients' teleservicing issues.

 EMPLOYEE OWNERSHIP. Management believes that SITEL's broad-based employee ownership, together with its incentive bonus compensation plans, contribute to high employee productivity and better client service and have been a key factor in the Company's success. As of July 31, 1996, more than 350 employees and managers other than Mr. Lynch owned Common Stock or options to acquire Common Stock. Management intends to continue its strategy of providing equity incentives and incentive bonus compensation to a broad range of key employees.

GROWTH STRATEGY

    In light of increasing direct marketing expenditures by large corporations, greater emphasis on teleservicing programs and the trend toward outsourcing of teleservicing activities, SITEL believes there are significant opportunities to expand its business. The Company's growth strategy has five key elements:

 INCREASE REVENUES FROM EXISTING CLIENTS. The Company believes there is a significant opportunity to increase revenues from existing clients. Specifically, SITEL is targeting opportunities to capture an increasing share of its clients' direct sales and customer service activities and to cross-sell its other teleservices. For example, SITEL was awarded contracts to provide customer services to Allstate Insurance Company's policyholders and members of the Allstate Motor Club. Previously, SITEL primarily conducted direct sales programs for Allstate Motor Club.

 OBTAIN NEW CLIENTS WITHIN EXISTING INDUSTRY SPECIALIZATIONS. The insurance, telecommunications, financial services and publishing industries include many large corporations which rely on teleservicing for a substantial portion of their direct sales and customer service needs. SITEL believes there is significant opportunity for each of its divisions to grow by targeting new clients in its focus industries that are seeking to outsource their existing or new teleservicing programs. The Company believes it has a competitive advantage in competing for these new clients because of its expertise and reputation for quality service with clients in these industries. For example, the Company's Financial Services Division added 12 new credit card issuers and other financial service institutions as clients during fiscal 1996.

 ADD NEW INDUSTRY SPECIALIZATIONS. The Company is evaluating several industries which are expected to substantially increase expenditures on direct sales and customer service teleservicing applications. The Company's divisional structure facilitates adding new industry groups without commensurate increases in corporate overhead. The Company may enter new industries through acquisition, joint venture or internal expansion.

 CREATE NEW VALUE-ADDED TELESERVICING APPLICATIONS. SITEL regularly seeks to create new value-added services which have not historically been offered by independent teleservicers. Creating additional value-added services should both increase the average account size and, more importantly, strengthen the long-term relationships between SITEL and its clients. For example, the Company now makes reminder calls to customers with modestly past-due accounts on behalf of major credit card issuers.

 EXPLORE STRATEGIC ACQUISITIONS. SITEL intends to take advantage of the fragmented nature of the telemarketing industry by making strategic domestic and international acquisitions. Through selected strategic acquisitions, SITEL seeks to serve new industries or complement its client base in one of its current industry specializations. For example, SITEL began to serve the telecommunications and publishing industries through the Company's acquisition of May Telemarketing, Inc. in October 1992. Through the Teleaction, NAFS and CTC Acquisitions and the proposed Mitre Acquisition, the Company will be positioned to become a global leader in the teleservicing industry. See "BUSINESS - Recent Developments." The Company may seek additional international acquisitions. The Company evaluates acquisitions using numerous criteria including management strength, service quality, industry focus, diversification of client base and operating characteristics.

OPERATIONS OVERVIEW

    SITEL's teleservices involve direct communication with its clients' customers by telephone. This contact is either outbound (SITEL initiated) or inbound (customer initiated).

 OUTBOUND SALES. Outbound telemarketing refers to direct sales activities that commence when SITEL places calls to parties targeted by the client to offer products or services or to obtain information. In most instances, SITEL receives customer data electronically from its clients. These files have been selected to match the demographic profile of the targeted customer for the product or service being offered and contain each targeted customer's name, address, phone number and other relevant data. SITEL's data management system sorts the records and electronically assigns them to one of its outbound call centers. Telephone calls are controlled by computerized call management systems that utilize predictive dialers to automatically dial the telephone numbers in the files, determine if a live connection is made and present connected calls to a telephone service representative who has been trained for the client's program. When a call is presented, the customer's name, other information about the customer and the program script simultaneously appear on the service representative's computer screen. The service representative then uses the script to solicit an order for the product or service or to request information that will be added to the client's database.

 INBOUND CUSTOMER SERVICE. Inbound telemarketing is the process by which a call from a client's customer is received, identified, routed to a SITEL service representative and answered. The information and results of the call are captured and reported to SITEL's clients for order processing, customer service and data management. Typically, a customer calls a toll- free "800" number to request product or service information, place an order for an advertised product or service or obtain assistance regarding a previous order or purchase. To properly handle these functions, SITEL utilizes automated call distributors and digital switches to identify each inbound call by "800" number and immediately route the call to a SITEL service representative trained for that program. Simultaneously with receipt of the call, the service representative's computer screen will display information pertinent to the call. For example, if the call is in response to a catalog sent to the customer, the service representative will be able to reference the catalog items and their prices on the computer screen.

    In some cases, the Company provides an automated answer to an inbound call. SITEL's automated call distribution system detects, based on the incoming "800" number, the client and program associated with the call and greets the customer with a prerecorded message, usually scripted by the client with SITEL's assistance. The customer is then asked to respond to information requests by telephone touch pad. For example, a client beginning a new promotion may publish a toll-free number for customers to call. SITEL's interactive system would answer the call, provide the customer with basic information about the promotion and any eligibility requirements and then route customers who believe they qualify for the promotion or need additional assistance to a SITEL service representative, thereby both screening the call and communicating useful information to the customer.

 QUALITY ASSURANCE. During the course of each teleservicing campaign, the Company carefully monitors its service representatives to ensure strict compliance with the client's script and to maintain quality and efficiency. Sales confirmations are recorded with the customer's consent to insure accuracy and provide a record in the event a customer later questions or challenges the accuracy of a transaction. If requested by the client, a SITEL quality assurance representative will call back customers to verify order information. SITEL also allows its clients to monitor teleservicing calls on a real-time basis. The Company's information systems enable SITEL to provide its client with hourly reports, if necessary, on the status of an ongoing teleservicing campaign and can transmit summary data and captured information electronically to clients if desired. Access to these data enables SITEL's client to modify or enhance an ongoing campaign to improve its effectiveness.

SITEL BUSINESS DIVISIONS

    SITEL conducts its business primarily through five divisions, four of which focus on specific industries and, to take advantage of economies of scale, a fifth, called Client Services, which handles those activities which do not fit in one of the industry groups, including new initiatives the Company is seeking to develop into additional industry groups. Each industry-specific division is managed by its own president and a number of divisional managers who are responsible not only for the division's operations but also for its budgeting, sales and marketing, staffing requirements, selection of call and data management hardware, development of proprietary software and facilities management. SITEL's senior corporate officers focus on strategic planning, overall marketing, finance, acquisitions, human resources, legal and other division support. The Company believes that this industry focus provides SITEL a competitive advantage over other large teleservicers who take a general services approach to the teleservicing business. SITEL's divisions are better able to understand the specific industry issues and vernacular of clients and prospects and to use that knowledge in the design of solution-oriented teleservicing programs that provide greater value to their clients.

INSURANCE

    The Insurance Division is the Company's largest operating division and was formed in fiscal 1992 as the Company's first industry specific division. The division provides outsourced direct selling and customer support services primarily to insurance companies, most of which are focused on the direct marketing of specialty insurance products such as accidental death and disability, credit life and supplemental health insurance. The Company recently formed an inbound calling group within the division to handle inbound teleservices for several insurance company clients.

 DIRECT RESPONSE INSURANCE SALES. In fiscal 1996, SITEL sold more than 1.6 million insurance policies for clients including J.C. Penney Life Insurance Company, Advanta Life Insurance Company, Providian Insurance Company and American Security Group. Direct response insurance companies typically do not have sales forces or relationships with independent insurance agents but rely instead on in-house and outsourced telemarketing as a major distribution channel for their products. The market for direct response insurance has experienced rapid growth in recent years, which is expected to continue. These insurance products have become more easily understood by the average consumer and more affordable, with monthly premiums generally ranging from $7 to $30. Insurance products sold by the division are typically designed by the insurance carrier and marketed, for ease of premium payment, in conjunction with a credit card issuer. In addition, most sales of direct response insurance products are not subject to subsequent underwriting approval by the insurance company which further enhances the ability to distribute them by telephone.

    The Insurance Division operates ten sites. SITEL believes that its strategy of serving the insurance industry with approximately 475 licensed agents holding approximately 10,500 state licenses has created a competitive advantage and will lead to continued growth for the division. Management believes it has the largest group of licensed insurance agents of any independent teleservices company in the United States and that it is the only company in its industry to offer state approved on-site insurance licensing and continuing insurance education classes for its employees. The Company believes that its substantial investment in licensing and continuing education, and its expertise at maintaining compliance with insurance regulations, have created a competitive advantage while enabling it to provide a high level of service to its clients.

 CUSTOMER SUPPORT SERVICES. In addition to the direct sale of insurance products for its clients, SITEL provides a variety of support services specifically designed to enhance the identification, servicing and retention of insurance customers. For example, as a service to Allstate insurance agents, SITEL service representatives answer customer calls when the local agent is not available. Through SITEL's data management system, the service representative can access Allstate's database of policyholder information to answer questions regarding the customer's policy. SITEL service representatives also generate leads for Allstate's insurance agents by calling existing policyholders to determine their interest in other insurance products. The Company also processes applications for insurance and provides claims reporting services 24 hours per day, seven days per week.

 TELECOMMUNICATIONS

    SITEL's Telecommunications Division works primarily with major telephone companies, long distance carriers, cellular telephone service providers and telecommunications equipment suppliers. The division's principal activities include the direct sale of products and services to its clients' consumer and business customers. Among the products and services marketed by the division are caller ID and call waiting, long distance, cellular and "800" telephone service and telephones and related products.

    SITEL provides teleservices for most of the regional Bell operating companies ("RBOCs") including Bell Atlantic, BellSouth, PacBell and US West. The division's other principal clients include GTE Corporation and LDDS Worldcom Inc., the fourth largest U.S. long-distance carrier. The Telecommunications Division was formed in fiscal 1994 following the acquisition of May Telemarketing and operates eight facilities.

    Management expects the telecommunications industry to outsource more of its telemarketing due primarily to heightened competition in the industry which has led telecommunications companies to seek to control costs and improve efficiencies by outsourcing their teleservicing activities. The Company also expects that the industry's teleservicing activities will increase with the development of new telecommunications products and services.

 FINANCIAL SERVICES

    The Financial Services Division works primarily with the nation's largest credit card issuers as well as other financial institutions. For credit card issuers, the division provides customer acquisition, retention and renewal, as well as customer services such as arranging credit card balance transfers, accepting account applications and providing account information. The Company also conducts teleservicing to enroll merchants in credit card programs. More recently, the division has begun to provide teleservices on behalf of financial institutions including direct sales of mortgage refinancing and home equity line of credit programs.

    The Company's principal financial services clients include Advanta National Bank, Chevy Chase Savings Bank and Novus Services, Inc. SITEL's Financial Services Division was formed in fiscal 1994 and operates six facilities.

 PUBLISHING

    The Publishing Division works primarily with major magazine and newspaper publishers and book clubs to sell and renew subscriptions and book club memberships, cross-sell other client publications and reinstate expired subscriptions or memberships. The division's principal clients include Time Life Inc., Forbes Inc., Meredith Corporation, publisher of national publications such as BETTER HOMES AND GARDENS, McGraw-Hill, Inc., publisher of BUSINESS WEEK, and the NEW YORK TIMES. Formed following the acquisition of May Telemarketing, Inc. in fiscal 1993, the Publishing Division operates three facilities.

    SITEL believes that the market for traditional magazine and newspaper and book club outbound teleservicing provided by independent teleservicing firms is a mature industry. Management anticipates that future growth opportunities will come from creating teleservices to meet the needs of publishers of electronic media, such as CD-ROM software and on-line computer services. The Company believes that most of the current telemarketing of software and on-line services is conducted by in-house teleservicing organizations. The Company expects that as the demand for software and on-line services increases there will be a corresponding trend to outsource teleservices.

 CLIENT SERVICES

    The fifth division, called Client Services, handles those activities which do not fit in one of the industry groups, including new initiatives the Company is seeking to develop into additional industry groups. SITEL has identified a number of other industries that it believes are candidates for SITEL's teleservices. Companies in these industries generally have large customer bases. The Company typically focuses initially on serving clients in these industries on a project-by-project basis in order to gain a better understanding of the industry and to develop new telemarketing concepts. The Company's objective is to develop these projects into long-term growth opportunities and potential new industry specializations.

SALES AND MARKETING

    SITEL's marketing strategy centers around providing solutions to each client's direct sales and customer service needs. Each division has its own sales personnel, who have an in-depth understanding of their focus industry and extensive experience in the teleservicing industry which allows them to create and tailor teleservicing programs to address the specific needs of the target client. The sales personnel from the various divisions meet as a group on a monthly basis to provide market feedback and discuss ideas and selling techniques. The divisions also work together to take advantage of potential cross-selling opportunities. The sales personnel are compensated by salary and bonuses based on individual performance and overall division profitability.

    A SITEL service team works directly with each client or potential client to develop an effective telephone-based direct marketing plan based upon customer dynamics and the client's needs. Often, SITEL initially develops a pilot program for a new client to demonstrate the Company's abilities and the effectiveness of teleservicing as a direct marketing and customer service strategy. SITEL's sales personnel also assist clients in identifying target customers and developing programs to reach those customers, communicate results of the programs and assist clients in modifying programs for future use. SITEL's experience and specific industry knowledge allow it to provide clients with a superior level of service at a competitive rate.

CLIENT RELATIONSHIPS

    The Company generally operates under month-to-month contractual relationships. The pricing component of a contract is often comprised of an initial fee, a base service charge and separate charges for ancillary services. The initial fee and base service charges are usually based upon an hourly rate and in some instances may be based upon the number of completed calls. On occasion, the Company performs services for a commission on successful sales under contracts terminable by the Company with 30 or fewer days notice.

    SITEL targets those companies within its focus industries with the greatest potential to generate recurring revenues because of their ongoing direct sales and customer service needs and also those which have large customer bases which can benefit from targeted teleservicing programs. Many of SITEL's current clients have sizable in-house teleservicing operations, and the Company often competes against those in-house operations for the client's business. At May 31, 1996, SITEL provided direct sales and customer service to approximately 130 clients. The Company's 20 and ten largest clients accounted for 83.2% and 64.1%, respectively, of the Company's revenues during fiscal 1996. In fiscal 1996, J.C. Penney Life Insurance Company and Allstate Insurance Company represented 11.6% and 11.0%, respectively, of total revenues.

PERSONNEL AND TRAINING

    Management believes that a key component of SITEL's success is the quality of its employees. The Company offers extensive in-house classroom and on-the-job training programs for its personnel including instruction on the industries which SITEL serves and on proper teleservicing techniques. For example, the Insurance Division offers on-site, state approved insurance licensing and continuing education classes for SITEL insurance agents. The amount of classroom and on-the-job training before an employee can qualify to take the insurance agent license examination is approximately 150 hours. The Company utilizes approximately one floor supervisor for each eight telephone service representatives, encourages employee self-development and usually promotes individuals from within the organization.

    As is typical in the teleservicing industry, approximately 70% of the Company's service representatives are part-time employees. The Company compensates its service representatives on an hourly basis and competes with other employers for individuals seeking supplemental income, including homemakers and college students. The Company's decision to locate calling facilities outside of Omaha relates in part to the high concentration of other teleservicing firms in Omaha that compete with SITEL for available qualified employees. As of May 31, 1996, SITEL had 6,703 employees, of which 4,963 were service representatives. None of SITEL's employees is represented by a labor union. The Company considers its relations with its employees to be good.

COMPETITION

    SITEL is one of the largest non-captive teleservicing operations in the United States, along with MATRIXX Marketing Inc., APAC TeleServices Inc., ITI Marketing Services, Inc. and West Telemarketing Corporation. The teleservicing industry is extremely competitive and highly fragmented, and most independent telemarketers are small, single facility operations. The Company also competes with in-house telemarketing organizations throughout the United States. In-house teleservicing organizations providing direct sales and customer service functions continue to comprise by far the largest segment of the telemarketing industry. The Company also competes with direct mail, television, radio and other advertising media. SITEL believes that high response rates, among other advantages of teleservicing, have contributed significantly to the growth of the industry.

GOVERNMENT REGULATION

    Telemarketing sales practices are regulated both federally and at the state level. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibits telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the TCPA requires telemarketing firms to maintain a list of residential customers that have stated that they do not want to receive telephone solicitations and, thereafter, to avoid making calls to such consumers' telephone numbers.

    Regulations issued by the Federal Trade Commission (the "FTC") under the federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") prohibit misrepresentation in telemarketing sales. Generally, the FTC's rules prohibit misrepresentation regarding the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. The Company believes that it is in compliance with the TCPA and the FTC's rules. The Company trains its telephone service representatives to comply with the TCPA and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on SITEL's "do-not-call" list.

    A number of states have enacted or are considering legislation to regulate telemarketing. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the teleservicing industry.

    The industries served by the Company's divisions are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by SITEL in making consumer solicitations. The Company generally requires its clients to indemnify SITEL against claims and expenses arising with respect to the Company's services performed on its clients' behalf. The Company has never been held responsible for regulatory noncompliance by a client. SITEL employees who complete the sale of insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, which are currently provided in-house by the Company.

MANAGEMENT INFORMATION SYSTEMS

    SITEL's management information systems have been designed to provide quality service to its clients and to manage and effectively control all aspects of its business. Each division has its own information systems that electronically link the division's facilities and which generate reports for electronic transmission to clients through interfaces with clients' computer systems. The Company maintains a wide area network to connect its divisions with the corporate offices. The Company recently installed a new information system for its human resources group to enable the Company's divisions to share information regarding past, current and prospective employees. The

Company believes its computer security system sufficiently protects the integrity and confidentiality of its computer systems and data. SITEL also has established arrangements for off-site disaster back-up storage.

INSURANCE

    The Company carries property damage, directors' and officers' liability and workers' compensation insurance coverage in amounts management considers sufficient to protect the Company.

ITEM 2.  PROPERTIES.

    SITEL's corporate headquarters are located in Omaha, Nebraska in leased facilities consisting of approximately 13,560 square feet of office space. The initial term of this lease expires in October 1998, and there are two five-year renewal options. The Company also leases the following facilities for its call centers:
                                                           NUMBER OF
     OPERATING UNIT          FACILITY LOCATION           WORKSTATIONS
     --------------           ------------------          ------------
     Insurance               Omaha, Nebraska                 442
                             McCook, Nebraska                 58
                             North Platte, Nebraska           79
                             Fort Collins, Colorado           74
                             Atlantic, Iowa                   84
                             Carroll, Iowa                    73
                             Laramie, Wyoming                 87
                             Beatrice Nebraska                76
     Telecommunications      Omaha, Nebraska                  96
                             Aurora, Colorado                 72
                             San Angelo, Texas               297
                             San Antonio, Texas              128
                             Toronto, Ontario                 78
                             Montreal, Quebec                 36
                             Calgary, Alberta                 36
                             Vancouver, B.C.                  39
     Financial Services      Omaha, Nebraska                 271
                             Hastings, Nebraska              108
                             LaGrange, Georgia                84
                             Brookings, South Dakota         112
                             Rome, Georgia                    72
     Publishing              Omaha, Nebraska                  64
                             Norfolk, Nebraska                80
                             Amarillo, Texas                  80
     Client Services         Omaha, Nebraska                 324
     Spain(a)                Madrid                          500
                             Barcelona                       225
                             Sevilla                          90
                             Valencia                         70
                             Bilbao                           62
                             Oviedo                           30
                             Lisbon, Portugal                 70
                             La Coruna                        55
     Credit Services         Buffalo, New York                99
                             Atlanta, Georgia                174


     Total workstations                                    4,325



___________

(a) Includes workstations staffed by employees located on certain clients' premises.

    The leases of these facilities generally expire between July 1996 and October 2001, and most leases contain renewal options. The above schedule does not include facilities with approximately 1,430 operational workstations which will be added upon completion of the Mitre Acquisition. The Company believes that its current facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. In May 1996, the Company's Insurance Division signed a lease for a call center facility in Savannah, Georgia. This facility is expected to include up to 250 workstations and began limited operations in June 1996. The Company has also made arrangements for facilities in Abilene, Corpus Christi, and Odessa, Texas which are expected to include up to a total of 344 workstations. SITEL believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

    In addition to its own call centers, SITEL has contracts with eleven additional remote operation sites ("ROPS") which contain an aggregate of 483 workstations. These ROPS are owned and operated by independent third parties and are used by SITEL to meet a portion of its outbound teleservicing needs. A number of the ROPS are affiliated with local telephone companies. SITEL actively monitors the quality and performance of each ROPS facility. The owner-operator of each ROPS is responsible for all costs associated with maintaining and staffing the facility and is generally compensated at negotiated hourly rates.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.


                                        * * *

                         EXECUTIVE OFFICERS OF THE REGISTRANT

    The present executive officers of SITEL are James F. Lynch (Chairman of the Board and Chief Executive Officer), Michael P. May (President), Barry S. Major (Executive Vice President-Finance and Chief Financial Officer), Edward R. Taylor III (Executive Vice President-Sales and Marketing), Nancy C. Noack (Senior Vice President-Accounting and Administration, Secretary and Treasurer). Information concerning such executive officers appears in the following paragraphs:

    Mr. Lynch, age 47, founded SITEL in 1985 and has served as Chairman, Chief Executive Officer and a director since its inception. Prior to founding SITEL, he served as President of HQ800, Inc., a subsidiary of United Technologies that provided telemarketing services to third parties. SITEL was formed when
Mr. Lynch negotiated the purchase of the assets of HQ800 from United Technologies. From 1980 to 1984, Mr. Lynch served as Director of Sales and Marketing for WATTS Marketing of America, a former subsidiary of First Data Resources, a credit card processing firm. WATTS is now part of MATRIXX Marketing Inc., a provider of telemarketing services. Mr. Lynch is Mr. Fischer's first cousin.

    Mr. May, age 46, has served as President of SITEL since June 1996. Prior to assuming his duties as President, Mr. May was Executive Vice President from October 1992, when SITEL acquired May Telemarketing, Inc., which Mr. May founded in 1985. Prior to founding May Telemarketing, he was a director, executive officer and treasurer between 1976 and 1982 of Applied Communications, Inc., a publicly-traded software products company, now known as Transaction Systems Architects, Inc.

    Mr. Major, age 39, has served as Executive Vice President-Finance and Chief Financial Officer since June 1996. Prior to that, since joining SITEL in October 1995, Mr. Major was Senior Vice President--Finance. From 1985 to 1995, Mr. Major served in various executive positions with American National Corporation, a bank holding company, most recently as President.

    Mr. Taylor, age 38, has served as an executive officer of the Company since 1986 and was a director of the Company until July 1995. He currently serves as Executive Vice President-Sales and Marketing. From 1983 to 1986, Mr. Taylor was an executive for NICE Corporation, the predecessor to MATRIXX Marketing Inc.

    Ms. Noack, age 54, has been Treasurer and Secretary since the Company's inception and was a director until July 1995. Ms. Noack served as Senior Vice President-Finance from 1994 to 1995 and now serves as Senior Vice President-Accounting & Administration. Ms. Noack is a Certified Public Accountant.



                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    SITEL completed the initial public offering of its Common Stock on June 8, 1995. Since that date, the Common Stock has been traded in the over-the-counter market on the Nasdaq Stock Market under the symbol "SITL". The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock, as reported on the Nasdaq Stock Market since June 8, 1995 (these prices reflect a two for one stock split on May 13, 1996).

                                                                HIGH      LOW
                                                                ----      ---
    FISCAL 1996
    First Quarter (from June 8, 1995). . . . . . . . . . .   $11.31     $7.44
    Second Quarter . . . . . . . . . . . . . . . . . . . .    13.50      9.88
    Third Quarter. . . . . . . . . . . . . . . . . . . . .    19.56     12.88
    Fourth Quarter . . . . . . . . . . . . . . . . . . . .    28.94     19.88

    Holders of SITEL Common Stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. SITEL has not paid dividends in the past. SITEL believes that it is in the best interest of its stockholders to use future earnings principally to support operations and to finance the growth of the business. It is unlikely that SITEL will pay dividends in the foreseeable future.

    As of August 15, 1996, there were 89 record holders of the registrant's Common Stock. The Company believes that there are more than 2,100 beneficial owners of its Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with "SITEL Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and notes thereto included elsewhere in this report. The selected financial data presented below as of and for each of the years in the five-year period ended May 31, 1996 are derived from the Company's financial statements which have been audited by Coopers & Lybrand L.L.P.

                                                                      FISCAL YEARS ENDED MAY 31,
                                                                      --------------------------
                                                 1992        1993        1994           1995           1996
                                                 ----        ----        ----           ----           ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 -----------------------------------
Statement of Operations Data:
Revenues . . . . . . . . . . . . . . .         $31,824     $55,498     $68,855       $101,378        $140,259
Operating expenses
  Cost of services . . . . . . . . . .          17,849      31,553      37,052         55,054          74,528
  Division selling, general and
    administrative expenses. . . . . .           9,942      17,847      23,810         32,979          44,555
  Corporate general and
    administrative expenses. . . . . .           3,064       3,664       5,567          6,160           7,606
  Special compensation expense . . . .               -           -           -      34,585(a)              -
                                                 -----       -----       -----      ---------           -----
  Operating income (loss). . . . . . .             969       2,434       2,426    (27,400)(b)          13,570
Interest income (expense), net . . . .           (256)       (757)       (538)          (702)             989
Other income (expense) . . . . . . . .             279         106       1,371            399             (5)
                                                 -----       -----       -----          -----           -----
Income (loss) before income
  taxes and cumulative effect
  of accounting change . . . . . . . .             992       1,783       3,259       (27,703)          14,554
Income tax expense (benefit) . . . . .             258         575         391        (9,603)           5,188
Cumulative effect of accounting
  change(c). . . . . . . . . . . . . .             354           -           -              -               -
                                                 -----       -----       -----          -----           -----
Net income (loss). . . . . . . . . . .          $1,088      $1,208      $2,868   ($18,100)(b)          $9,366
                                                 ------     ------      ------   ------------          ------
                                                 ------     ------      ------   ------------          ------
Per common share:
  Earnings (loss) per common
    and common equivalent
    share. . . . . . . . . . . . . . .           $0.07       $0.07       $0.17     ($1.05)(b)           $0.43
                                                 -----       -----       -----     ----------           -----
Weighted average common and
   common equivalent shares
   outstanding . . . . . . . . . . . .          15,264      16,600      17,207         17,207          21,876

BALANCE SHEET DATA:
Working capital (deficit). . . . . . .          $1,011        ($2)      $2,485         $4,644         $67,979
Total assets . . . . . . . . . . . . .           9,840      23,457      24,283         45,967         116,496
Long-term debt, net of current
  portion(d) . . . . . . . . . . . . .           1,387       3,650       3,364          2,885             125
Stockholders' equity . . . . . . . . .           3,068       5,859       8,510         24,843         104,734
___________

(a) Represents a non-recurring, non-cash compensation expense of $34.6 million incurred in February 1995 resulting from the grant of stock options with an exercise price of $0.005 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options. See Note 11 of Notes to Consolidated Financial Statements.

(b) Excluding the special compensation expense and a one-time forgiveness of $528,040 owed by two stockholders, operating income, net income and earnings per share would have been $7.6 million, $5.2 million and $0.30, respectively, for the year ended May 31, 1995.

(c) During fiscal 1992, the Company changed its method of accounting for income taxes.

(d) Includes note payable to related party.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    SITEL was founded in 1985 by its Chief Executive Officer, James F. Lynch. From its inception, the Company has focused on clients in the insurance and financial services industries. In October 1992, SITEL acquired
May Telemarketing, Inc., which primarily served companies in the telecommunications and publishing industries. The Company formed its first industry group in fiscal 1992 when it separated its insurance activities into a separate division. After realizing the important competitive advantages created by this divisional structure, the Company decided to organize its other operations into four additional divisions. Each division operates autonomously and has its own management team and call and data management systems.

    Four of these divisions focus on specific industries. To take advantage of economies of scale, the fifth division historically handled the Company's inbound teleservicing activities. In recent years as the amount of revenues from inbound customer service applications has increased, these inbound activities have been moved into the appropriate industry-focused division. Today, the fifth division, called Client Services, handles those activities which do not fit in one of the industry groups, including new initiatives the Company is seeking to develop into additional industry groups.

    As a result of this divisional structure, the Company has made significant investments in divisional management personnel, systems and facilities. While the Company was first implementing this structure in fiscal 1994, operating income as a percentage of revenues declined as a result of these additional expenses. Having fully implemented its divisional reorganization during fiscal 1994, the Company increased its operating margin for fiscal 1995 to 7.6% of revenues (excluding the non-recurring, non-cash special compensation expense and the one-time forgiveness of amounts owed by two stockholders incurred in February 1995) from 3.5% of revenues in fiscal 1994. Operating margins in fiscal 1996 increased to 9.7% of revenues from 7.6% of revenues (excluding the non-recurring non-cash special compensation expense and the one-time forgiveness of amounts owed by two stockholders incurred in February 1995) in fiscal 1995. The increase in operating margins is primarily due to the Company's ability to increase revenues without a commensurate percentage increase in divisional or corporate overhead.

    Remote operation sites ("ROPS") are third-party operated facilities that service a portion of SITEL's outbound teleservicing activities. The Company has used ROPS as a method of temporarily expanding capacity without increasing fixed costs. In fiscal 1993, SITEL decided to focus on expanding its workstation capacity through Company-operated facilities. As a result, the percentage of revenues from teleservicing conducted by ROPS has steadily declined since fiscal 1993. This decline has been a factor in decreasing SITEL's cost of services as a percentage of revenues from fiscal 1993 levels since ROPS typically provide services at a higher cost than the Company would incur through its own facilities.

    The Company has experienced and expects to continue to experience quarterly variations in revenues from its largest clients. These variations relate primarily to the timing and duration of clients' telephone-based customer service programs and to the addition of new clients.

    In fiscal 1995, the Company incurred a non-recurring, non-cash special compensation expense of $34.6 million resulting from the grant of stock options with an exercise price of $.005 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options. This compensation expense also resulted in a deferred tax benefit of $11.8 million to the Company which will be available to reduce future income taxes.

    Through fiscal 1994, the Company's effective income tax rate was less than the 34% statutory US rate primarily as the result of state income tax credits earned in Nebraska under a job creation and investment incentive program. In fiscal 1995 and 1996, the effective tax rate was 35%. As the Company has opened new facilities in states or countries without job or investment tax credits or in states or countries with corporate income taxes, its effective tax rate will continue to increase.

    The Company expects to account for the Mitre and NAFS Acquisitions as a pooling of interests and the Teleaction Acquisition as a purchase for financial reporting purposes. The resulting goodwill arising from the acquisition of Teleaction, estimated to be $23.5 million, will be amortized on a straightline basis over 25 years. However, goodwill will be increased by the amount of any future contingent payment made if certain profitability targets are achieved by Teleaction during the two years following the closing. The Company consummated the acquisition of Teleaction on June 12, 1996.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data as a percentage of revenues for the periods indicated.
                                                  FISCAL YEARS ENDED MAY 31,
                                                   --------------------------
                                                  1994      1995      1996
                                                   ----      ----      ----
  Revenues...................................    100.0%    100.0%    100.0%
  Operating expenses:
    Cost of services.........................      53.8      54.3      53.1
    Division selling, general and
       administrative expenses...............      34.6      32.5      31.8
    Corporate general and administrative
       expenses..............................       8.1       6.1       5.4
    Special compensation expense.............        --      34.1        --
                                                   -----    -------    -----

     Operating income (loss)................        3.5     (27.0)      9.7
                                                   -----    -------    -----
  Interest expense, net......................      (0.8)     (0.7)     (0.7)
  Other income...............................       2.0       0.4         -
                                                   -----    -------    -----
     Income (loss) before income taxes......        4.7     (27.3)     10.4
  Income tax expense (benefit)...............       0.5      (9.5)      3.7
                                                   -----    -------    -----
     Net income (loss)......................       4.2%    (17.8)%     6.7%
                                                   -----    -------    -----
                                                   -----    -------    -----


FISCAL 1996 COMPARED TO FISCAL 1995

    REVENUES. Revenues increased $38.9 million, or 38.4%, to $140.3 million in fiscal 1996. Of this increase, $7.6 million was attributable to services initiated for new clients and $31.3 million to higher revenues from existing clients. Revenues from existing clients increased 30.9% in fiscal 1996 over fiscal 1995 primarily as a result of higher calling volumes rather than higher rates.

    COST OF SERVICES. Cost of services represents labor and telephone expenses directly related to teleservicing activities. As a percentage of revenues, cost of services decreased from 54.3% in fiscal 1995 to 53.1% in fiscal 1996. The majority of this decrease related to lower direct labor costs for service representatives hired for new operations outside of the Omaha labor market with lower prevailing hourly wage rates.

    DIVISION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Division selling, general and administrative expenses include all expenses which directly support divisional operations such as each division's management, facilities expenses including rent, utilities and taxes, equipment depreciation and maintenance expenses, sales and marketing activities and client support services. These expenses increased $11.6 million, or 35.2%, to $44.6 million in fiscal 1996 from $33.0 million in fiscal 1995. This increase was primarily a result of administrative staff, system and facilities expenses for new operations opened during fiscal 1996 to support the Company's higher calling volumes. As a percentage of revenues, these expenses decreased to 31.8% in fiscal 1996 from 32.5% in fiscal 1995. The Company did not require a commensurate level of additional overhead to support its increased volume of business.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses represent the cost of central services the Company provides to support and manage its divisional activities. These expenses include senior corporate management, accounting and payroll, general administration, human resources management and legal services. Corporate general and administrative expenses increased $1.4 million, or 22.6%, to $7.6 million in fiscal 1996 from $6.2 million in fiscal 1995. As a percentage of revenues, however, these expenses decreased to 5.4% in fiscal 1996 from 6.1% in fiscal 1995 because the Company did not require a commensurate level of corporate overhead to support its increased volume of business.

    SPECIAL COMPENSATION EXPENSE. In February 1995, the Company incurred a non-recurring, non-cash compensation expense of $34.6 million. This resulted from the grant of stock options with an exercise price of $.005 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options.

    OPERATING INCOME. Excluding the non-recurring, special compensation expense and the one-time forgiveness of $528,040 owed by two stockholders, operating income would have increased $6.0 million, or 78.9%, to $13.6 million in fiscal 1996 from $7.6 million in fiscal 1995. As a percentage of revenues, operating income (excluding the non-recurring special compensation expense and the amount forgiven) would have increased to 9.7% in fiscal 1996 from 7.6% in fiscal 1995 primarily due to an increase in revenues without a commensurate increase in divisional or corporate overhead. Primarily as a result of the non-recurring, special compensation expense, the Company reported an operating loss of $27.4 million in fiscal 1995.

    INTEREST EXPENSE, NET. Fiscal year 1996 reflected net interest income of $1.0 million as compared to net interest expense of $.7 million in fiscal year 1995. From the proceeds of the public offerings, debt was paid and the remaining proceeds invested; thus, interest expense has been reduced and interest income has increased.

    OTHER INCOME (EXPENSE). Other income includes income that cannot be attributed to a particular division, including volume rebates from telephone service providers and various job training incentives paid to the Company by local and state economic development agencies and may include other items.
Other income decreased to ($4,879), in fiscal 1996 from $399,349 in fiscal 1995.

    NET INCOME.  The Company reported net income of $9.4 million in fiscal
1996. Primarily as a result of the non-cash non-recurring, special compensation expense and the one-time forgiveness of $528,040 owed by two stockholders, the Company reported a net loss of $18.1 million in fiscal 1995. Excluding the special compensation expense and the amount forgiven, net income would have increased $4.2 million, or 81%, to $9.4 million in fiscal 1996 from $5.2 million in fiscal 1995 and would have increased to 6.7% of revenues from 5.1% of revenues.

FISCAL 1995 COMPARED TO FISCAL 1994

    REVENUES. Revenues increased $32.5 million, or 47.2%, to $101.4 million in fiscal 1995 from $68.9 million in fiscal 1994. Of this increase, $20.2 million was attributable to services initiated for new clients and $12.3 million to higher revenues from existing clients. Revenues from existing clients increased 17.9% in fiscal 1995 over fiscal 1994 primarily as a result of higher calling volumes rather than higher rates.

    COST OF SERVICES. Cost of services represents labor and telephone expenses directly related to teleservicing activities. As a percentage of revenues, cost of services increased to 54.3% in fiscal 1995 from 53.8% in fiscal 1994. This increase was primarily attributable to certain higher margin programs that represented a higher percentage of total revenues in fiscal 1994 than in fiscal 1995 and, to a lesser extent, higher direct labor costs for service representatives in Omaha hired for the Company's overall increased calling volumes. As the Company expands its calling volumes, it expects to continue to locate new operations outside of Omaha in order to take advantage of lower prevailing hourly wage rates for service representatives.

    DIVISION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Division selling, general and administrative expenses include all expenses which directly support divisional operations such as each division's management, facilities expenses including rent, utilities and taxes, equipment depreciation and maintenance expenses, sales and marketing activities and client support services. These expenses increased $9.2 million, or 38.5%, to $33.0 million in fiscal 1995 from $23.8 million in fiscal 1994 primarily as a result of increased expenses attributable to new Company-operated facilities as well as additional staff to support the Company's higher calling volumes in fiscal 1995. As a percentage of revenues, however, these expenses decreased to 32.5% in fiscal 1995 from 34.6% in fiscal 1994. This percentage decrease was directly attributable to increased revenues in all divisions without a commensurate increase in divisional expenses.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses represent the cost of central services the Company provides to support and manage its divisional activities. These expenses include senior corporate management, accounting and payroll, general administration, human resources management and legal services. Corporate general and administrative expenses increased $591,992, or 10.6%, to $6.2 million in fiscal 1995 from $5.6 million in fiscal 1994. Of this increase, $528,040 was due to a one-time forgiveness of amounts due by two stockholders. As a percentage of revenues, however, these expenses decreased to 6.1% in fiscal 1995 from 8.1% in fiscal 1994 because the Company did not require a commensurate level of corporate overhead to support its increased volume of business.

    SPECIAL COMPENSATION EXPENSE. In February 1995, the Company incurred a non-recurring, non-cash compensation expense of $34.6 million. This resulted from the grant of stock options with an exercise price of $.005 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options.

    OPERATING INCOME. Excluding the non-recurring, special compensation expense and the one-time forgiveness of $528,040 owed by two stockholders, operating income would have increased $5.2 million, or 216.7%, to $7.6 million in fiscal 1995 from $2.4 million in fiscal 1994. As a percentage of revenues, operating income (excluding the non-recurring special compensation expense and the amount forgiven) would have increased to 7.6% in fiscal 1995 from 3.5% in fiscal 1994 primarily due to an increase in revenues without a commensurate increase in divisional or corporate overhead. Primarily as a result of the non-recurring, special compensation expense, the Company reported an operating loss of $27.4 million in fiscal 1995.

    INTEREST EXPENSE, NET. Net interest expense increased slightly to $702,476, or 0.7% of revenues, in fiscal 1995 from $538,070, or 0.8% of revenues, in fiscal 1994.

    OTHER INCOME. Other income includes income that cannot be attributed to a particular division, including volume rebates from telephone service providers and various job training incentives paid to the company by local and state economic development agencies and may include other items. Other income decreased to $399,349, or 0.4% of revenues, in fiscal 1995 from $1.4 million, or 2.0% of revenues, in fiscal 1994. This decrease was primarily attributable to a one-time $985,000 payment in fiscal 1994 from a client in connection with the client's decision to perform its teleservices internally.

    NET INCOME. Primarily as a result of the non-cash non-recurring, special compensation expense and the one-time forgiveness of $528,040 owed by two stockholders, the Company reported a net loss of $18.1 million in fiscal 1995 compared to net income of $2.9 million in fiscal 1994. Excluding the special compensation expense and the amount forgiven, net income would have increased $2.3 million, or 80%, to $5.2 million in fiscal 1995 from $2.9 million in fiscal 1994 and would have increased to 5.1% of revenues from 4.2% of revenues.

QUARTERLY RESULTS AND SEASONALITY

    The Company has experienced and expects to continue to experience quarterly variations in operating and net income principally as a result of the timing of clients' teleservicing campaigns and the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business. While the effects of seasonality on SITEL's business often are obscured by the addition of new clients or new programs for existing clients, the Company's business tends to be slower in the fiscal quarters ending in February and August. The
February quarter often is affected by reduced teleservicing activities during the December holidays and by client transitions to new marketing programs at the beginning of the calendar year. These transitions may be accompanied by delays in introducing the new programs. The August quarter is affected by reduced marketing activities during the summer. As a result, SITEL may experience lower operating margins during these fiscal quarters than during the other fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, SITEL's primary source of liquidity has been cash flow from operations, supplemented by borrowings under its revolving bank line of credit. In June, 1995, the Company used a portion of the net proceeds related to the initial public offering to repay the revolving bank line of credit and the term debt.

    SITEL's credit facility consists of a $6.0 million revolving bank line of credit, that expires in November, 1996. At May 31, 1996, there were no outstanding borrowings against the line of credit. Advances under the revolving bank line of credit bear interest at 1/2% under the bank's national prime lending rate.

    The agreement provides that the Bank will review the revolving line of credit on an annual basis and will consider renewal based on the Company's audited financial statements. In the event the Bank chooses not to review the agreement, the Company will be allowed to extend the term of the note for sixty days from the date of maturity, provided the Company is in compliance with all covenants.

    Cash provided by operating activities was $9.1 million during fiscal 1996. This was the result of $19.1 million of net income before depreciation and amortization and other non-cash charges offset by $10 million of changes in operating assets and liabilities. Cash used by investing activities for fiscal 1996 was $61.8 million, primarily related to the purchase of marketable securities and property and equipment. Cash provided by financing activities for fiscal 1996 of $56.2 million resulted primarily from common stock offerings, the proceeds of which were used in part to retire the Company's notes payable and long-term debt.

    The deferred tax assets are 11% and 13% of total assets and stockholders' equity, respectively, at May 31, 1996. The Company will be required to generate approximately $63 million of taxable income to fully utilize the net deferred tax assets. Based on the current level of taxable income, before the tax benefit of options exercised, management believes it is more likely than not that future taxable income will be sufficient to fully utilize all the net deferred tax assets recorded.

    Cash provided by operating activities was $4.4 million in fiscal 1995.
This was the result of $9.3 million of net income before depreciation and amortization and other non-cash charges offset by $4.9 million of changes in operating assets and liabilities. Cash used by investing activities for fiscal 1995 was $7.3 million, primarily related to the purchase of call and data management equipment. Cash provided by financing activities for fiscal 1995 of $3.4 million resulted primarily from net borrowings from a bank line of credit and term debt. The $34.6 million non-recurring, non-cash compensation expense incurred in February 1995 resulted in a deferred tax benefit of $11.8 million which will be available to reduce future income taxes.

    Cash provided by operating activities was $5.3 million in fiscal 1994.
This was the result of $6.5 million of net income before depreciation and amortization and other non-cash charges offset by $1.2 million of changes in operating assets and liabilities. Cash used by investing activities for fiscal 1994 was $3.0 million, primarily related to the purchase of call and data management equipment. Cash used in financing activities of $2.3 million resulted primarily from principal repayments on the Company's term debt and bank line of credit.

    Capital expenditures were $14.6 million, $6.8 million and $3.5 million in fiscal 1996, 1995 and 1994, respectively. The Company expects to spend approximately $14.4 million on capital expenditures in fiscal 1997.

Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations, additions to the Company's call and data management systems and management information systems. In addition to capital expenditures, the Company will expend approximately $24.0 million during fiscal year 1997 to acquire Teleaction, S.A., a Spanish teleservices company.

    The Company believes that funds generated from operations, together with existing cash and available credit under its revolving bank facility, will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through fiscal 1997.

INFLATION

    The Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information called for by this item (other than selected quarterly information, which is set forth below) is incorporated by reference from the Company's Consolidated Financial Statements set forth on pages F-1 through F-17 and S-1 through S-2 hereof.

    The following table sets forth statement of operations data for each of the four quarters of fiscal 1996 and fiscal 1995. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             -------------------------------------
                                                                                         QUARTER ENDED
                                                                    AUG. 31,       NOV. 30,        FEB. 29,       MAY 31,
                                                                      1995           1995            1996          1996
                                                                      ----           ----            ----          ----
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        $30,745        $33,016         35,100         41,399
Operating expenses:
    Cost of services . . . . . . . . . . . . . . . . . . . .         16,491         17,983         18,476         21,578
    Division selling, general and administrative expenses. .          9,822         10,503         11,160         13,071
    Corporate general and administrative expenses. . . . . .          1,639          1,659          1,872          2,436
                                                                    --------       --------       ---------      --------
         Operating income. . . . . . . . . . . . . . . . . .          2,793          2,871          3,592          4,314
Interest income, net . . . . . . . . . . . . . . . . . . . .             86            171            215            518
Other income (expense), net. . . . . . . . . . . . . . . . .             51            (50)            59            (65)
                                                                    --------       --------       ---------      --------
         Income before income taxes. . . . . . . . . . . . .          2,930          2,992          3,866          4,767
Income tax expense . . . . . . . . . . . . . . . . . . . . .          1,024          1,038          1,403          1,723
                                                                    --------       --------       ---------      --------
         Net income. . . . . . . . . . . . . . . . . . . . .         $1,906         $1,954         $2,463         $3,044
                                                                    --------       --------       ---------      --------
                                                                    --------       --------       ---------      --------

Net income per share . . . . . . . . . . . . . . . . . . . .          $0.09          $0.09          $0.12          $0.13
                                                                    --------       --------       ---------      --------
                                                                    --------       --------       ---------      --------

Weighted average common and common equivalent
    shares outstanding . . . . . . . . . . . . . . . . . . .         20,516         21,008         21,812         24,174
                                                                    --------       --------       ---------      --------
                                                                    --------       --------       ---------      --------


                                                                                         QUARTER ENDED
                                                                     AUG. 31,       NOV. 30,       FEB. 28        MAY 31,
                                                                      1994           1994            1995          1995
                                                                      ----           ----            ----          ----

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        $22,995        $24,203        $24,987        $29,192
Operating expenses:
    Cost of services . . . . . . . . . . . . . . . . . . . .         12,326         13,402         13,902         15,423
    Division selling, general and administrative expenses. .          6,996          7,777          8,513          9,692
    Corporate general and administrative expenses. . . . . .          1,819          1,326          1,518          1,497
    Special compensation expense . . . . . . . . . . . . . .              -              -         34,585              -
                                                                    --------       --------     ---------        --------
         Operating income (loss) . . . . . . . . . . . . . .          1,854          1,698       (33,531)          2,580
Interest expense, net. . . . . . . . . . . . . . . . . . . .          (185)          (221)           (99)          (198)
Other income, net. . . . . . . . . . . . . . . . . . . . . .            105            154             33            107
                                                                    --------       --------     ---------        --------
         Income (loss) before income taxes . . . . . . . . .          1,774          1,631       (33,597)          2,489
Income tax expense . . . . . . . . . . . . . . . . . . . . .            625            575       (11,685)            881
                                                                    --------       --------     ---------        --------
         Net income (loss) . . . . . . . . . . . . . . . . .         $1,149         $1,056      $(21,912)         $1,608
                                                                    --------       --------     ---------        --------
                                                                    --------       --------     ---------        --------

Net income per share . . . . . . . . . . . . . . . . . . . .          $0.07          $0.06        $(1.27)          $0.09
                                                                    --------       --------     ---------        --------
                                                                    --------       --------     ---------        --------

Weighted average common and common equivalent
    shares outstanding . . . . . . . . . . . . . . . . . . .         17,206         17,206       17,206           17,206
                                                                    --------       --------     ---------        --------
                                                                    --------       --------     ---------        --------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III


    The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 1996 annual meeting of the registrant's stockholders to be held on October 29, 1996, which involves the election of directors. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:

    1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of SITEL Corporation and Report of Independent Accountants are included at pages F-1 through F-17 of this Form 10-K:

         -    Report of Independent Accountants

         -    Consolidated Balance Sheets at May 31, 1995 and 1996

         - Consolidated Statements of Income (Loss) for the years ended May 31, 1994, 1995 and 1996

         - Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 1994, 1995 and 1996

         - Consolidated Statements of Cash Flows for the years ended May 31, 1994, 1995 and 1996

         - Notes to Consolidated Financial Statements for the years ended May 31, 1994, 1995 and 1996

         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedules of SITEL Corporation for the years ended May 31, 1994, 1995 and 1996 are included at pages S-1 through S-2 of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

         -    Report of Independent Accountants

         -    Schedule II - Valuation and Qualifying Accounts

All other schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

         3. EXHIBITS. The following Exhibits are filed as part of, or are incorporated by reference into, this Form 10-K:

         Exhibit
          No.
          ----

    (1)  3.1   Amended and Restated Articles of Incorporation of SITEL
               Corporation.
    (1)  3.4   Amended and Restated Bylaws of SITEL Corporation.
    (1)  4.2   Specimen Common Stock Certificate.
    (1)  9.1   Form of General Voting Agreement.
    (1)  9.2   Form of Voting Agreement with World Investments, Inc.
    (1)  10.1  SITEL Corporation Stock Option Plan for Replacement of Existing
               Options.
    (1)  10.2  SITEL Corporation Stock Option Plan for Replacement of EEBs.
    (1)  10.3  SITEL Corporation 1995 Employee Stock Option Plan.
    (1)  10.4  SITEL Corporation 1995 Non-Employee Directors Stock Option Plan.
    (1)  10.5  SITEL Corporation Executive Wealth Accumulation Plan.
    (1)  10.6  Employment Agreement with James F. Lynch.
    (1)  10.7  Employment Agreement with Michael P. May.
    (1)  10.8  Form of Right of First Refusal.
    (2)  10.9  Form of Indemnification Agreement with Outside Directors.
    (3)  10.10 Form of Indemnification Agreement with Executive Officers.
         21    Subsidiaries

         23.1  Consent of Coopers & Lybrand L.L.P.

         24.1  Power of Attorney (included on signature page).

- --------------------------

         (1) Previously filed as an exhibit to Registration Statement of SITEL Corporation on Form S-1 (Registration No. 33-91092) and
         incorporated herein by this reference.

         (2) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

         (3) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on S-8 (33-99434).

     (b) REPORTS ON FORM 8-K. The Company filed two reports on Form 8-K or Form 8-K(A) during the last quarter of the period covered by this report. A Form 8-K(A) was filed on April 24, 1996 to amend Item 7 of the Form 8-K which was filed on February 23, 1996 to provide the required pro forma financial information relating to the acquisition of C.T.C. Canadian Telephone Corporation. A Form 8-K was filed on April 26, 1996 to report Item 5 which was the Company's announcement of a two-for-one stock split.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 28, 1996                SITEL Corporation


                                  By:  /s/ James F. Lynch
                                      -------------------------------
                                      James F. Lynch, Chairman of the
                                      Board and Chief Executive Officer

                                  POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that I do hereby constitute and appoint James F. Lynch and Michael P. May, and each of them individually, as my true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for me and in my name, place, and stead in my capacity as a director of SITEL Corporation to sign any amendments to this Annual Report on Form 10-K of SITEL Corporation for the fiscal year ended May 31, 1996, and to file such amendments with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them individually and their substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in connection with such Annual Report as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, lawfully may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ James F. Lynch               Chairman of the Board,         August 28, 1996
- -------------------------------   Chief Executive
James F. Lynch                    Officer and Director

 /s/ Barry S. Major               Executive Vice President-      August 28, 1996
- -------------------------------   Finance
Barry S. Major                    (Principal Financial Officer)



 /s/ Nancy C. Noack               Senior Vice President-         August 28, 1996
- -------------------------------   Accounting and Administration
Nancy C. Noack                    (Principal Accounting Officer)


 /s/ Kelvin C. Berens             Director                       August 28, 1996
- -------------------------------
Kelvin C. Berens


 /s/ Bill L. Fairfield            Director                       August 28, 1996
- -------------------------------
Bill L. Fairfield


 /s/ Vinod Gupta                  Director                       August 28, 1996
- -------------------------------
Vinod Gupta


 /s/ George J. Kubat              Director                       August 28, 1996
- -------------------------------
George J. Kubat

                                    EXHIBIT INDEX

                                                                   Page Number
                                                                  In Sequential
                                                                    Numbering
  EXHIBIT                                                            System
  -------                                                          -------------


(1) 3.1  Amended and Restated Articles of Incorporation of
         SITEL Corporation.                                            N/A

(1) 3.4  Amended and Restated Bylaws of SITEL Corporation.             N/A

(1) 4.2  Specimen Common Stock Certificate.                            N/A

(1) 9.1  Form of General Voting Agreement.                             N/A

(1) 9.2  Form of Voting Agreement with World Investments, Inc.         N/A

(1) 10.1 SITEL Corporation Stock Option Plan for Replacement of
         Existing Options.                                             N/A

(1) 10.2 SITEL Corporation Stock Option Plan for
         Replacement of EEBs.                                          N/A

(1) 10.3 SITEL Corporation 1995 Employee Stock Option Plan.            N/A

(1) 10.4 SITEL Corporation 1995 Non-Employee Directors Stock
         Option Plan.                                                  N/A

(1) 10.5 SITEL Corporation Executive Wealth Accumulation Plan.         N/A

(1) 10.6 Employment Agreement with James F. Lynch.                     N/A

(1) 10.7 Employment Agreement with Michael P. May.                     N/A

(1) 10.8 Form of Right of First Refusal.                               N/A

(2) 10.9 Form of Indemnification Agreement with Outside Directors.     N/A

(3) 10.10   Form of Indemnification Agreement with
            Executive Officers.                                        N/A

    21   Subsidiaries                                                   47

    23.1 Consent of Coopers & Lybrand L.L.P.                            49

    24.1 Power of Attorney (included on signature page).

- -------------------------


         (1) Previously filed as an exhibit to Registration Statement of SITEL Corporation on Form S-1 (Registration No. 33-91092) and incorporated herein by this reference.

         (2) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

         (3) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on S-8 (33-99434).

                                  SITEL CORPORATION

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS

Report of Independent
Accountants...........................................................    F-2

Consolidated Balance Sheets at May 31, 1995 and 1996..................    F-3

Consolidated Statements of Income (Loss) for the years ended
     May 31, 1994, 1995 and 1996......................................    F-4


Consolidated Statements  of Changes in Stockholders' Equity
     for the years ended May 31, 1994, 1995 and 1996..................    F-5

Consolidated Statements of Cash Flows for the years ended
     May 31, 1994, 1995 and 1996......................................    F-6

Notes to Consolidated Financial Statements............................    F-7

FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants.....................................    S-1

Schedule II - Valuation and Qualifying Accounts.......................    S-2

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
SITEL Corporation and Subsidiaries

We have audited the consolidated balance sheets of SITEL Corporation and Subsidiaries (the Company) as of May 31, 1995 and 1996 and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for each of the three years ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITEL Corporation and Subsidiaries as of May 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years ended May 31, 1996 in conformity with generally accepted accounting principles.




                                       COOPERS & LYBRAND L.L.P.



Omaha, Nebraska
August 2, 1996

                          SITEL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                May 31, 1995 and 1996

                                        ASSETS


                                                                                                  May 31,
                                                                                       ---------------------------
                                                                                            1995          1996
                                                                                       ------------  -------------
Current assets:
  Cash and cash equivalents..........................................................  $  1,191,577  $   4,713,994
  Trade accounts receivable (net of allowance for doubtful
    accounts of $390,624 and $673,241, respectively).................................    15,898,239     28,071,756
  Marketable securities..............................................................           --      42,569,744
  Prepaid expenses...................................................................     1,371,791        649,866
  Recoverable income taxes ..........................................................        21,435        117,905
  Other..............................................................................       628,557      1,465,654
  Deferred income taxes .............................................................       386,848        557,700
                                                                                       ------------  -------------
           Total current assets......................................................    19,498,447     78,146,619
                                                                                       ------------  -------------
Property and equipment, net..........................................................     9,305,043     18,048,692
Deposits ............................................................................       125,998        314,585
Other assets.........................................................................       589,789        899,030
Loans receivable from related parties................................................       231,520        339,963
Goodwill.............................................................................     1,860,487      5,908,133
Deferred income taxes ...............................................................    14,356,540     12,839,305
                                                                                       ------------  -------------
           Total assets..............................................................  $ 45,967,824  $ 116,496,327
                                                                                       ------------  -------------
                                                                                       ------------  -------------


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank................................................................  $  3,126,000         $  --
  Current portion of long-term debt..................................................     4,045,531         14,736
  Current portion of capitalized lease obligations...................................        83,884            --
  Trade accounts payable.............................................................     3,393,659      2,810,876
  Accrued wages, salaries and bonuses................................................     3,816,118      5,955,235
  Other accrued expenses.............................................................       342,510      1,299,950
  Customer deposits and other........................................................        46,294         86,510
                                                                                       ------------  -------------
           Total current liabilities.................................................    14,853,996     10,167,307
                                                                                       ------------  -------------
Long-term debt, net of current portion...............................................     2,392,456        124,749
Note payable to related party........................................................       492,388            --
Deferred revenue.....................................................................           --         500,000
Deferred compensation................................................................       586,660        970,753
Common stock, subject to put option - 1,535,296 and 0  shares, respectively..........     2,799,708            --
Commitments and contingencies (Note 13)

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares authorized,
       9,709,826 and  18,647,206  shares issued and outstanding, respectively........         9,710         18,647
  Paid-in capital....................................................................    36,581,874    107,108,093
  Currency exchange adjustment.......................................................           --         (10,277)
  Accumulated deficit................................................................   (11,748,968)    (2,382,945)
                                                                                       ------------  -------------
           Total stockholders' equity................................................    24,842,616    104,733,518
                                                                                       ------------  -------------

           Total liabilities and stockholders' equity................................  $ 45,967,824  $ 116,496,327
                                                                                       ------------  -------------
                                                                                       ------------  -------------


                    The accompanying notes are an integral part of
                        the consolidated financial statements.

                          SITEL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   for the years ended May 31, 1994, 1995 and 1996



                                                                 For the Years Ended May 31,
                                                          ------------  -------------  -------------
                                                              1994           1995           1996
                                                         ------------  -------------  -------------
Revenues...............................................  $ 68,855,377  $ 101,377,450  $ 140,258,707
                                                         ------------  -------------  -------------
Operating expenses:
  Cost of services.....................................    37,051,508     55,053,712     74,527,559
  Division selling, general and administrative
     expenses..........................................    23,809,893     32,978,848     44,555,062
  Corporate general and administrative
     expenses..........................................     5,568,077      6,160,069      7,606,447
  Special compensation expense.........................           --      34,585,062            --
                                                         ------------  -------------  -------------

           Total operating expenses....................    66,429,478    128,777,691    126,689,068
                                                         ------------  -------------  -------------

           Operating income  (loss)....................     2,425,899    (27,400,241)    13,569,639
                                                         ------------  -------------  -------------

Other income (expense):
  Interest income......................................        11,301        115,892      1,081,015
  Interest expense.....................................      (549,371)      (818,368)       (91,369)
  Other................................................     1,371,365        399,349         (4,879)
                                                         ------------  -------------  -------------

           Total other income (expense)................       833,295       (303,127)       984,767
                                                         ------------  -------------  -------------

           Income (loss) before income taxes...........     3,259,194    (27,703,368)    14,554,406
                                                         ------------  -------------  -------------

Income tax expense (benefit)
  Current..............................................     1,184,150      2,462,569      1,525,433
  Deferred.............................................      (793,000)   (12,066,182)     3,662,950
                                                         ------------  -------------  -------------

           Total income tax expense (benefit)..........       391,150     (9,603,613)     5,188,383
                                                         ------------  -------------  -------------

Net income (loss) .....................................  $  2,868,044  $ (18,099,755) $   9,366,023
                                                         ------------  -------------  -------------
                                                         ------------  -------------  -------------

Per share amounts:
  Earnings (loss) per common and common
     equivalent share..................................       $  0.17       $  (1.05)       $  0.43
                                                         ------------  -------------  -------------
                                                         ------------  -------------  -------------

Weighted average common and common
  equivalent shares outstanding........................    17,206,906     17,206,906     21,876,432
                                                         ------------  -------------  -------------
                                                         ------------  -------------  -------------


                    The accompanying notes are an integral part of
                        the consolidated financial statements.

                          SITEL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   for the years ended May 31, 1994, 1995 and 1996

                                                               Options Less                  Currency      Retained          Total
                           Class A  Class B  Class C   Common      Deferred       Paid-In    Exchange      Earnings  Stockholders'
                            Common   Common   Common    Stock  Compensation       Capital  Adjustment     (Deficit)         Equity
                           -------  -------  -------  -------  ------------  ------------  ----------  ------------  -------------
Balance, May 31, 1993      $ 4,010  $ 5,330  $   360  $    --  $     27,114  $  1,816,718  $       --  $  4,005,694  $   5,859,226
   Common stock options
     less deferred
     compensation               --       --       --       --        55,226            --          --            --         55,226
   Accretion of put
     option                     --       --       --       --            --            --          --      (272,908)      (272,908)
   Net income                   --       --       --       --            --            --          --     2,868,044      2,868,044
                           -------  -------  -------  -------  ------------  ------------  ----------  ------------  -------------

Balance, May 31, 1994        4,010    5,330      360       --        82,340     1,816,718          --     6,600,830      8,509,588
   Issuance of 50,296
     shares of Class C
     common stock less
     40,236 shares
     subject to put
     option                     --       --       10       --            --        58,539          --            --         58,549
   Special compensation -
     options issued             --       --       --       --       (82,340)   34,706,617          --            --     34,624,277
   Accretion of put
     option                     --       --       --       --            --            --          --      (250,043)      (250,043)
   Conversion of
     4,010,000 shares of
     Class A, 5,330,000
     shares of Class B,
     and 369,826 shares
     of Class C common
     into a single class
     of common stock due
     to reincorporation     (4,010)  (5,330)    (370)   9,710            --            --          --            --             --
   Net loss                     --       --       --       --            --            --          --   (18,099,755)   (18,099,755)
                           -------  -------  -------  -------  ------------  ------------  ----------  ------------  -------------

Balance, May 31, 1995           --       --       --    9,710            --    36,581,874          --   (11,748,968)    24,842,616
   Issuance of 3,800,000
     shares of common
     stock, net of
     offering expenses          --       --       --    3,800            --    23,167,230          --            --     23,171,030
   Cancellation of the
     put option                 --       --       --    1,536            --     2,798,172          --            --      2,799,708
   Issuance of 2,991,110
     shares of common
     stock, net of
     offering expenses          --       --       --    2,992            --    42,241,806          --            --     42,244,798
   Issuance of 610,976
     shares of common
     stock for options
     exercised                  --       --       --      609            --         2,444          --            --          3,053
   Tax benefit of stock
     options exercised          --       --       --       --            --     2,316,567          --            --      2,316,567
   Currency exchange
     adjustment                 --       --       --       --            --            --     (10,277)           --        (10,277)
   Net income                   --       --       --       --            --            --          --     9,366,023      9,366,023
                           -------  -------  -------  -------  ------------  ------------  ----------  ------------  -------------

Balance, May 31, 1996      $    --  $    --  $    --  $18,647  $         --  $107,108,093  $  (10,277) $ (2,382,945) $ 104,733,518
                           -------  -------  -------  -------  ------------  ------------  ----------  ------------  -------------
                           -------  -------  -------  -------  ------------  ------------  ----------  ------------  -------------

                    The accompanying notes are an integral part of
                        the consolidated financial statements.

                          SITEL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended May 31, 1994, 1995 and 1996


                                                                                   1994          1995            1996
                                                                              -----------  -------------    -----------
Cash flow from operating activities:
    Net income (loss)                                                         $ 2,868,044  $ (18,099,755)   $ 9,366,023
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Special compensation expense.....................................            --     34,585,062             --
          Depreciation and amortization....................................     3,762,850      4,404,976      5,625,054
          Provision for deferred income taxes..............................      (793,000)   (12,066,182)     3,662,950
          Deferred compensation............................................       606,567         56,648        384,093
          Loss on sale of property and equipment ..........................        65,180         56,441         57,102
          Forgiveness of loans receivable from related parties ............            --        449,396             --
          Currency exchange adjustment ....................................            --             --        (10,277)
          Change in assets and liabilities:
            Trade accounts receivable......................................    (1,263,279)    (5,457,830)   (12,173,517)
            Refundable income taxes........................................      (457,276)      (106,435)       (96,470)
            Prepaid expenses...............................................       125,760     (1,181,945)       721,925
            Other current assets...........................................       685,981       (201,808)      (837,097)
            Deposits.......................................................      (355,765)       463,864       (188,587)
            Trade accounts payable.........................................      (503,235)       505,840       (582,783)
            Accrued wages, salaries, bonuses, customer deposits and other..     1,045,603      1,532,776      2,179,333
            Other accrued expenses.........................................         9,166       (447,332)       957,440
            Deferred revenue...............................................      (488,096)       (70,802)            --
                                                                              -----------  -------------    -----------

            Net cash provided by operating activities .....................     5,308,500      4,422,914      9,065,189
                                                                              -----------  -------------    -----------

Cash flow from investing activities:
        Purchases of property and equipment................................    (3,549,721)    (6,779,302)   (14,579,817)
        Proceeds from sales of property and equipment......................       602,420             --             --
        Acquisition of Canadian subsidiary.................................            --             --     (4,193,634)
        Investments in marketable securities...............................            --             --    (83,919,744)
        Sale of marketable securities......................................            --             --     41,350,000
        Advances on loans receivable from related parties..................      (111,697)      (119,823)      (108,443)
        Payments received on loans receivable from related parties.........        21,862             --             --
        Changes in other assets............................................        62,546       (362,314)      (309,241)
                                                                              -----------  -------------    -----------

                     Net cash used in investing activities.................    (2,974,590)    (7,261,439)   (61,760,879)
                                                                              -----------  -------------    -----------

Cash flows from financing activities:
   Borrowings on note payable - bank.......................................    44,339,210     47,147,500     11,550,000
   Repayments of note payable - bank.......................................   (47,006,200)   (44,941,500)   (14,676,000)
   Borrowing  of long-term debt.... .......................................     4,995,000      4,157,500             --
   Repayment of long-term debt ............................................    (4,288,120)    (2,630,614)    (6,298,502)
   Borrowings of note payable to related party.............................       247,388             --             --
   Repayment of note payable to related party..............................            --             --       (492,388)
   State incentive credits received........................................            --             --        800,000
   Common stock issued, net of expenses....................................            --             --     65,418,881
   Payments on capital lease obligations ..................................      (541,750)      (318,643)       (83,884)
                                                                              -----------  -------------    -----------

                Net cash provided by (used in) financing activities........    (2,254,472)     3,414,243     56,218,107
                                                                              -----------  -------------    -----------

                Net increase in cash.......................................        79,438        575,718      3,522,417
                                                                              -----------  -------------    -----------
Cash and cash equivalents, beginning of year...............................       536,421        615,859      1,191,577
Cash and cash equivalents, end of year ....................................   $   615,859  $   1,191,577    $ 4,713,994
                                                                              -----------  -------------    -----------
                                                                              -----------  -------------    -----------

Supplemental disclosure of cash flow information
  Interest paid............................................................   $   511,217  $     807,298    $   122,300
  Income taxes.............................................................     1,639,357      2,569,004      1,874,500


Supplemental schedule of Noncash Investing and Financing Activities:
  In 1995, 50,296 shares of Class C stock were issued to maintain the ownership percentage of certain stockholders.
  In 1996, upon completion of the IPO, the put option on common stock was eliminated causing a reclassification of $2,799,708 to stockholders' equity. In 1996, the tax benefit of stock options exercised was $2,316,567.


                    The accompanying notes are an integral part of
                        the consolidated financial statements.

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----

1.  ACCOUNTING POLICIES:

    The following is a summary of significant accounting policies followed in the preparation of these financial statements.

    (a) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of SITEL Corporation and its subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated.

    (b) INDUSTRY INFORMATION. The Company is engaged in inbound, outbound and interactive teleservicing activities, servicing the insurance, financial services, telecommunications and publishing industries. Operations are primarily located in North America.

    Increasingly, large corporations are outsourcing their teleservicing activities as part of an overall effort to focus internal resources on their core competencies while improving operating efficiencies and reducing costs.
The Company believes that the trend towards increased government regulation of teleservicing is another important reason corporations are seeking outsourcing relationships. The teleservicing industry in general and the specific industries served by the Company (particularly the insurance and financial services industries) have become subject to an increasing amount of federal and state regulation in recent years. The Company believes that only large, professional independent teleservicing companies such as itself, can provide the expertise and sophisticated technological resources necessary to effectively serve the sustained teleservicing needs of large corporations.

    The teleservicing industry is extremely competitive and highly fragmented. The Company competes with numerous independent teleservicing firms, as well as the in-house operations of many of its clients and potential clients. Also, the Company competes with direct mail, television, radio and other advertising media. There can be no assurance that additional competitors with greater resources than the Company will not enter the industry or that the Company's clients will not choose to conduct internally more of their teleservicing activities.

    Teleservicing is very labor intensive and characterized by high personnel turnover. The Company competes for qualified personnel with other firms, particularly in the Omaha area where many teleservicing firms are headquartered, and periodically is required to pay premium hourly wages to attract and retain personnel.


    (c) REVENUE RECOGNITION. The Company recognizes revenues as services are performed for its customers. Deferred revenue represents a state cash incentive received which will be forgiven as the Company meets certain criteria.

    (d) CASH EQUIVALENTS. Cash equivalents generally consist of highly liquid debt instruments purchased with an original maturity of three months or less.

    (e)  PROPERTY AND EQUIPMENT.  Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized and charged to expense through depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets. Equipment recorded under capital leases is amortized on a straight-line basis over the shorter of the estimated useful life of the assets or the lease term. Estimated useful lives are as follows:
                                                                           Years
                                                                           -----
    Telecommunications equipment                                            3-5
    Furniture and equipment                                                 5-7
    Leasehold improvements                                                 3-14
    Buildings                                                                20
    Automobiles                                                               3

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----

1.  ACCOUNTING POLICIES: (CONTINUED)

    Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of income.

    (f ) INCOME TAXES. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates and laws applicable to the years in which the differences are expected to reverse. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

    (g) GOODWILL. Goodwill consists of the difference between the fair value of net assets acquired and the fair value of common shares issued, and is being amortized using the straight-line method over 25 years. Accumulated amortization of goodwill at May 31, 1994 , 1995 and 1996 was $277,481, $367,802, and $513,790, respectively. The Company monitors events and changes in circumstances which may require a review of the carrying value of goodwill at each balance sheet date to assess recoverability based on estimated undiscounted future operating cash flows. Impairments would be recognized in operating results if a permanent diminution in value were to occur based on discounted cash flows.

    (h) EARNINGS PER SHARE. Earnings per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding (see Note 12) and after giving retroactive effect to the stock split (see Note 14).

                                            1994           1995           1996
                                       ----------     ----------     ----------
    Common stock.....................  11,245,122     11,245,122     16,478,946


    Common stock equivalents-stock
    options .........................   5,961,784      5,961,784      5,397,486
                                       ----------     ----------     ----------
                                       17,206,906     17,206,906     21,876,432
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin
No. 83, options to purchase common stock granted with exercise prices below the assumed initial public offering price per share during the 12 months preceding the date of the initial filing of the Registration Statement are included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

    (i) RECLASSIFICATION. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

    (j) USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----

2.  ACQUISITIONS:

    On February 9, 1996, the Company acquired substantially all the net assets of C.T.C. Canadian Telephone Corporation and 2965496 Canada Inc., which were privately held teleservicing service agencies operating four teleservicing call centers in Canada. The purchase price, including acquisition expenses, was approximately $4.2 million. Results of operations prior to acquisition were not significant. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated based on estimated fair values at the date of acquistion. The excess of the purchase price over the fair value of the net assets acquired was $4,193,634.

3.  PUBLIC OFFERINGS:

    The Company completed an initial public offering (IPO) of common stock in June 1995. The Company sold 3,800,000 shares of common stock at an initial public offering price of $6.75 per share resulting in net proceeds to the Company of $23,171,030, after deducting the underwriting discount and offering expenses.

    Upon completion of the IPO, the put option on common stock was cancelled, causing a reclassification of the related amount to stockholders' equity.

    The Company completed an additional public offering of Common Stock in February, 1996. The Company sold 2,991,110 shares of Common Stock at a public offering price of $15.00 per share resulting in net proceeds to the Company of $42,244,798 after deducting the underwriting discount and offering expenses.

     A portion of the Company's net proceeds from the offerings were used to retire all bank notes payable and the note payable to a related party. The remaining net proceeds are being used for general working capital purposes and to support the Company's growth, which may include purchases of capital equipment and acquisition of companies engaged in teleservicing or related businesses.


4.  MARKETABLE SECURITIES:

    The Company has classified all marketable securities as available for sale and the amortized cost basis approximates fair value. At May 31, 1996, the maturities of the securities are as follows:

                                                Carrying Value
                                                --------------
         Mutual Muni Funds:
           no single maturity date               $ 20,675,000

         U.S. debt securities:
            less than 1 year                        1,013,232

         Municipal debt securities:
           over 10 years                           13,395,237
            5 to 10 years                           3,244,761
            less than 1 year                        3,241,962

         Foreign debt securities:
            less than 1 year                          999,551
                                                --------------

         Total                                   $ 42,569,744
                                                --------------
                                                --------------

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----

5.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following:


                                                          May 31,
                                               -----------------------------
                                                   1995              1996
                                                   ----              ----

Telecommunications equipment................   $17,239,426      $25,464,974

Furniture and equipment.....................     4,667,408        7,802,290

Leasehold improvements......................     1,348,750        2,266,174

Buildings...................................            --        1,731,974

Automobiles.................................        50,513           77,208
                                               -----------       -----------
                                                23,306,097       37,342,620

  Less accumulated depreciation.............    14,001,054       19,293,928
                                               -----------       -----------
                                                $9,305,043      $18,048,692
                                               -----------       -----------
                                               -----------       -----------

6.  NOTE PAYABLE - BANK:

    The Company has a revolving line of credit with a bank which provides for maximum borrowings of $6,000,000, through November, 1996. At May 31, 1996, there were no outstanding borrowings against the line of credit. Interest, payable monthly, accrues on borrowings under the revolving line of credit at 1/2% under the bank's national prime lending rate.

    The agreement provides that the Bank will review the revolving line of credit on an annual basis and will consider renewal based on the Company's audited financial statements. In the event the Bank chooses not to review the agreement, the Company will be allowed to extend the term of the note for sixty days from the date of maturity, provided the Company is in compliance with all covenants.

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----
7.  LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                                May 31,
                                                        ----------------------
                                                            1995        1996
                                                        -----------  ---------
    Bank note payable, interest at 7.75%.
     Due in monthly installments of $85,250
      with final principal due September 1,
      1995.  This note is collateralized by
      accounts receivable, equipment and
      other assets of the Company....................   $ 1,243,061     $  --

    Bank note payable, interest at 7%.  Due in
      monthly installments of $55,656 including
      interest through September 1995.  The
      note is collateralized by certain
      equipment......................................       142,614        --

    Bank note payable, interest at 8%.  Due in
      monthly installments of $62,680 including
      interest through April 1996.  A final
      balloon payment is due May 1996.  This
      note is collateralized by accounts
      receivable, equipment and other assets
      of the Company.................................     1,387,319        --

    Bank note payable interest at 9.5%.  Due in
      monthly installments of $128,158 including
      Interest through November 1996.  A final
      balloon payment is due December 1996.
      This note is collateralized by accounts
      receivable, equipment and other assets
      of the Company.                                     3,511,060        --

    Note payable to a state's department of
      economic development, interest at 2%.
      Due in monthly installments of $1,449
      including interest, with final principal due
      February 2000.  This note is
      collateralized by an irrevocable letter
      of credit issued by a regional bank............       153,933    139,485
                                                        -----------  ---------

                                                          6,437,987    139,485

               Less current portion..................     4,045,531     14,736
                                                        -----------  ---------

                                                        $ 2,392,456  $ 124,749
                                                        -----------  ---------
                                                        -----------  ---------

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----

7.  LONG-TERM DEBT: (CONTINUED)

Future principal payments at May 31, 1996 are as follows:


              Fiscal Year End May 31,
               ----------------------

              1997 ..........................    $14,736

              1998 ..........................     15,033

              1999 ..........................     15,330

              2000 ..........................     94,386
                                               ----------
                                                $139,485
                                               ----------
                                               ----------

    As described in Note 3, all bank notes payable were retired using a portion of the Company's net proceeds from the initial public offering.



8.  NOTE PAYABLE TO RELATED PARTY:

    Note payable to related party bears interest at a variable rate of 1% over a national prime lending rate. Interest expense related to this note was $12,700, $47,178 and $0 in the years ended May 31, 1994, 1995 and 1996, respectively.

    As described in Note 3, the note payable to related party was retired using a portion of the Company's net proceeds from the initial public offering.

9.  INCOME TAXES:

    The components of the net deferred tax assets as of May 31, 1995 and 1996 were as follows:


                                                           May 31,
                                                   -----------  ------------
                                                       1995         1996
                                                   -----------  ------------
Deferred tax assets:
 Current:
  Allowance for doubtful accounts.................   $ 132,812     $ 228,902

  Accrued vacation................................     254,036       328,798
                                                   -----------  ------------
                                                       386,848       557,700
                                                   -----------  ------------
 Noncurrent:
  Net operating loss carry forwards...............     652,943       577,115

  State income tax credit carry forwards..........   1,446,490     3,001,490

  Special compensation............................  11,758,921    10,555,187

  Deferred compensation...........................      80,605        88,197

  Excess book over tax depreciation...............     417,581       172,316

  Valuation allowance.............................          --    (1,555,000)
                                                   -----------  ------------
                                                    14,356,540    12,839,305
                                                   -----------  ------------

    Total deferred tax............................ $14,743,388   $13,397,005
                                                   -----------  ------------
                                                   -----------  ------------

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----
9.  INCOME TAXES: (CONTINUED)

    At May 31, 1996, the Company had net operating loss carry forwards of approximately $1,697,000 which will expire in 2004. Current tax expense was reduced from the use of net operating loss carry forwards for the years ended May 31, 1994, 1995 and 1996, by $75,000 in each year. The Company has qualified for state income tax credits and sales tax credits under Nebraska statute LB
775. These credits were used to offset state taxable income for the years ended May 31, 1994, 1995 and 1996 and approximately $4,565,000 of tax credits can be carried forward through 2005. The Company has established a valuation allowance for the portion of these credits that is believes it will not be able to realize based upon expected levels of taxable income in Nebraska. The Company can continue to earn additional credits through May 31, 1997 under Nebraska statute LB 775.

    The Company will need to generate approximately $63 million of taxable income through future operations to fully utilize the net deferred tax assets. Based on the current level of taxable income, before the tax benefit of stock options exercised, management believes it is more likely than not that future taxable income will be sufficient to fully utilize the net deferred tax assets recorded.

    The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 34% on income is as follows:


                                                Fiscal Year Ended May 31,
                                         --------------------------------------
                                            1994         1995          1996
                                            ----         ----          ----

Tax at statutory rate.................   $1,108,126   $(9,419,145)   $4,948,498

Amortization of goodwill..............       57,202        30,761        30,763

Officers' life insurance..............        8,560        28,016        38,482

State taxes, net of state tax
   credits and federal tax benefits...     (428,775)     (261,882)      125,719

Jobs credits..........................     (101,337)     (184,517)       (2,310)

Nondeductible expenses................      185,000        52,534        60,719

Prior year tax adjustments............     (185,000)      106,197            --

Other.................................      (84,235)      44,423        (13,488)
                                         ----------   -----------    ----------
                                         $  391,150   $(9,603,613)   $5,188,383
                                         ----------   -----------    ----------
                                         ----------   -----------    ----------


10. OPERATING LEASE OBLIGATIONS:

    The Company leases property and certain equipment under noncancellable arrangements which are defined as operating leases. These lease obligations expire at various dates through 2001. Rent expense was $1,515,993, $1,868,302, $3,116,373 for the years ended May 31, 1994, 1995 and 1996, respectively. Certain leases of real property provide options to extend the lease term. These commitments are included in the following future minimum rental commitments under noncancellable operating leases.


                   FISCAL YEAR END MAY 31
                   ----------------------
                   1997...............................     $3,298,108
                   1998...............................      3,033,087
                   1999...............................      2,563,752
                   2000...............................      1,394,812
                   2001...............................        338,223
                   Thereafter.........................         91,190

                          SITEL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        -----

10.  OPERATING LEASE OBLIGATIONS: (CONTINUED)

    The Company leases certain property from related parties. Total rent payments to related parties were $641,433, $605,534 and $667,999 in the years ended May 31, 1994, 1995 and 1996, respectively.


11. CLASS C COMMON STOCK, SUBJECT TO PUT OPTION:

    A stockholder with 1,535,292 shares of Class C common stock had the right to exercise a put option from July 1, 1997 to November 30, 1997. If the put option was exercised, the Company would have issued a note equal to the difference between $4,500,000 and the amount of certain expenditures made by the stockholder relating to obligations not assumed by the Company in a previous acquisition.

    The value of the put option was being accreted by charges to retained earnings over the life of the put option.

    As described in Note 3, the put option was cancelled upon completion of the initial public offering.

12. STOCK OPTIONS AND OTHER STOCK AND COMPENSATION ARRANGEMENTS:

    In the three years ended May 31, 1995, the Company granted stock options to key employees for the purchase of up to 1,737,500 shares of Class B common stock at prices ranging from $.20 to $2.31 per share. For the shares of stock issued under this plan, the Company has the option to repurchase the shares when the employees cease employment. During the year ended May 31, 1993, 97,500 options were exercised at $.20 per share. During the year ended May 31, 1995, 85,000 options were terminated. The 1,555,000 options remaining under the plan were replaced with new options in February 1995, as discussed below.

    In February 1987, the Company granted an option to a key employee of 1,000,000 shares of Class B common stock at par value ($.001). These options were replaced with new options in February 1995, as discussed below.

    In February 1995, the Board of Directors and stockholders of the Company adopted the SITEL Corporation Stock Plan for Replacement of Existing Options (the "Replacement Plan"). Pursuant to this plan, the Company granted new options for an aggregate of 2,270,926 shares of the Company's common stock as replacement for existing options described above. No further options will be granted under this plan. New options were granted based upon the amount by which estimated fair value per share ($5.82) exceeded the exercise price of options being exchanged.

    Options granted pursuant to the Replacement Plan have exercise prices equal to $.005 per share. The options are exercisable in five equal annual installments, beginning January 1, 1996, and expire in May 2000. The Company recorded these options at the estimated fair value of the stock on the date of the grant ($5.82 a share), with a corresponding charge to special compensation expense.

    The Company had an employee equity benefit plan (EEB Plan) whereby all qualified exempt personnel would receive the increase in the value of the employee's units from the date the employee was awarded the units to the date of certain events, including the employee's death or retirement or the sale of the Company.

    The employee forfeited such benefits upon termination of employment. The value per unit was determined annually by the Board of Directors.

    The EEB Plan was terminated in February 1995, concurrent with adoption of the SITEL Corporation Stock Option Plan (EEB Replacement Plan), and the 6,327,750 units outstanding at May 31, 1995, with base values per unit ranging from $1.70 to $3.42, were replaced as described below. Each unit was exchanged for the appropriate number of new options based upon the amount by which estimated fair value per share ($5.82) exceeded the base value of each unit.

                          SITEL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                        -----

12. STOCK OPTIONS AND OTHER STOCK AND COMPENSATION ARRANGEMENTS: (CONTINUED)

    The EEB Replacement Plan was adopted in February 1995, pursuant to which the Company granted nonqualified options to personnel who owned units under the EEB Plan, to purchase up to 3,690,860 shares of the Company's common stock. Options granted pursuant to the EEB Replacement Plan have an exercise price equal to $.005 per share. The options are exercisable in five equal installments, beginning January 1, 1996 and expire in May 2000. The Company recorded these options at the estimated fair value of the stock on the date of the grant ($5.82 per share), with a corresponding charge to special compensation expense. No further options will be granted under the EEB Replacement Plan.

    Outstanding options at May 31, 1995 and 1996 were 5,961,786 and 5,350,810, respectively. The exercise price is $.005 per share. During 1995 and 1996, 0 and 610,976 options were exercised.

    In April 1995, the Board of Directors and the stockholders of the Company adopted the SITEL Corporation 1995 Employee Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan (the "New Stock Option Plans"). The New Stock Option Plans provide for the granting of options to purchase up to an aggregate of 1,460,000 shares of Common Stock to employees and directors. Options granted under the New Stock Option Plan may be either "Incentive Options" or "Non-qualified Options." During 1996, the Company granted 375,500 options to officers and employees at an average exercise price of $13.24 per share, the fair market value of the common stock as of the date of grant. The options vest ratably over five years. None of the options are currently exercisable.

    Incentive Options may not be granted at exercise prices less than the fair market value of the Common Stock on the date of grant (or, for an option granted to a person holding more than 10% of the Company's voting stock, at less than 110% of fair market value) and Non-qualified Options may not be granted at an exercise price less than 85% of fair market value on the date of grant.

    The New Stock Option Plans also provide for automatic grants of Non-qualified Options to each independent director of the Company. Each independent director will be granted Non-qualified Options to purchase 2,000 shares of Common Stock upon first being elected to the Board of Directors and on each anniversary thereof. The exercise price for all Non-qualified Options will equal the fair market value of the Common Stock on the date of grant. In July 1995, the Company granted an aggregate of 8,000 options to four independent directors at the exercise price of $8.78 per share, the fair market value of the common stock as of the date of grant. The options vest one year after the date of grant.

    Effective May 15, 1994, the Company adopted a benefit plan for certain executive employees, who elect to contribute to the Plan. The Company may voluntarily match all or a portion of the participants' contribution. Participants are 100% vested in their contributions and the Company's contributions vest over a 15-year period. The Company made contributions to the plan of $257,666, $0, and $0 for the years ended May 31, 1994, 1995, and 1996, respectively. The Company's contributions are recognized as expense as the benefits vest.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of current practice. The Company has not yet determined whether it will adopt the non-mandatory provisions of SFAS No. 123, or, if it does, what impact adoption will have on financial position, results of operations or cash flows.

13.  REINCORPORATION:

    In May, 1995 the Company was reincorporated in the State of Minnesota. As part of the reincorporation, each outstanding share of Class A, Class B and Class C common stock was converted automatically to one share of new $.001 par value common stock.

                          SITEL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                        -----

14. STOCK SPLIT:

    On May 13, 1996, the Company effected a two for-one stock split of its common stock to stockholders of record on May 3, 1996. All share and per share information has been restated to reflect this split.

15. CONTINGENCIES:

    Various lawsuits have arisen in the ordinary course of the Company's business. The Company believes its defenses are meritorious and the eventual outcome of those lawsuits will not have a material effect on the Company's financial position, future results of operations or future cash flows.

16. SIGNIFICANT CLIENTS:

    During the years ended May 31, 1994, 1995 and 1996, the following clients individually accounted for more than 10% of the Company's revenue:


                                                     YEAR ENDED MAY 31,
                                                 --------------------------
         CLIENT                                   1994      1995      1996
          ------                                  ----      ----      ----
                                                    (% OF TOTAL REVENUE)

         Philip Morris, U.S.A.                   10.9%       *         *
         J.C. Penney Life Insurance Co.          10.0%     10.1%     11.6%
         Allstate MCFD                           11.4%     12.2%     11.0%
         ---------------------------

         *Accounted for less than 10% of total revenues for the period indicated.

    In addition, a substantial portion of the Company's revenue is from clients in the insurance and financial services industries. As of May 31, 1996, approximately 42% of the Company's accounts receivable were from three clients. The Company's policy does not require significant collateral or other security to support such receivables.


17. OTHER INCOME:

         Included in other income for the period ending May 31, 1994 is a gain of approximately $985,000 relating to a service contract with a customer which was terminated by mutual agreement.


18. RELATED PARTY TRANSACTIONS:

    In addition to rent paid to related parties in Note 10, the Company pays premiums on certain life insurance policies on behalf of three employees. These premium payments will be reimbursed upon the death or termination of such employees. The Company is not the beneficiary however, it has a security interest in the policies. Approximately $231,520 and $339,963 of such payments are included in non-interest bearing loans receivable from related parties at May 31, 1995 and 1996, respectively.

    In February 1995, the Company forgave $528,040 of loans receivable and accrued interest from two stockholders. This charge has been included in corporate, general and administrative expenses.

    For the period ending May, 1996, the Company purchased approximately $200,000 of computer equipment from a company of which a Director is the Chief Executive Officer and President. In addition, the Company utilized approximately $104,000 of legal services from a firm of which a Director is the managing partner.

                          SITEL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                        -----

19.       BENEFIT PLAN

    The Company's 401(k) plan, formed in January, 1994, covers substantially all employees who are 18 years of age with 60 days or more of service. Participants may elect to contribute 1% to 15% of compensation. The Company may elect to make a year end contribution to the 401(k) plan. Company contributions to the plan were $0 in 1995 and $50,000 in 1996.

20. SUBSEQUENT EVENTS:

    On June 12, 1996, the Company completed the acquisition of a 69.2% interest in Teleaction, S.A. ("Teleaction") a Spanish teleservicing company. The Company paid approximately $24 million in cash for the 69.2% interest and will acquire the remaining 30.8% of Teleaction in 1998 for a minimum purchase price of $11 million and a contingent purchase amount based upon Teleaction's profitability in 1996 and 1997. The Company will account for the acquisition as a purchase. The excess purchase price over the fair values of the net assets acquired was approximately $23.5 million.

    On June 28, 1996, the Company completed the acquisition of National Action Financial Services, Inc. ("NAFS"), a credit collections and accounts receivable management company. The Company issued approximately 1.4 million common shares in exchange for all of the outstanding NAFS common stock. The transaction will be accounted for as a pooling of interests.

    The following unaudited pro forma information shows the results of the Company as though the acquisitions occurred at the beginning of 1994. These results include certain adjustments, and do not necessarily indicate future results, nor the results of historical operations had the acquisitions actually occurred on the assumed date.


                                            1995           1996
                                            ----           ----

         Revenues                      $129,518,638   $184,300,271

         Net income (loss)             ($17,016,280)   $11,564,460

         Earnings (loss) per share           ($0.92)         $0.50


    In addition, the Company signed a share purchase agreement between the Company and Mitre plc ("Mitre") an English teleservicing company, on June 6, 1996. Under this agreement the Company will issue 9.2 million shares of common stock in exchange for all the outstanding Mitre common stock. This transaction is subject to approval of shareholders at an August 28, 1996 shareholder meeting. The Company will account for this transaction as a pooling of interests.

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of  Directors and Stockholders
SITEL Corporation and Subsidiaries

Our report on the consolidated financial statements of SITEL Corporation and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedules on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.



Omaha, Nebraska
August 2, 1996

                                  SITEL CORPORATION

                                     SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS


- ------------------------------------------------------------------------------------------------
                                                                       ACCOUNTS
                                        BEGINNING       BAD DEBT     CHARGED TO         ENDING
       DESCRIPTION                        BALANCE        EXPENSE      ALLOWANCE        BALANCE
- ------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
    for trade receivables
    Year ended May 31, 1994              $113,362       $332,185       $185,204       $260,343

Allowance for doubtful accounts
    for trade receivables
    Year ended May 31, 1995               260,343        223,048         92,767        390,624

Allowance for doubtful accounts
    for trade receivables
    Year ended May 31, 1996               390,624        325,453         42,836        673,241
