Form 10-Q
period 1996-08-31
SITEL CORP
filed 1996-10-15
CIK 943820

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

         Quarterly Report Pursuant to Section 13 or
    /X/  15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1996
Commission File Number 0-26152


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

    As of October 2, 1996, the Company had 29,351,508 shares of Common Stock outstanding.


    This 10-Q consists of 15 pages.  The Exhibit Index is on page 14.

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SITEL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED  BALANCE SHEETS
                           August 31, 1996 and May 31, 1996

                                        ASSETS
                                                     August 31,     May 31,
                                                       1996          1996
                                                    -----------    -----------
                                                    (unaudited)    (restated)
Current assets:
 Cash and cash equivalents........................ $  6,185,326   $  5,347,646
 Trade accounts receivable (net of allowance for
   doubtful accounts of $  485,826
   and $  673,241, respectively)..................   47,242,040     29,293,780
 Marketable securities............................   10,888,595     42,569,744
 Prepaid expenses.................................    2,364,451        681,808
 Recoverable income taxes.........................          ---        117,905
 Other............................................    2,139,288      1,515,801
 Deferred income taxes............................      446,576        557,700
                                                    -----------    -----------
         Total current assets.....................   69,266,276     80,084,384
                                                    -----------    -----------
Property and equipment, net........................  26,818,580     19,502,017
Deposits and other assets..........................   2,349,371      1,362,185
Loans receivable from related parties..............     339,963        339,963
Goodwill...........................................  30,160,882      5,908,133
Deferred income taxes..............................  11,556,628     12,810,305
                                                    -----------    -----------

         Total assets............................. $140,491,700   $120,006,987
                                                    -----------    -----------
                                                    -----------    -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Note payable - bank..............................   $  495,422     $  206,500
 Current portion of long-term debt and
   capitalized lease obligations..................      741,760        172,086
 Trade accounts payable...........................    3,160,641      3,337,577
 Income taxes payable.............................      999,768            ---
 Note payable - related parties...................          ---        165,000
 Accrued wages, salaries and bonuses..............    5,956,475      6,399,982
 Other accrued expenses...........................    4,378,446      1,436,922
 Customer deposits and other......................       71,064         86,510
                                                    -----------    -----------
         Total current liabilities................   15,803,576     11,804,577
                                                    -----------    -----------
Long-term debt and capitalized lease
  obligations, net of current portion..............   5,253,889        891,973
Note payable to related party......................   7,253,636            ---
Deferred revenue...................................   1,327,881        500,000
Deferred compensation..............................   1,407,058        970,753

Minority interest..................................     156,863            ---
Commitments and contingencies

Stockholders' equity:
 Common stock, voting, $.001 par value,
   50,000,000 shares authorized, 20,110,808 and
   20,018,432 shares issued and outstanding,
   respectively...................................       20,110         20,018
 Paid-in capital..................................  109,096,786    107,676,547
 Currency exchange adjustment.....................      199,904         10,277
 Retained earnings (deficit)......................      (28,003)    (1,846,604)
                                                    -----------    -----------
         Total stockholders' equity...............  109,288,797    105,839,684
                                                    -----------    -----------

         Total liabilities and stockholders'
           equity................................. $140,491,700   $120,006,987
                                                    -----------    -----------
                                                    -----------    -----------

The accompanying notes are an integral part of the consolidated condensed financial statements

                          SITEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                     (UNAUDITED)


                                                          For the three months ended
                                                       -----------------------------------
                                                      August 31, 1996     August 31, 1995
                                                      ---------------     ---------------
                                                                             (restated)
Revenues.............................................. $   58,069,874      $   31,887,743
                                                        -------------       -------------
Operating expenses:
  Cost of services...................................      30,515,302          17,125,226
  Division selling, general and administrative
    expenses.........................................      19,847,958          10,156,014
  Corporate general and administrative
    expenses.........................................       2,695,233           1,639,011
                                                        -------------       -------------

         Total operating expenses....................      53,058,493          28,920,251
                                                        -------------       -------------

         Operating income ...........................       5,011,381           2,967,492
                                                        -------------       -------------

Other income (expense)
  Merger transaction costs ..........................        (545,670)                ---
  Other .............................................          38,255             123,615
                                                        -------------       -------------

         Total other  income (expense)...............        (507,415)            123,615


  Minority interest .................................           4,578                 ---
                                                        -------------       -------------

         Income before income taxes..................       4,499,388           3,091,107
                                                        -------------       -------------

  Income tax expense ................................       1,695,269           1,024,462
                                                        -------------       -------------

  Net income ........................................  $    2,804,119      $    2,066,645
                                                        -------------       -------------
                                                        -------------       -------------

  Per share amounts:
    Earnings per common and common
    equivalents share................................  $         0.11      $         0.09
                                                        -------------       -------------
                                                        -------------       -------------

  Weighted average common and common
    equivalent shares outstanding....................      25,620,806          21,887,692
                                                        -------------       -------------
                                                        -------------       -------------


              The accompanying notes are an integral part of the consolidated condensed financial statements.

                          SITEL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                      (unaudited)

                                                                                     Three Months Ended
                                                                          -------------------------------------
                                                                            August 31, 1996     August 31, 1995
                                                                          -------------------  ----------------
                                                                                                  (restated)
Net cash provided by operating activities. . . . . . . . .                   $  2,078,104        $  6,503,077
                                                                              -----------         -----------
Cash flows from investing activities:
    Purchases of property and equipment. . . . . . . . . .                     (7,085,411)         (1,578,995)
    Acquisition of subsidiary. . . . . . . . . . . . . . .                    (24,893,145)                ---
    Investments in marketable securities . . . . . . . . .                            ---         (12,938,802)
    Sale of marketable securities. . . . . . . . . . . . .                     31,863,758                 ---
    Advances on loans receivable from related parties. . .                            ---             (43,699)
    Changes in other assets. . . . . . . . . . . . . . . .                     (1,201,268)           (438,511)
                                                                              -----------         -----------

         Net cash used in investing activities . . . . . .                     (1,316,066)        (15,000,007)
                                                                              -----------         -----------

Cash flows from financing activities:
    Borrowings on note payable - bank. . . . . . . . . . .                     13,587,000           2,610,000
    Repayments of note payable - bank. . . . . . . . . . .                    (13,298,078)         (5,835,589)
    Borrowing  of long-term debt . . . . . . . . . . . . .                        419,596                 ---
    Repayment of long-term debt and capitalized lease
      obligations. . . . . . . . . . . . . . . . . . . . .                       (587,750)         (6,337,887)
    Repayment of note payable to related party . . . . . .                            ---            (492,388)
    State incentive credits received . . . . . . . . . . .                            ---             800,000
    Dividends  . . . . . . . . . . . . . . . . . . . . . .                            ---              (7,500)
    Common stock issued in public offerings,
      net of expenses. . . . . . . . . . . . . . . . . . .                             92          23,214,857
                                                                               -----------        -----------

         Net cash provided by financing activities . . . .                        120,860          13,951,493

Effect of exchange rate changes on cash. . . . . . . . . .                        (45,218)                ---
                                                                              -----------         -----------

         Net increase in cash. . . . . . . . . . . . . . .                        837,680           5,454,563
                                                                              -----------         -----------
Cash and cash equivalents, beginning of period . . . . . .                      5,347,646           2,024,194
Cash and cash equivalents, end of period . . . . . . . . .                   $  6,185,326        $  7,478,757
                                                                              -----------         -----------
                                                                              -----------         -----------



           The accompanying notes are an integral part of the consolidated condensed financial statements.

                          SITEL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  GENERAL:

The consolidated condensed financial statements at August 31, 1996 and for the three months then ended are unaudited and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended May 31, 1996. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending May 31, 1997.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to the current year's presentation.

2.  EARNINGS PER SHARE:
Earnings per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding:

                                                 Three Months Ended
                                                 ------------------
                                                    (unaudited)
                                            8/31/96                8/31/95
                                            -------                -------
                                                                  (Restated)

         Common stock                      20,050,783             15,920,694

         Common stock equivalents-
           stock options                    5,570,023              5,966,998
                                           ----------             ----------

                                           25,620,806             21,887,692
                                           ----------             ----------
                                           ----------             ----------



Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock granted with exercise prices below the initial public offering price per share during the 12 months preceding the date of the initial filing of the Registration Statement for the Company's initial public offering are included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.


3.  ACQUISITIONS:

In June, 1996, the Company completed the acquisition of National Action Financial Services, Inc. ("NAFS"), a credit collections and accounts receivable management company. The Company issued approximately 1.4 million common shares in exchange for all of the outstanding NAFS common stock and incurred $545,670 of merger transaction costs. The transaction was accounted for as a pooling of interests. As a result, the condensed financial statements for the three months ended August 31, 1995, and as of May 31, 1996 have been restated to include the
financial position and results of  operations    of

                         SITEL   CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.  ACQUISITIONS (CONTINUED):

NAFS. The following table presents summary information regarding the separate results of operations of the Company and NAFS for the three months ended August 31, 1995 as previously reported in the case of the Company.

                                                             SITEL CORPORATION
                        SITEL CORPORATION        NAFS            AS RESTATED
                        -----------------        ----            -----------

    Revenues            $30,745,213           $1,142,530        $31,887,743

    Net Income          $ 1,905,794           $   160,851       $ 2,066,645

    Earnings per share  $      0.09           $     ---         $       0.09

In June, 1996, the Company completed the acquisition of a 69.2% interest in Teleaction, S.A. ("Teleaction") a Spanish teleservicing company. The Company paid approximately $25 million in cash for a 69.2% interest and will acquire the remaining 30.8% of Teleaction in 1998 for a minimum purchase price of approximately $11 million and an additional contingent purchase price which is based upon Teleaction's profitability in 1996 and 1997. The Company has accounted for the acquisition as a purchase, has recorded the minimum obligation and consolidated 100% of Teleaction's operations since the date of acquisition. The excess purchase price over the fair values of the net assets acquired was $23.9 million which is being amortized over 25 years.

The results of operations of Teleaction for the three months ended August 31, 1996 have been included in the condensed financial statements. The following unaudited pro forma information shows the results of the Company as though the Teleaction acquisition occurred on June 1, 1995. These results include certain adjustments, and do not necessarily indicate future results, nor the results of historical operations had the acquisitions actually occurred on the assumed date.


                                       Three Months Ended
                                       ------------------
                                            8-31-95
                                            -------
              Revenues                    $37,880,990

              Net income                  $ 2,245,498

              Earnings per share          $       .10


4.  SUBSEQUENT  EVENT:

In September, 1996 the Company's shareholders approved a share purchase agreement between the Company and Mitre plc ("Mitre"), an English teleservicing company. Under this agreement the Company issued approximately 9.2 million shares of common stock in exchange for all the outstanding Mitre common stock. The Company will account for this transaction as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          SITEL CORPORATION AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                     (unaudited)

    The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. All amounts are in thousands.


                                                                             THREE MONTHS ENDED AUGUST 31,
                                                                ------------------------------------------------------
                                                                          1996                          1995
                                                                ------------------------    --------------------------
                                                                                                    (restated)

Revenues . . . . . . . . . . . . . . . . . . . . . . . . .      $  58,070         100.0%    $  31,888         100.0%
                                                                 ------------------------    --------------------------
Operating expenses:
    Cost of services . . . . . . . . . . . . . . . . . . .         30,515          52.5%       17,125          53.7%
    Division selling, general and administrative
      expenses . . . . . . . . . . . . . . . . . . . . . .         19,848          34.2%       10,156          31.8%
    Corporate general and administrative
      expenses . . . . . . . . . . . . . . . . . . . . . .          2,695           4.6%        1,639           5.1%
                                                                 ------------------------    --------------------------

         Total operating expenses. . . . . . . . . . . . .         53,058          91.3%       28,920          90.6%
                                                                 ------------------------    --------------------------

         Operating income. . . . . . . . . . . . . . . . .          5,012           8.7%        2,968           9.4%
                                                                 ------------------------    --------------------------

Other income (expense)
    Merger transaction costs . . . . . . . . . . . . . . .          (546)          (0.9%)         ---           0.0%
    Other. . . . . . . . . . . . . . . . . . . . . . . . .             38           0.1%          124           0.4%
                                                                 ------------------------    --------------------------

Other income (expense) . . . . . . . . . . . . . . . . . .          (508)          (0.9%)         124           0.4%

Minority interest. . . . . . . . . . . . . . . . . . . . .              5           0.0%            0           0.0%
                                                                 ------------------------    --------------------------

         Income before income taxes. . . . . . . . . . . .          4,499           7.8%        3,092           9.8%
                                                                 ------------------------    --------------------------

Income tax expense . . . . . . . . . . . . . . . . . . . .          1,695           2.9%        1,024           3.2%
                                                                 ------------------------    --------------------------

Net income . . . . . . . . . . . . . . . . . . . . . . . .       $  2,804           4.9%     $  2,068           6.6%
                                                                 ------------------------    --------------------------
                                                                 ------------------------    --------------------------



                          SITEL CORPORATION AND SUBSIDIARIES

                             MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                     THREE MONTHS ENDED AUGUST 31, 1996 AND 1995


ACQUISITIONS:

In June, 1996, the Company completed the acquisition of National Action Financial Services, Inc. ("NAFS"), a credit collections and accounts receivable management company. The Company issued approximately 1.4 million common shares in exchange for all of the outstanding NAFS common stock. The transaction was accounted for as a pooling of interests.

In June, 1996, the Company completed the acquisition of a 69.2% interest in Teleaction, S.A. ("Teleaction") a Spanish teleservicing company. The Company paid approximately $25 million in cash for a 69.2% interest and will acquire the remaining 30.8% of Teleaction in 1998 for a minimum purchase price of approximately $11 million and an additional contingent purchase price which is based upon Teleaction's profitability in 1996 and 1997. The Company has accounted for the acquisition as a purchase.

In September, 1996 the Company's shareholders approved a share purchase agreement between the Company and Mitre plc ("Mitre"), an English teleservicing company. Under this agreement, the Company will issue approximately 9.2 million shares of common stock in exchange for all the outstanding Mitre common stock. The Company will account for this transaction as a pooling of interests.

REVENUES:

Revenues increased $26.1 million, or 82.1%, to $58.0 million in the first quarter of fiscal 1997 from $31.9 million in the comparable period of fiscal 1996. Of this increase $10.8 million was attributable to services initiated for
new clients and $15.3 million to higher revenues from existing  clients.   The
growth in new client revenue related primarily to recent acquisitions, while the majority of the revenue increase from existing customers related to continued growth in the telecommunication sector.

COST OF SERVICES:

Cost of services represents labor and telephone expenses directly related to teleservicing activities. As a percentage of revenues, cost of services was 52.5% for the first quarter of fiscal 1997; the percentage for the comparable period of 1996 was 53.7%. The majority of this decrease related to lower direct labor costs for service representatives hired for new operations outside of the Omaha labor market with lower prevailing hourly wage rates.


DIVISION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Division selling, general and administrative expenses include all expenses which directly support divisional operations such as each division's management, facilities expenses including rent, utilities and taxes, equipment depreciation and maintenance expenses, sales and marketing activities and client support services. These expenses increased $9.6 million, or 95.4%, to $19.8 million in the first quarter of fiscal 1997 from $10.2 million in the comparable period of fiscal 1996.

                             MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                     THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

DIVISION SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED):

This increase was primarily a result of increased expenses required to support
increased calling volumes.   Including the acquisitions, the Company has  added
18 new call centers since the first quarter of fiscal year 1996. As a percentage of revenue, these expenses increased from 31.8% to 34.2% in fiscal year 1997. The percentage increase primarily related to non-recurring expenses associated with acquisitions and start-up expenses at new facilities.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES:

Corporate general and administrative expenses represent the cost of central services the Company provides to support and manage its divisional activities. These expenses include senior corporate management, accounting and payroll, general administration, human resources management and legal services.
Corporate general and administrative expenses increased $1.1 million, or 64.4% to $2.7 million in the first quarter of fiscal 1997 from $1.6 million in the comparable period of fiscal 1996. As a percentage of revenues, these expenses decreased to 4.6% in the first quarter of fiscal 1997 from 5.1% in the comparable period of fiscal 1996. This decrease was attributable to an increase in revenues without a commensurate increase in corporate overhead and reflects synergies derived from the Company's growth strategy.

OPERATING INCOME:

Operating income increased $2.0 million, or 68.9%, to $5.0 million in the first quarter of fiscal 1997 from $3.0 million in the comparable period of fiscal 1996. As a percentage of revenues, operating income decreased to 8.7% in the first quarter of fiscal 1997 from 9.4% in the comparable period of fiscal `1996. The decrease related primarily to non-recurring expenses associated with the Company's recent acquisitions.

OTHER INCOME AND EXPENSE:

Merger transaction costs relate to the NAFS acquisition, which was accounted for as a pooling of interests and include legal, accounting and other non-recurring costs directly associated with the combination.

The other category includes interest income, interest expense and other items of income and expense that cannot be attributed to a particular division. This category decreased by $86,000 to $38,000 in the first quarter of fiscal 1997 from $124,000 in the comparable period of fiscal 1996. The primary reason for the change related to a decrease in interest expense incurred by Teleaction.

NET INCOME:

The Company reported net income of $2.8 million, or 4.9% of revenues, in the first quarter of fiscal 1997 compared to net income of $2.1 million, or 6.6% of revenues, in the comparable period of fiscal 1996. The percentage decrease related primarily to non-recurring expenses associated with the Company's recent acquisition of NAFS. Earnings per share increased 16.0% to $0.11 in the first quarter of fiscal 1997 from $0.09 in the comparable period of fiscal 1996.

                          SITEL CORPORATION AND SUBSIDIARIES

                             MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                     THREE MONTHS ENDED AUGUST 31, 1996 AND 1995


LIQUIDITY:

Cash provided by operating activities was $2.1 million during the first three months of fiscal 1997. This was the result of $6.2 million of net income before depreciation and amortization and other non-cash charges and offset by a $(4.1) million change in operating assets and liabilities. Cash used by investing activities for the first three months of fiscal 1997 was $(1.3) million, primarily related to capital expenditures and acquisitions offset by the sale of marketable securities. Cash provided by financing activities for the first three months of fiscal 1997 of $0.1 million primarily related to the repayment of long-term debt and capital lease obligations.

                              PART II--OTHER INFORMATION

Items 1, 2, 3.

    Not Applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) DATE AND TYPE OF MEETING The Company held a Special Meeting of its Stockholders on August 28, 1996.


    (b)  Not Applicable


    (c) MATTERS VOTED UPON AND NUMBER OF VOTES CAST There were 16,941,508 shares of Common Stock represented at the special meeting in person or by proxy. Two proposals were presented to the stockholders and both proposals were approved. The voting on the proposals was as follows:

         Proposal 1     (to approve the Share Purchase Agreement between the
                        Company and the stockholders of Mitre plc and the transactions contemplated by such Share Purchase
                        Agreement, including the issuance by the Company of 9,170,553 shares of Common Stock to the Mitre stockholders):

                             16,889,150 votes for (approximately 84%)
                                  6,780 votes against
                                  6,840 votes abstained

         Proposal 2     (authorization of an additional 150,000,000 shares of
                        undesignated capital stock, par value $0.001):

                              14,038,111 votes for (approximately 70%)
                               2,893,797 votes against
                                   9,600 votes abstained


    (d)  Not Applicable


Item 5.  OTHER INFORMATION.

    On October 7, 1996, the Company announced a two-for-one forward stock split of its Common Stock payable on October 21, 1996 to holders of record on October 14, 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

           (1)   2.2     Stock Purchase Agreement dated June 12, 1996 regarding
                         acquisition of Tele-Action S.A.

           (2)   2.3(a)  Agreement and Plan of Reorganization dated June 6,
                         1996 regarding the acquisition of National Action Financial Services, Inc.

           (2)   2.3(b)  Registration Rights Agreement dated June 28, 1996
                         between the Company and Michael W. Fletcher, as Stockholders' Representative.

           (3)   2.4(a)  Amended and Restated Share Purchase Agreement dated
                         June 6, 1996, regarding acquisition of Mitre plc (conformed copy including all amendments through closing).

           (4)   3.1(a)  Articles of Amendment filed September 10, 1996 to the
                         Amended and Restated Articles of Incorporation.

                27       Financial Data Schedule

              _________________
              (1) Incorporated by reference to the filing under the same exhibit number with the Company's Form 8-K filed
                   June 27, 1996.

              (2) Incorporated by reference to the filing under the same exhibit number with the Company's Form 8-K filed
                   July 12, 1996.

              (3) Incorporated by reference to the filing under the same exhibit number with the Company's Form 8-K filed on September 18, 1996.

              (4) Incorporated by reference to the filing under exhibit number 4.1(a) with the Company's registration statement on Form S-3 filed October 3, 1996.



         (b) REPORTS ON FORM 8-K. The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

                   1) The Form 8-K filed on June 21, 1996 reported the June 7, 1996 news release by the Company of the agreements to acquire Mitre plc, Tele-Action, S.A. and National Action Financial Services, Inc. under Items 5 (Other Events) and 7 (Financial Statements and Exhibits).

                   2) The Form 8-K and amendment filed June 27, 1996 and August 23, 1996, reported the acquisition of 69.2% of the outstanding capital stock of Tele-Action, S.A. effective June
              12, 1996 and reported Items 2 (Acquisition of Assets) and 7 (Financial Statements and Exhibits). The August 23, 1996 filing included the required financial statements for Tele-Action S.A.

                   3) The Form 8-K and amendment filed July 12, 1996 and August 30, 1996, reported the acquisition of 100% of the outstanding stock of National Action Financial Services, Inc.
              (NAFS) effective June 28, 1996 and reported Items 2 (Acquisition of Assets) and 7 (Financial Statements and Exhibits). The
              August 30, 1996 filing included the required financial statements for NAFS.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 11, 1996                SITEL Corporation


                                       By: /s/ James F. Lynch
                                          -------------------------------------
                                         James F. Lynch
                                         Chairman of the Board
                                         and Chief Executive Officer


                                       By: /s/ Barry S. Major
                                          -------------------------------------
                                         Barry S. Major
                                         Executive Vice-President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

                                  SITEL CORPORATION

                                    EXHIBIT INDEX


                        FORM 10-Q          AUGUST 31, 1996
                        ---------          ---------------
                                                                  Page Number
                                                                 In Sequential
                                                                   Numbering
Exhibit                                                              System
  No.                                                              ---------
 ----
 (1) 2.2     Stock Purchase Agreement dated June 12, 1996
             regarding the acquisition of Tele-Action, S.A.            N/A

 (2) 2.3(a)  Agreement and Plan of Reorganization dated June 6,
             1996 regarding the acquisition of National Action
             Financial Services, Inc.                                  N/A

 (2) 2.3(b)  Registration Rights Agreement dated June 28, 1996 between the Company and Michael W. Fletcher, as
             Stockholder's Representative.                             N/A

 (3) 2.4(a)  Amended and Restated Share Purchase Agreement
             dated June 6, 1996, regarding acquisition of
             Mitre plc (conformed copy including all amendments
             through closing).                                         N/A

 (4) 3.1(a)  Articles of Amendment filed September 10, 1996 to
             the Amended and Restated Articles of Incorporation        N/A

    27       Financial Data Schedule                                    15



    ______________________
    (1) Incorporated by reference to the filing under the same exhibit number with the Company's report on Form 8-K filed June 27, 1996.

    (2) Incorporated by reference to the filing under the same exhibit number with the Company's report on Form 8-K filed July 12, 1996.

    (3) Incorporated by reference to the filing under the same exhibit number with Company's Form 8-K filed on September 18, 1996.

    (4) Incorporated by reference to the filing under exhibit number 4.1(a) with the Company's registration statement on Form S-3 filed October 3, 1996.