Form 10-K/A
period 1996-05-31
SITEL CORP
filed 1996-12-26
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 FORM 10-K/A
  (Mark one)

  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the fiscal year ended May 31, 1996

  [   ]                  Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                         For the transition period from _________ to _________

  Commission File Number 0-26152

                                 SITEL CORPORATION

                     (Exact name of registrant as specified in its charter)
           Minnesota                                      47-0684333
  (State or jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification No.)
                                 13215 Birch Street
                                 Omaha, Nebraska 68164
                                            (402) 498-6810
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                                 ____________________________________________

                 Securities Registered Pursuant to Section 12(b) of the Act:
                                 None

                 Securities Registered Pursuant to Section 12(g) of the Act:
                                 Common Stock, $.001 Par Value
                                 ____________________________________________

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

     As of August 15, 1996, the Company had 20,054,646 shares of Common Stock outstanding.

     Documents Incorporated by Reference:Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 29, 1996, are incorporated into Part III.

     This 10-K/A consists of  5 pages.

  The registrant hereby amends Part IV, Item 14(a)(3) of its Form 10-K filed for the fiscal year ending May 31, 1996 to include the Financial Data Schedule as Exhibit 27. As amended, Part IV, Item 14(a)(3) reads as follows:

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

       27                  Financial Data Schedule

       _________________________


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












  The registrant hereby amends the Exhibit Index of its Form 10-K filed for the fiscal year ending May 31, 1996 to include the Financial Data Schedule as
  Exhibit 27.  As amended, the Exhibit Index reads as follows:

                                      EXHIBIT INDEX

                                                         Page Number
                                                         In Sequential
                                                          Numbering
        Exhibit                                            System



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

  (1)   10.4 SITEL Corporation 1995 Non-Employee Directors Stock Option Plan.
             N/A

  (1)   10.5 SITEL Corporation Executive Wealth Accumulation Plan.  N/A

  (1)   10.6  Employment Agreement with James F. Lynch.    N/A

  (1)   10.7  Employment Agreement with Michael P. May.    N/A

  (1)   10.8  Form of Right of First Refusal.    N/A

  (2)   10.9 Form of Indemnification Agreement with Outside Directors.   N/A

  (3) 10.10 Form of Indemnification Agreement with Executive Officers.    N/A

     21        Subsidiaries                                            47

     23.1      Consent of Coopers & Lybrand L.L.P.                     49

     24.1      Power of Attorney (included on signature page).

     27  Financial Data Schedule                                        50

       _________________________


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


  Date:  December 26, 1996         SITEL Corporation


                                By:  /s/ Michael P. May
                                Michael P. May
                                President







































            EXHIBIT 27

       This Schedule contains summary financial information extracted from the consolidated condensed balance sheets and consolidated condensed statements of income found on pages F-3 and F-4 of the Company's Form 10-K for the year, and is qualified in its entirety by reference to such financial statements.

         Period                               12-mos
         Fiscal Year End                                      May 31, 1996
         Period End                                           May 31, 1996
         Cash                                                 4,713,994
         Securities                                           42,569,744
         Receivables                                          28,744,997
         Allowances                                           673,241
         Inventory                                            0
         Current Assets                                       78,146,619
         PP&E                                                 18,048,692
         Depreciation                                         0
         Total Assets                                         116,496,327
         Current Liabilit                                     10,167,307
         Bonds                                                0
         Preferred-Mandatory                                  0
         Preferred                                            0
         Common                                               18,647
         Other SE                                             104,714,871
         Total Liability and Equity                           116,496,327
         Sales                                                140,258,707
         Total Revenues                                       140,258,707
         CGS                                                  126,689,068
         Total Costs                                          126,689,068
         Other Expenses                                       0
         Loss Provision                                       0
         Interest Expense                                     0
         Income Pretax                                        14,554,406
         Income Tax                                           5,188,383
         Income Continuing                                    9,366,023
         Discontinued                                         0
         Extraordinary                                        0
         Changes                                              0
         Net Income                                           9,366,023
         EPS - Primary                                        .43
         EPS Diluted                                          .43