Form 10-Q
period 1996-11-30
SITEL CORP
filed 1997-01-14
CIK 943820

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	FORM 10-Q

            Quarterly Report Pursuant to Section 13 or
     [ X ]  15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1996
Commission File Number 0-26152


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

	As of January 10, 1997, the Company had 58,873,359 shares of Common Stock outstanding.


	This 10-Q consists of 21 pages.  The Exhibit Index is on page 20.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SITEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED  BALANCE SHEETS
                            November 30, 1996 and May 31, 1996

                                                                          November 30,           May 31,
                                                                     1996            1996
                                                                 (unaudited)       (restated)
ASSETS                                                           -------------    -----------
Current assets:
  Cash and cash equivalents.....................................$  11,898,731    $  5,796,646
  Trade accounts receivable (net of allowance for doubtful
    accounts of $ 1,297,370 and $1,072,241 respectively)........   80,168,700      41,240,780
  Marketable securities.........................................    1,075,061      42,569,744
  Prepaid expenses..............................................    3,050,464       2,341,808
  Other.........................................................    1,752,891       2,151,801
  Deferred income taxes.........................................      508,500         557,700
                                                                 ------------    ------------
     Total current assets.......................................   98,454,347      94,658,479
                                                                 ------------    ------------
  Property and equipment, net...................................   52,518,771      30,709,017
  Deposits and other assets... .................................    2,297,886       2,497,185
  Loans receivable from related parties.........................      414,534         339,963
  Goodwill......................................................   39,311,315      10,415,133
  Deferred income taxes.........................................   11,592,034      12,808,305
                                                                 ------------    ------------
Total assets....................................................$ 204,588,887   $ 151,428,082
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank.............................................$   6,007,000   $   2,227,500
  Current portion of long-term debt  and capitalized
    lease obligations...........................................    2,633,406       2,425,086
  Trade accounts payable........................................   11,808,997       7,691,577
  Income taxes payable..........................................    3,403,594       1,398,095
  Accrued wages, salaries and bonuses...........................   11,344,990       8,456,982
  Accrued operating expenses....................................   15,548,911       4,354,922
  Deferred revenue..............................................    6,216,000       1,312,000
  Customer deposits and other...................................      111,549         111,510
                                                                  -----------     -----------
     Total current liabilities...................................  57,074,447      27,977,672
                                                                  -----------     -----------
  Long-term debt and capitalized lease obligations,
    net of current portion......................................   10,200,942       4,298,973
  Note payable to related party.................................    9,599,785             ---
  Deferred revenue .............................................      583,035         500,000
  Deferred compensation.........................................    1,446,274         970,753
  Redeemable preference shares..................................         ---        2,302,000
  Commitments and contingencies
  Minority interest.............................................      188,291             ---

Stockholders' equity:----
  Common stock, voting, $.001 par value 200,000,000 shares
    authorized, 58,870,060 and 58,045,774 shares issued
    and outstanding, respectively...............................       58,870          58,046
  Paid-in capital...............................................  117,780,961     114,123,519
  Currency exchange adjustment..................................    1,183,282        (104,277)
  Retained earnings ............................................    6,473,000       1,301,396
  Total stockholders' equity....................................  125,496,113     115,378,684
                                                                -------------     -----------
Total liabilities and stockholders' equity......................$ 204,588,887   $ 151,428,082
                                                                =============   =============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                    SITEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       for the three and six months ended November 30, 1996 and 1995
                                 (unaudited)


                                        For the three months            For the six months
                                         ended November 30,             ended November 30,
                                         1996          1995          1996        1995
                                                    (restated)                    (restated)
                                    ---------------------------   ---------------------------
Revenues............................$  96,109,067  $  49,237,410  $ 177,598,941  $ 92,731,153
                                    -------------  -------------  -------------  ------------
Operating expenses:
   Cost of services..................  49,147,127     26,593,223     92,157,429    49,545,449
   Division selling, general
     and administrative expenses.....  32,455,234     15,834,451     60,596,192    29,884,465
   Corporate general and
     administrative expenses.........   4,010,768      2,177,062      7,111,001     4,310,073
                                    -------------  -------------  -------------  ------------
Total operating expenses.............  85,613,129     44,604,736    159,864,622    83,739,987
                                    -------------  -------------  -------------  ------------
     Operating income................  10,495,938      4,632,674     17,734,319     8,991,166
                                    -------------  -------------  -------------  ------------
Other income (expense)
  Transaction related expenses ......  (5,700,000)           ---     (6,867,670)          ---
  Other income (expense).............     188,853        (37,857)        19,108        (8,242)
                                     -------------  -------------  -------------  ------------
    Total other income (expense).....  (5,511,147)       (37,857)    (6,848,562)       (8,242)

Income before income taxes
  and minority interest..............   4,984,791      4,594,817     10,885,757     8,982,924
                                    -------------  -------------  -------------  ------------
Income tax expense...................   3,802,278      1,517,954      6,043,747     2,962,416
                                    -------------  -------------  -------------  ------------
Minority interest....................      37,310        296,000         41,888       663,000
                                    -------------  -------------  -------------  ------------
Net income........................... $ 1,145,203    $ 2,780,863    $ 4,800,122   $ 5,357,508
                                    =============  =============  =============  ============
Per share amounts:
  Earnings per common and common
    equivalent shares................ $      0.02    $      0.04    $      0.07   $      0.09
                                      ===========    ===========    ===========   ===========
  Weighted average common and common
    equivalent shares outstanding....  66,579,146     63,100,250     66,473,371    62,601,418
                                       ==========     ==========     ==========    ==========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                           SITEL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS
                  for the six months ended November 30, 1996 and 1995
 	                                    (unaudited)

		                                                                       	Six  months ended
		                                                                  	  November 30,  November 30,
                                                                           1996          1995
		 		                                                                                	(restated)
                                                                     -------------   -----------
Net cash provided by operating activities..........................		$	 13,084,699   $ 9,922,552

Cash flows from investing activities:
     Purchases of property and equipment........................... 	  (23,981,327)   (6,359,531)
     Acquisition of subsidiary.....................................	 	 (25,135,056)            0
     Investments in marketable securities..........................	            	0 		(17,913,553)
     Sale of marketable securities.................................	    41,494,683     4,850,000
     Advances on loans receivable from related parties.............		     	(74,571)     (108,443)
     Changes in other assets....................................... 	     (247,047)      399,140
		 	                                                                 --------------  ------------
               Net cash used in investing activities............... 	 	 (7,943,318)  (19,132,387)
         		 	 		                                                     --------------  ------------

Cash flows from financing activities:
     Borrowings on note payable - bank.............................  	  32,413,000     2,822,000
     Repayments of note payable - bank............................. 	  (29,554,500)   (5,835,589)
     Borrowing  of long-term debt.... .............................             	0 		    513,000
     Repayment of long-term debt and capitalized lease obligations.	 	    (686,747)   (7,342,650)
     Repayment of note payable to related party....................             	0 		   (492,388)
     Repayment of  redeemable preference shares.................... 	   (2,131,000)     (118,000)
     State incentive credits received..............................              0 		    800,000
     Common stock issued for option exercises and
        in public offerings, net of expenses......                          98,413    23,171,030
         		 	 		                                                       ------------   -----------
               Net cash provided by financing activities...........	 	     139,166    13,517,403
         		 	 		                                                       ------------   -----------
Effect of exchange rates on cash                                           821,538       (58,000)
         		 	 		                                                       ------------   -----------

               Net increase in cash................................      6,102,085     4,249,568
         		 	 		                                                       ------------   -----------

Cash and cash equivalents, beginning of period.....................      5,796,646     2,349,194
Cash and cash equivalents, end of period...........................  $  11,898,731   $ 6,598,762
           	 		                                                      =============   ============












The accompanying notes are an integral part of the consolidated condensed financial statements.

                      SITEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	GENERAL:

The consolidated condensed financial statements at November 30, 1996 and 1995 and for the six months then ended are unaudited and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended May 31, 1996. The results of operations for the six months ended November 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending May 31, 1997.

The Company's National Action Financial Services, Inc. ("NAFS") subsidiary
(see Note 3) and Mitre plc ("Mitre") subsidiary (see Note 3) changed their fiscal year-end in 1996 from December 31 to May 31 in order to be consistent with the Company's year-end. In accordance with guidelines of the Securities and Exchange Commission, only three and six months of income and expense for the affected companies were included in the Consolidated Statements of Income for the three and six months ended November 30, 1996 and 1995. Results of operations associated with the additional months were recorded directly to retained earnings, and cash flow activity for the same period was reflected in the operating activities section of the Consolidated Statement of Cash Flows.

Where appropriate, items within the consolidated condensed financial statements have been reclassified from the previous periods to conform to the current year's presentation.

2.	EARNINGS PER  SHARE:

Earnings per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding:

                                                   Six Months Ended
                                            --------------------------------
                                                    (unaudited)
                                             11/30/96             11/30/95
                                            -----------          -----------
                                                                  (Restated)
Common stock                                 58,531,905           50,675,438
Common stock equivalents--stock options       7,941,466           11,925,980
                                            -----------          -----------
                                             66,473,371           62,601,418
                                            ===========          ===========

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

In June 1996, the Company completed the acquisition of NAFS, a credit collections and accounts receivable management company. The Company issued approximately 2.7 million common shares in exchange for all

                    SITEL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS (continued):

of the outstanding  NAFS common   stock  and   incurred  $545,670  of   merger
transaction  costs.   The  transaction was accounted for as a pooling of
interests. As a result, the condensed financial statements for all prior periods have been restated as if the acquisition took place at the beginning of such periods.

In September 1996, the Company purchased Mitre, an English telemarketing company. The Company issued approximately 18.3 million shares of common stock in exchange for all the outstanding Mitre common stock. The Company incurred $6,322,000 of merger transaction costs. The transaction was accounted for as a pooling of interests. As a result, the condensed financial statements for all prior periods have been restated as if the acquisition took place at the beginning of such periods.

Prior to their acquisition by the Company, NAFS and Mitre used a fiscal year ending December 31. Accordingly, the consolidated condensed financial statements combine the December 31, 1995 and June 30, 1995 financial statements of NAFS and Mitre with the May 31, 1996 and November 30, 1995 financial statements of the Company, respectively, as previously reported. Results of operations associated with the five-month period ended May 31, 1996 for NAFS and Mitre were recorded directly to retained earnings, and cash flow activity for the same period was reflected in the operating activities section of the consolidated Condensed Statement of Cash Flows. Revenues and net income
(loss) for the five-month period ended May 31, 1996 were $6,217,798 and $(1,015,519) for NAFS and $31,628,000 and $1,387,000 for Mitre, respectively.

The following table presents summary information regarding the separate results of operations of the Company, NAFS and Mitre for periods previously reported.

                                                November 30, 1995
                                          ------------------------------
                                                   (unaudited)
                                           Three Months     	Six Months
                                              Ended         	   Ended
                                          --------------    ------------
REVENUES
    SITEL (as previously reported)         	$33,015,881     	$63,761,094
    NAFS                                 	    2,072,529	       3,215,059
    Mitre                                 	  14,149,000	      25,755,000
                                        	   -----------      -----------
    Combined                               	$49,237,410      $92,731,153
                                            ===========	     ===========

NET INCOME
    SITEL (as previously reported)     	     $1,954,044	      $3,859,838
    NAFS                                       	374,819 	        535,670
    Mitre                                    	  452,000 	        962,000
                                            	----------      -----------
    Combined                            	    $2,780,863	      $5,357,508
                                            	==========      ===========

EARNINGS PER SHARE
    SITEL (as previously reported)                	$.03            	$.06
                                                   ====            	====
    Combined                                       $.04            	$.09
                                                   ====            	====

                    SITEL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS (continued):

In June 1996, the Company completed the acquisition of a 69.2% interest in Teleaction, S.A. ("Teleaction") a Spanish teleservicing company. The Company paid approximately $25 million in cash for a 69.2% interest and will acquire the remaining 30.8% of Teleaction in 1998 for a minimum purchase price of approximately $11 million and an additional contingent purchase price which is based upon Teleaction's profitability in 1996 and 1997. The Company has accounted for the acquisition as a purchase, has recorded the minimum obligation, as well as a current estimate of the contingent purchase price, and consolidated 100% of Teleaction's operations since the date of acquisition. The excess purchase price over the fair values of the net assets acquired was $29.2 million which is being amortized over 25 years. The unpaid portion of the purchase price that is owed to sellers remaining with the Company is included in Note Payable to Related Party and the remainder is included in non-current
Long Term Debt.

The results of operations of Teleaction for the six months ended November 30, 1996 have been included in the condensed financial statements. The following unaudited pro forma information shows the results of the Company as though the Teleaction acquisition occurred on June 1, 1995. These results include certain adjustments, and do not necessarily indicate future results, nor the results of historical operations had the acquisitions actually occurred on the assumed date.


                                              November 30, 1995
                                   --------------------------------------
  		                                            (unaudited)
	                                  Three Months Ended   	Six Months Ended
                                   ------------------    ----------------
Revenues                              	$57,755,163         $107,242,153

Net Income                             	$3,409,863          	$6,165,508

Earnings per share	                           $.05                	$.10


4.	STOCK SPLIT:

On October 21, 1996, the Company effected a two-for-one stock split of its common stock to stockholders of record on October 14, 1996. All share and per share information has been restated to reflect this split.

5.	NOTE PAYABLE BANK:

In December 1996, the Company renewed their domestic revolving line of credit through December 1997. The line provides for maximum borrowings of $22 million. Interest, payable monthly, accrues on borrowings at 3/4% under the bank's national prime lending rate. At November 30, 1996, there was $450,000 outstanding against the line.

The Company also has several international lines of credit. These lines accrue interest at 1.5% over the UK prime lending rate. The maximum borrowings under these facilities is approximately $9.5 million. At November 30, 1996, there was $5.6 million outstanding against these lines.

SITEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.	INDUSTRY AND GEOGRAPHIC DATA:

The Company's operations are primarily conducted in one business segment inbound, outbound and interactive teleservicing. A summary of the Company's operations by geographic areas follows.

                                       	Three months ended            Six Months ended
                                          November 30,		                November 30,
                                     	   1996       	1995           	1996         	1995
                                    -------------------------  ----------------------------
                                            (unaudited)                 (unaudited)
Revenue:
    United States                  	$47,803,582  	$35,088,410	  $  94,493,377  	$66,976,153
    Europe                           46,279,727	   14,149,000	     79,571,266	   25,755,000
    Other                             2,025,758	          ---	      3,534,298	          ---
                            		      -----------	  -----------   -------------   -----------
    Total                           $96,109,067	  $49,237,410	  $ 177,598,941	  $92,731,153
                                    ===========	  ===========   =============	  ===========

Operating Earnings (Loss):
    United States                   $ 3,646,968	   $ 3,893,427	  $  8,660,385 	 $ 7,300,167
    Europe                          	 6,852,286	       739,247 	    9,084,721 	   1,690,999
    Other                                (3,316)           ---        (10,787)          ---
                                  	 -----------    -----------   ------------   -----------
    Total                         	 $10,495,938	   $ 4,632,674	  $ 17,734,319	  $ 8,991,166
                                  	 ===========	   ===========	  ============   ===========

                                                  	November 30,     May 31,
                                                      1996   	       1996
                                                   (unaudited)     (restated)
                                                   ------------   -----------
Identifiable Assets:
    United States                                		$ 84,915,195 	 $113,165,267
    Europe                                          111,721,512 	   31,539,000
    Other                                             7,952,180	     6,723,815
                                                   ------------   -------------
    Total                                      		  $204,588,887   $151,428,082
                                                   ============   ============


7.	INCOME TAXES:

The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 34% on income is primarily due to nondeductible business expenses.



8.	SUBSEQUENT EVENT:

On December 26, 1996, the Company granted approximately 4.5 million options to employees with an exercise price equal to the market price on that date. These options become vested and exercisable on May 12, 2006, but may become vested and exercisable at an accelerated date if the Company achieves certain business plan goals.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                             SITEL CORPORATION AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    Three and six months ended November 30, 1996 and 1995
                                    		(unaudited)

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated.

	                                                	   Three months ended November 30,     Six months ended November 30,
                                                     			     1996		       	 1995			           1996			             1995
						                                                                   (restated)                            (restated)
	                                                     --------------------------------   ----------------------------------
	Revenues............................................ $	96,109  100.0%		49,237  100.0%  	$	177,599  100.0%		 92,731  100.0%
	Operating expenses:
	     Cost of services...............................   49,147   51.1%		26,593   54.0%		    92,157  	51.9%	  49,545  	53.4%
	     Division selling, general and administrative
	          expenses..................................   32,455  	33.8%		15,834   32.2% 		   60,596   34.1%		 29,884  	32.2%
	     Corporate general and administrative
	          expenses..................................		  4,012   	4.2%		 2,178   	4.4%		     7,111    4.0% 	  4,311   	4.6%

	                    Total operating expenses........   85,614  	89.1%	 44,605   90.6%		   159,864   90.0% 		83,740   90.2%
				 			 			 			                                      --------  ------  ------  ------   ---------  ------   ------  ------
	                    Operating income ...............   10,495  	10.9%		 4,632  	 9.4%		    17,735   10.0% 	 	8,991  	 9.8%

	Other income (expense)
	      Transaction related expenses .................   (5,700) 	-5.9%	     	0 	  0.0% 		   (6,868)  -3.9% 	     	0 	  0.0%
	      Other income (expense) .......................     	189   	0.2%   		(38) 	-0.1%	        	19   	0.0%	      (8) 	 0.0%
			 			 			 			 	                                     --------   -----   ------  -----   ---------  ------   ------  ------
	Other income (expense)..............................   (5,511) 	-5.7%   		(38)	 -0.1%		    (6,849) 	-3.9%		     (8)  	0.0%

	Income before income taxes and minority interest ....   4,984   	5.2%		 4,594   	9.3%		    10,886   	6.1%		  8,983   	9.8%

	Income tax expense ..................................   3,802   	4.0%		 1,518  	 3.1%		     6,044    3.4%		  2,962  	 3.2%

	Minority interest....................................      37   	0.0%	   	296   	0.6%  		      42 	  0.0%    		663  	 0.7%
                                                       -------   -----   -----   -----   ---------  ------   ------  ------
	Net income........................................... $	1,145   	1.2%		 2,780   	5.6%	   $	 4,800    2.7% 		 5,358   	5.9%
                                                       =======   =====   =====   =====   =========  ======   ======  ======

                      SITEL CORPORATION AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                Three months ended November 30, 1996 and 1995


Accounting Policies:

Under the pooling of interests method of accounting, the historical financial statements of Mitre, plc ("Mitre") and National Action Financial Services, Inc. ("NAFS") have been consolidated with SITEL on a retroactive basis for all periods presented as if the companies had always operated on a consolidated basis. Prior to their acquisition, Mitre and NAFS operated on a fiscal year ending December 31. As a result, the three months ended June 30, 1995 for Mitre and NAFS have been consolidated with SITEL's three months ended
November 30, 1995. Beginning on June 1, 1996, results for Mitre and NAFS are consolidated with SITEL's results on a consistent date basis. Under the purchase method of accounting, the financial statements of Teleaction prior to the date of acquisition have not been restated for that transaction.

Acquisitions:

In September 1996 the Company completed the acquisition of Mitre, plc ("Mitre"), an English teleservicing company. The Company issued approximately 18.3 million shares of common stock in exchange for all the outstanding Mitre common stock. The Company has accounted for the transaction as a pooling of interests.

Revenues:

Revenues increased $46.9 million, or 95.2%, to $96.1 million in the second quarter of fiscal 1997 from $49.2 million in the comparable period of fiscal 1996. This increase would have been 77.7%, or $42.0 million, if the results of Mitre and NAFS had been combined on a May fiscal year basis for the three months ended November 30, 1995. Additionally on a pro forma basis, this increase would have been $32.8 million, or 51.8%, if the results of all entities acquired by SITEL during fiscal 1996 and the first six months of fiscal 1997 had been consolidated as of the beginning of fiscal 1996.

Of the $46.9 million increase, $13.9 million was attributable to services initiated for new clients, $17.8 million to higher revenues from existing clients and $15.2 million attributable to revenues from acquisitions in Canada and Spain consummated following the fiscal 1996 period that were accounted for under the purchase method of accounting. The increase in revenues from existing customers during the second quarter of fiscal year 1997 was primarily the result of higher calling volumes rather than higher rates.

                       SITEL CORPORATION AND SUBSIDIARIES

                            MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                  Three months ended November 30, 1996 and 1995


Cost of Services:

Cost of services represents labor and telephone expenses directly related to teleservicing activities. As a percentage of revenues, cost of services decreased to 51.1% in the second quarter of fiscal 1997 from 54.0% in the comparable period of fiscal 1996. The decrease was primarily attributable to improved call center utilization.

Division Selling, General and Administrative Expenses:

Division selling, general and administrative expenses include all expenses which directly support divisional operations such as each division's management, facilities expenses including rent, utilities and taxes, equipment depreciation and maintenance expenses, sales and marketing activities and client support services. These expenses increased $16.6 million, or 105%, to $32.4 million in the second quarter of fiscal 1997 from $15.8 million in the comparable period of fiscal 1996. This increase was primarily a result of administrative staff, systems and facilities expenses incurred to add new workstations during the second quarter of fiscal 1997 in anticipation of higher calling volumes and revenues.


Corporate General and Administrative Expenses:

Corporate general and administrative expenses represent the cost of central services the Company provides to support and manage its divisions.
These expenses include senior corporate management, accounting and payroll, general administration, human resources management and legal services. Also included is the amortization of goodwill associated with completed acquisitions. Corporate general and administrative expenses increased $1.8 million, or 84.2% to $4.0 million in the second quarter of fiscal 1997 from $2.2 million in the comparable period of fiscal 1996. As a percentage of revenues, these expenses decreased to 4.2% in the second quarter of fiscal 1997 from 4.4% in the comparable period of fiscal 1996. This percentage decrease was attributable to the increase in revenues without a commensurate increase in corporate overhead offset in part by the amortization of goodwill associated with recent acquisitions.

Operating Income:

Operating income increased $5.9 million, or 127%, to $10.5 million in the second quarter of fiscal 1997 from $4.6 million in the comparable period of fiscal 1996. As a percentage of revenues, operating income increased to 10.9 % in the second quarter of fiscal 1997 from 9.4% in the comparable period of fiscal 1996 primarily due to the increase in revenues without a commensurate increase in corporate overhead and the improvement in cost of services as a percentage of revenues.

                     SITEL CORPORATION AND SUBSIDIARIES

                        MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                Three months ended November 30, 1996 and 1995

Transaction Related Expense:

Transaction related expense includes legal, accounting and other non-recurring expenses associated with acquisitions accounted for as poolings of interest. During the second quarter of fiscal 1997, the Company incurred $5.7 million of these expenses to consummate the Mitre acquisition.


Net Income:

Net income was $1.1 million, or 1.2% of revenues in the second quarter of fiscal 1997 as compared to net income of $2.8 million, or 5.6% of revenues in the comparable period of fiscal 1996. Net income per share decreased to $0.02 in the second quarter of fiscal 1997 from $0.04 in the comparable period of fiscal 1996. Excluding the non-recurring transaction related expenses, net income would have increased 146% to $6.8 million, or 7.1% of revenues, in the second quarter of fiscal 1997 and net income similarly would have increased to $0.10. If the results of Mitre and NAFS had been consolidated with SITEL's results on a May fiscal year basis for the three months ended November 30, 1995 and excluding non-recurring expenses, net income would have increased 129% in the second quarter of fiscal
1997 from $3.0 million in the second quarter of fiscal 1996.

                      SITEL CORPORATION AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  Six months ended November 30, 1996 and 1995


Accounting Policies:

Under the pooling of interests method of accounting, the historical financial statements of Mitre, plc ("Mitre") and National Action Financial Services, Inc. ("NAFS") have been consolidated with SITEL on a retroactive basis for all periods presented as if the companies had always operated on a consolidated basis. Prior to their acquisition, Mitre and NAFS operated on a fiscal year ending December 31. As a result, the six months ended June 30, 1995 for Mitre and NAFS have been consolidated with SITEL's six months ended November
 30, 1995. Beginning on June 1, 1996 results for Mitre and NAFS are consolidated with SITEL's results on a consistent date basis. Under the purchase method of accounting, the financial statements of Teleaction S.A. ("Teleaction") prior to the date of acquisition have not been restated for that transaction.


Acquisitions:

In June, 1996, the Company completed the acquisition of NAFS, a credit collections and accounts receivable management company. The Company issued approximately 2.7 million common shares in exchange for all of the outstanding NAFS common stock. The transaction was accounted for as a pooling of interests.

In June, 1996, the Company completed the acquisition of a 69.2% interest in Teleaction, a Spanish teleservicing company. The Company paid approximately $25 million in cash for a 69.2% interest and will acquire the remaining 30.8% of Teleaction in 1998 for a minimum purchase price of approximately $11 million and a contingent purchase based upon Teleaction's profitability in 1996 and 1997. The Company has accounted for the acquisition as a purchase.

In September, 1996 the Company completed the acquisition of Mitre , an English teleservicing company. The Company issued approximately 18.3 million shares of common stock in exchange for all the outstanding Mitre common stock. The Company has accounted for the transaction as a pooling of interests.


Revenues:

Revenues increased $84.9 million, or 91.5%, to $177.6 million in the first six months of fiscal 1997 from $92.7 million in the comparable period of fiscal 1996. On a pro forma basis, this increase would have been $77.0 million, or 76.6%, if the results of Mitre and NAFS had been consolidated with SITEL's on a May fiscal year basis for the six months ended November 30, 1995. Additionally, on a pro forma basis, this increase would have been $59.5 million, or 50.3%, if the results of all entities acquired by SITEL during fiscal 1996 and the first six months of fiscal 1997 had been consolidated as of the beginning of fiscal 1996.

                      SITEL CORPORATION AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                   Six months ended November 30, 1996 and 1995

Revenues (continued):

Of the $84.9 million increase, $21.1 million was attributable to services initiated for new clients and $37.2 million was attributable to higher revenues from existing clients. The remaining $26.6 million of the increase was attributable to revenues from acquisitions completed after the fiscal 1996 period which were accounted for under the purchase method of accounting. The increase in revenues from existing clients during the first six months of fiscal year 1997 was primarily the result of higher calling volumes rather than higher rates.

Cost of Services:

Cost of services represents labor and telephone expenses directly related to teleservicing activities. As a percentage of revenues, cost of services decreased to 51.9% in the first six months of fiscal 1997 from 53.4% in the comparable period of fiscal 1996. This decrease was primarily attributable to improved call center utilization.


Division Selling, General and Administrative Expenses:

Division selling, general and administrative expenses include all expenses which directly support divisional operations such as each division's management, facilities expenses including rent, utilities and taxes, equipment depreciation and maintenance expenses, sales and marketing activities and client support services. These expenses increased $30.7 million, or 102.8%, to $60.6 million in the first six months of fiscal 1997 from $29.9 million in the comparable period of fiscal 1996. As a percentage of revenue, these expenses increased to 34.1% in the first six months of fiscal year 1997 from 32.2% in the comparable period of fiscal 1996. This increase was primarily the result of administrative staff, systems and facilities expenses incurred to add new workstations during the first six months of fiscal 1997 in anticipation of higher calling volumes and revenues.

Corporate General and Administrative Expenses:

Corporate general and administrative expenses represent the cost of central services the Company provides to support and manage its divisions.
These expenses include senior corporate management, accounting and payroll,
general administration, human resources management and legal services.   Also
included is the amortization of goodwill associated with completed acquisitions Corporate general and administrative expenses increased $2.8 million, or 65.0% to $7.1 million in the first six months of fiscal 1997 from $4.3 million in the comparable period of fiscal 1996.

                      SITEL CORPORATION AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                  Six months ended November 30, 1996 and 1995

Corporate General and Administrative Expenses (continued):

As a percentage of revenues, these expenses decreased to 4.0% in the first six months of fiscal 1997 from 4.6% in the comparable period of fiscal 1996. This decrease was attributable to an increase in revenues without a commensurate increase in corporate overhead offset in part by the amortization of goodwill associated with recent acquisitions.


Operating Income:

Operating income increased $8.7 million, or 97.2% to $17.7 million in the first six months of fiscal 1997 from $9.0 million in the comparable period of fiscal 1996. As a percentage of revenues, operating income increased to 10.0 % in the first six months of fiscal 1997 from 9.8% in the comparable period of fiscal 1996 due to the increase in revenues without a commensurate increase in corporate overhead and the improvement in cost of services as a percentage of revenues.

Transaction Related Expense:

Transaction related expense includes legal, accounting and other non-recurring expenses associated with acquisitions accounted for as poolings of interest. During the first six months of fiscal 1997, the Company incurred $6.9 million of these expenses to consummate the NAFS and Mitre acquisitions.

Net Income:

Net income was $4.8 million, or 2.7% of revenues, in the first six months of fiscal 1997 as compared to net income of $5.4 million, or 5.9% of revenues in the comparable period of fiscal 1996. Net income per share decreased to $0.07 in the first six months of fiscal 1997 from $0.09 in the comparable period of fiscal 1996. Excluding the non-recurring transaction related expenses, net income would have increased by 118.4% to $11.7 million, or 6.6% of revenues, in the first six months of fiscal 1997, and net income per share similarly would increased to $0.18. If the results of Mitre and NAFS had been consolidated with SITEL's results on a May fiscal year basis for the first six months of fiscal 1996, and excluding non-recurring expenses, net income would have increased 121.3% in the first six months of fiscal 1997 from $5.3 million in the first six months of fiscal 1996.

                        SITEL CORPORATION AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                   Six months ended November 30, 1996 and 1995


Liquidity:

Cash provided by operating activities was $13.1 million during the first six months of fiscal 1997. This was the result of $12.8 million of net income before depreciation and amortization and increased by a $0.3 million change in operating assets and liabilities. Cash used by investing activities for the first six months of fiscal 1997 was $<7.9> million primarily related to capital expenditures and acquisitions offset by the sale of marketable securities. Cash provided by financing activities for the first six months of fiscal 1997 of $0.1 million primarily related to the payment of long-term debt and capital lease obligations.

The Company believes that funds generated from operations, together with existing cash and available credit under its revolving bank facility will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth.

PART II - OTHER INFORMATION

Items 1, 2, 3.

	Not Applicable.


Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on October 29, 1996.
There were 26,357,072 shares of Common Stock represented at the meeting in person or by proxy. Four proposals were presented to the stockholders and all of the proposals were approved. The voting on the proposals was as follows:


     Proposal 1 (to elect two directors for 3 year terms):

     On the election of Bill L. Fairfield:            26,284,398 votes for
                                                          72,674 votes withheld

     On the election of Henk P. Kruithof:             26,284,398 votes for
                                                          72,674 votes withheld

     Proposal 2	(to ratify and approve the amendment to the corporation's 1995
     Non-Employee Directors Option Plan):

              23,782,411 votes for
               2,049,877 votes against
                   8,870 abstained

     Proposal 3	(to ratify and approve the amendment and restatement of the
     corporation's 1995 Employee Stock Option Plan):

              21,632,964 votes for
               4,178,457 votes against
                   8,570 votes abstained

     Proposal 4	(to ratify and approve the Board of Director's selection of
     Coopers & Lybrand L.L.P. as the corporation's independent accountants):

              26,262,572 votes for
                     836 votes against
                   1,970 votes abstained


Item 5.	Other Information.

     On December 31, 1996, the Company's Common Stock became traded on the
New York Stock Exchange under the symbol "SWW". Prior to December 31, 1996 and since the Company's initial public offering, the Company's Common Stock has been traded on the Nasdaq Stock Market.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

   (1)   2.4(a)	    Amended and Restated Share Purchase Agreement dated
                    June 6, 1996, regarding acquisition of Mitre, plc
                    (conformed copy including all amendments through closing).

   (1)   2.4(b)	    Registration Rights Agreement dated September 3, 1996
                    between SITEL Corporation and certain stockholders of SITEL (conformed copy).

   (1)   2.4(c)	    Escrow Agreement dated September 3, 1996 between SITEL
                    Corporation, the Mitre selling stockholders, and Firstar
                    Trust Company, as Escrow Agent (conformed copy).

   (1)   2.4(d)	    Form of Investor Letter (conformed copy).

   (1)   2.4(e)	    Deed of Covenant dated September 3, 1996 between SITEL
                    Corporation and the Mitre selling stockholders (conformed copy).

   (2)   3.1(a)	    Articles of Amendment filed September 10, 1996 to the
                    Amended and Restated Articles of Incorporation..

         27	        Financial Data Schedule
   _________________
     (1) Incorporated by reference to the filing under the same exhibit number with the Company's report on Form 8-K filed September 18, 1996.

     (2) Incorporated by reference to the filing under exhibit number 4.1(a) with the Company's registration statement on Form S-3 filed
          October 3, 1996.


(b) Reports on Form 8-K. The Company filed two reports on Form 8-K and 8-K/A during the quarter for which this report is filed. The Form 8-K was filed on September 18, 1996 and reported the acquisition of all of the outstanding stock of Mitre plc ("Mitre"), now known as SITEL Europe plc, effective September 3, 1996, reported Items 2 (Acquisition of Assets) and 7 (Financial Statements and Exhibits), and incorporated by reference the financial statements of Mitre contained in pages F-27 through F-49 of the Company's Proxy Statement filed on July 29, 1996. The Form 8-K/A was filed on October 1, 1996 and amended the foregoing Form 8-K to include in Item 7 (Financial Statements and Exhibits) the required unaudited financial statements of Mitre and unaudited pro forma and pro forma combined financial statements.

                                  SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 14, 1997                        		SITEL Corporation


                                          					By:/s/ James F. Lynch
                                                  -----------------------------
				                                              James F. Lynch
				                                              Chairman of the Board
		    	                                          	and Chief Executive Officer


                                          					By:/s/ Barry S. Major
                                                  -----------------------------
		                                              		Barry S. Major
                                            						Executive Vice-President
                                                  and Chief Financial Officer
                                            						(Principal Financial Officer)

	SITEL CORPORATION


	EXHIBIT INDEX


	Form 10-Q                August 31, 1996
		      	                                                         	Page Number
                                                                 	In Sequential
                                                                   	Numbering
      Exhibit                                                         System
        No.
   (1)   2.4(a)	    Amended and Restated Share Purchase Agreement       N/A
                    dated June 6, 1996, regarding acquisition of
                    Mitre, plc (conformed copy including all
                    amendments through closing).

   (1)   2.4(b)	    Registration Rights Agreement dated September 3,    N/A
                    1996 between SITEL Corporation and certain stockholders of SITEL (conformed copy).

   (1)   2.4(c)	    Escrow Agreement dated September 3, 1996 between    N/A
                    SITEL Corporation, the Mitre selling stockholders, and Firstar Trust Company, as Escrow Agent
                    (conformed copy).

   (1)   2.4(d)	    Form of Investor Letter (conformed copy).           N/A

   (1)   2.4(e)	    Deed of Covenant dated September 3, 1996 between    N/A
                    SITEL Corporation and the Mitre selling stockholders
                    (conformed copy).

   (2)   3.1(a)	    Articles of Amendment filed September 10, 1996      N/A
                    to the Amended and Restated Articles of
                    Incorporation.


         27         Financial Data Schedule			                          21

	______________________

	(1) Incorporated by reference to the filing under the same exhibit number with Company's report on Form 8-K filed on September 18, 1996.

	(2) Incorporated by reference to the filing under exhibit number 4.1(a) with the Company's registration statement on Form S-3 filed October 3, 1996.

EXHIBIT 27

This Schedule contains summary financial information extracted from the consolidated condensed balance sheets and consolidated condensed statements of income found on pages 2 and 3 of the Company's Form 10-Q for the year-to-date, and is qualified in its entirety by reference to such financial statements.

	Period	                           		6-mos
	Fiscal Year End			          	May 31, 1997
	Period End				              	Nov 30, 1996
	Cash						                     11,898,731
	Securities     	     				       1,075,061
	Receivables				     	          81,466,070
	Allowances					                 1,297,370
	Inventory					                          0
	Current Assets          					  98,454,347
	PP&E						                     52,518,771
	Depreciation					                       0
	Total Assets          					   204,588,887
	Current Liabilities            57,074,447
	Bonds						                             0
	Preferred-Mandatory                     0
	Preferred					                          0
	Common			     		                   58,870
	Other SE					                 125,496,113
	Total Liability and Equity 	  204,588,887
	Sales						                    96,109,067
	Total Revenues					            96,109,067
	CGS						                      85,613,129
	Total Costs					               85,613,129
	Other Expenses					            (5,511,147)
	Loss Provision					                     0
	Interest Expense				                    0
	Income Pretax			        		      4,984,791
	Income Tax					                 3,802,278
	Income Continuing				           1,145,203
	Discontinued					                       0
	Extraordinary					                      0
	Changes						                           0
	Net Income					                 1,145,203
	EPS - Primary					                    .02
	EPS Diluted			     		                 .02