Form 10-Q/A
period 1996-11-30
SITEL CORP
filed 1997-01-31
CIK 943820

                    	SECURITIES AND EXCHANGE COMMISSION
	                         Washington, D.C. 20549


                               	FORM 10-Q/A

            Quarterly Report Pursuant to Section 13 or
     [ X ]  15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1996
Commission File Number 1-12577


                            SITEL CORPORATION
	(Exact name of registrant as specified in its charter)


         Minnesota                                             47-0684333
(State or jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification No.)


                           	13215 Birch Street
	                         Omaha, Nebraska 68164
	                            (402) 963-6810
 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


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

	This 10-Q/A consists of 18 pages.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Item 2 - Management's Discussion and Analysis of Operations and Financial Condition

The registrant hereby amends Part I, Items 1 and 2 of its Form 10-Q for the period ended November 30, 1996 to provide amended comparative data for the three and six month periods ended November 30,1995. This amended comparative data consolidates the financial statements of NAFS and Mitre for the three and six month periods ended November 30, 1995 with the registrants financials statements for the same period. Previously, the comparative data consolidated the financial statements of NAFS and Mitre for the three and six months ended June 30, 1995 with the registrant's financial statements for the three and six month periods ended November 30, 1995. The financial statements for the three and six month periods ended November 30, 1996 have not changed, except to the extent the opening balance sheets affected those financial statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SITEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED  BALANCE SHEETS
                            November 30, 1996 and May 31, 1996
                                       (unaudited)

                                                                          November 30,           May 31,
                                                                     1996            1996
                                                                                   (restated)
ASSETS                                                           -------------    -----------
Current assets:
  Cash and cash equivalents.....................................$  11,898,731    $  6,153,352
  Trade accounts receivable (net of allowance for doubtful
    accounts of $ 1,297,370 and $1,204,241 respectively)........   80,168,700      48,622,731
  Marketable securities.........................................    1,075,061      42,569,744
  Prepaid expenses..............................................    3,050,464       2,130,881
  Other.........................................................    1,752,891       2,138,550
  Deferred income taxes.........................................      508,500         557,700
                                                                 ------------    ------------
     Total current assets.......................................   98,454,347     102,172,958
                                                                 ------------    ------------
  Property and equipment, net...................................   52,518,771      32,223,612
  Deposits and other assets... .................................    2,297,886       2,407,138
  Loans receivable from related parties.........................      414,534         339,963
  Goodwill......................................................   39,311,315      10,376,133
  Deferred income taxes.........................................   11,592,034      12,762,305
                                                                 ------------    ------------
Total assets....................................................$ 204,588,887   $ 160,282,109
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank.............................................$   6,007,000   $   6,152,446
  Current portion of long-term debt  and capitalized
    lease obligations...........................................    2,633,406       1,574,329
  Note payable - related parties................................          ---         270,612
  Trade accounts payable........................................   11,808,997       9,281,980
  Income taxes payable..........................................    3,403,594       2,228,095
  Accrued wages, salaries and bonuses...........................   11,344,990       9,061,217
  Accrued operating expenses....................................   15,548,911       4,524,501
  Deferred revenue..............................................    6,216,000       2,412,000
  Customer deposits and other...................................      111,549          86,510
                                                                  -----------     -----------
     Total current liabilities...................................  57,074,447      35,591,690
                                                                  -----------     -----------
  Long-term debt and capitalized lease obligations,
    net of current portion......................................   10,200,942       4,487,571
  Note payable to related party.................................    9,599,785             ---
  Deferred revenue .............................................      583,035         500,000
  Deferred compensation.........................................    1,446,274         970,753
  Redeemable preference shares..................................         ---        2,034,000
  Commitments and contingencies
  Minority interest.............................................      188,291             ---
Stockholders' equity:
  Common stock, voting, $.001 par value 200,000,000 shares
    authorized, 58,870,060 and 58,377,970 shares issued
    and outstanding, respectively...............................       58,870          58,378
  Paid-in capital...............................................  117,780,961     114,922,117
  Currency exchange adjustment..................................    1,264,283         125,723
  Retained earnings ............................................    6,391,999       1,591,877
  Total stockholders' equity....................................  125,496,113     116,698,095
                                                                -------------   -------------
Total liabilities and stockholders' equity......................$ 204,588,887   $ 160,282,109
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

                    SITEL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       for the three and six months ended November 30, 1996 and 1995
                                 (unaudited)

                                        For the three months            For the six months
                                         ended November 30,             ended November 30,
                                         1996          1995            1996        1995
                                                    (restated)                  (restated)
                                    ---------------------------   ---------------------------
Revenues............................$  96,109,067  $  54,086,310  $ 177,598,941 $ 100,559,335
                                    -------------  -------------  -------------  ------------
Operating expenses:
   Cost of services..................  49,147,127     29,743,641     92,157,429    54,545,231
   Division selling, general
     and administrative expenses.....  32,455,234     16,968,192     60,596,192    32,408,575
   Corporate general and
     administrative expenses.........   4,010,768      2,201,062      7,111,001     4,403,073
                                     ------------  -------------  -------------  ------------
Total operating expenses.............  85,613,129     48,912,895    159,864,622    91,356,879
                                     ------------  -------------  -------------  ------------
     Operating income................  10,495,938      5,173,415     17,734,319     9,202,456
                                     ------------  -------------  -------------  ------------
Other income (expense)
  Transaction related expense  ......  (5,700,000)           ---     (6,867,670)          ---
  Other income (expense).............     188,853        (77,632)        19,108      (132,961)
                                     -------------  -------------  -------------  ------------
    Total other income (expense).....  (5,511,147)       (77,632)    (6,848,562)     (132,961)

Income before income taxes
  and minority interest..............   4,984,791      5,095,783     10,885,757     9,069,495
                                     ------------  -------------  -------------  ------------
Income tax expense...................   3,802,278      1,721,172      6,043,747     3,090,130
                                     ------------  -------------  -------------  ------------
Minority interest....................      37,310        423,000         41,888       722,000
                                     ------------  -------------  -------------  ------------
Net income........................... $ 1,145,203    $ 2,951,611    $ 4,800,122   $ 5,257,365
                                     ============  =============  =============  ============
Per share amounts:
  Earnings per common and common
    equivalent shares................ $      0.02    $      0.05    $      0.07   $      0.09
                                      ===========    ===========    ===========   ===========
  Weighted average common and common
    equivalent shares outstanding....  66,579,146     55,150,295     66,473,371    54,872,364
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

                           SITEL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS
                  for the six months ended November 30, 1996 and 1995
 	                                    (unaudited)

		                                                                       	Six  months ended
		                                                                  	  November 30,  November 30,
                                                                           1996          1995
		 		                                                                                	(restated)
                                                                     -------------   -----------
Net cash provided by operating activities..........................		$	 13,964,992   $ 7,302,477

Cash flows from investing activities:
     Purchases of property and equipment........................... 	  (21,578,327)   (5,238,556)
     Acquisition of subsidiary.....................................	 	 (25,135,056)            0
     Investments in marketable securities..........................	            	0 		(17,913,553)
     Sale of marketable securities.................................	    41,494,683     4,850,000
     Advances on loans receivable from related parties.............		     	(74,571)     (108,443)
     Changes in other assets....................................... 	     (247,047)      402,800
		 	                                                                 --------------  ------------
               Net cash used in investing activities............... 	 	 (5,540,318)  (18,007,752)
         		 	 		                                                     --------------  ------------

Cash flows from financing activities:
     Borrowings on note payable - bank.............................  	  28,877,000     4,174,000
     Repayments of note payable - bank............................. 	  (29,151,500)   (5,815,000)
     Repayment of long-term debt and capitalized lease obligations.	 	    (833,747)   (7,382,876)
     Repayment of note payable to related party....................             	0 		   (492,388)
     Repayment of  redeemable preference shares.................... 	   (2,131,000)     (109,000)
     State incentive credits received..............................              0 		    800,000
     Common stock issued for option exercises and
        in public offerings, net of expenses.......................         98,413    23,136,030
         		 	 		                                                       ------------   -----------
               Net cash provided by financing activities...........	 	  (3,140,843)   14,310,766
         		 	 		                                                       ------------   -----------
Effect of exchange rates on cash...................................        461,539        (9,000)
         		 	 		                                                       ------------   -----------

               Net increase in cash................................      5,745,379     3,596,491
         		 	 		                                                       ------------   -----------

Cash and cash equivalents, beginning of period.....................      6,153,352     2,149,315
Cash and cash equivalents, end of period...........................  $  11,898,731   $ 5,745,806
   	 		                                                              =============   ============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                      SITEL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	GENERAL:

The consolidated condensed financial statements at November 30, 1996 and 1995 and for the six months then ended are unaudited and reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The financial statements have been restated as necessary to reflect the poolings of interest for Mitre and NAFS.

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

Earnings per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding:

                                                   Six Months Ended
                                            --------------------------------
                                                    (unaudited)
                                             11/30/96             11/30/95
                                            -----------          -----------
                                                                  (Restated)
Common stock                                 58,531,905           44,822,260
Common stock equivalents--stock options       7,941,466           10,050,104
                                            -----------          -----------
                                             66,473,371           54,872,364
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

                                                November 30, 1995
                                          ------------------------------
                                                   (unaudited)
                                           Three Months     	Six Months
                                              Ended         	   Ended
                                          --------------    ------------
REVENUES
    SITEL (as previously reported)         	$33,015,881     	$ 63,761,094
    NAFS                                 	    2,693,429	        4,809,241
    Mitre                                 	  18,377,000	       31,989,000
                                        	   -----------      ------------
    Combined                               	$54,086,310      $100,559,335
                                            ===========	     ============

NET INCOME
    SITEL (as previously reported)     	     $1,954,044	      $3,859,838
    NAFS                                       	148,567 	        333,527
    Mitre                                    	  849,000 	      1,064,000
                                            	----------      -----------
    Combined                            	    $2,951,611	      $5,257,365
                                            	==========      ===========

EARNINGS PER SHARE
    SITEL (as previously reported)                	$.04            	$.07
                                                   ====            	====
    Combined                                       $.05            	$.10
                                                   ====            	====

                    SITEL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS (continued):

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

                                              November 30, 1995
                                   --------------------------------------
  		                                            (unaudited)
	                                  Three Months Ended   	Six Months Ended
                                   ------------------    ----------------
Revenues                              	$62,604,063         $115,070,335

Net Income                             	$3,580,611          	$6,065,365

Earnings per share	                           $.06                	$.11

4.	STOCK SPLIT:

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

                      SITEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.	INDUSTRY AND GEOGRAPHIC DATA:

The Company's operations are primarily conducted in one business segment inbound and outbound teleservicing. A summary of the Company's operations by geographic areas follows.

                                       	Three months ended            Six Months ended
                                          November 30,		                November 30,
                                     	   1996       	1995           	1996         	1995
                                    -------------------------  ----------------------------
                                            (unaudited)                 (unaudited)
Revenue:
    United States                  	$47,803,582  	$35,709,310	  $  94,493,377  	$ 68,570,335
    Europe                           46,279,727	   18,377,000	     79,571,266	    31,989,000
    Other                             2,025,758	          ---	      3,534,298	           ---
                            		      -----------	  -----------   -------------   ------------
    Total                           $96,109,067	  $54,086,310	  $ 177,598,941	  $100,559,335
                                    ===========	  ===========   =============	  ============

Operating Earnings (Loss):
    United States                   $ 3,646,968	   $ 3,738,117	  $  8,660,385 	 $  7,346,608
    Europe                          	 6,852,286	     1,435,298 	    9,084,721 	    1,855,848
    Other                                (3,316)           ---        (10,787)           ---
                                  	 -----------    -----------   ------------   ------------
    Total                         	 $10,495,938	   $ 5,173,415	  $ 17,734,319	  $  9,202,456
                                  	 ===========	   ===========	  ============   ============

                                                  	November 30,     May 31,
                                                      1996   	       1996
                                                   (unaudited)     (restated)
                                                   ------------   -----------
Identifiable Assets:
    United States                                		$ 84,915,195 	 $113,999,294
    Europe                                          111,721,512 	   39,559,000
    Other                                             7,952,180	     6,723,815
                                                   ------------   ------------
    Total                                      		  $204,588,887   $160,282,109
                                                   ============   ============


7.	INCOME TAXES:


The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 34% on income is primarily due to nondeductible business acquisition expenses.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                             SITEL CORPORATION AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    Three and six months ended November 30, 1996 and 1995
                                    		(unaudited)

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated.

	                                                	   Three months ended November 30,     Six months ended November 30,
                                                     			     1996		       	 1995			           1996			             1995
						                                                                   (restated)                            (restated)
	                                                     --------------------------------   ----------------------------------
	Revenues............................................ $	96,109  100.0%		54,086  100.0%  	$	177,599  100.0%		100,559  100.0%
	Operating expenses:
	     Cost of services...............................   49,147   51.1%		29,744   55.0%		    92,157  	51.9%	  54,545  	54.2%
	     Division selling, general and administrative
	          expenses..................................   32,455  	33.8%		16,968   31.4% 		   60,596   34.1%		 32,409  	32.2%
	     Corporate general and administrative
	          expenses..................................		  4,012   	4.2%		 2,201   	4.1%		     7,111    4.0% 	  4,403   	4.4%

	                    Total operating expenses........   85,614  	89.1%	 48,913   90.5%		   159,864   90.0% 		91,357   90.8%
				 			 			 			                                      --------  ------  ------  ------   ---------  ------   ------  ------
	                    Operating income ...............   10,495  	10.9%		 5,173  	 9.5%		    17,735   10.0% 	 	9,202  	 9.2%

	Other income (expense)
	      Transaction related expense...................   (5,700) 	-5.9%	     	0 	  0.0% 		   (6,868)  -3.9% 	     	0 	  0.0%
	      Other income (expense) .......................     	189   	0.2%   		(77) 	-0.1%	        	19   	0.0%	    (133) 	-0.1%
			 			 			 			 	                                     --------   -----   ------  -----   ---------  ------   ------  ------
	Other income (expense)..............................   (5,511) 	-5.7%   		(77)	 -0.1%		    (6,849) 	-3.9%		   (133)  -0.1%

	Income before income taxes and minority interest ....   4,984   	5.2%		 5,096   	9.4%		    10,886   	6.1%		  9,069   	9.1%

	Income tax expense ..................................   3,802   	4.0%		 1,721  	 3.2%		     6,044    3.4%		  3,090  	 3.1%

	Minority interest....................................      37   	0.0%	   	423   	0.8%  		      42 	  0.0%    		722  	 0.7%
                                                       -------   -----   -----   -----   ---------  ------   ------  ------
	Net income........................................... $	1,145   	1.2%		 2,952   	5.4%	   $	 4,800    2.7% 		 5,257   	5.3%
                                                       =======   =====   =====   =====   =========  ======   ======  ======

                      SITEL CORPORATION AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                Three months ended November 30, 1996 and 1995


Accounting Policies:

Under the pooling of interests method of accounting, the historical financial statements of Mitre, plc ("Mitre") and National Action Financial Services, Inc. ("NAFS") have been consolidated with SITEL on a retroactive basis for all periods presented as if the companies had always operated on a consolidated basis. Under the purchase method of accounting, the financial statements of Teleaction prior to the date of the acquisition have not been restated for that transaction.

Acquisitions:

In September 1996 the Company completed the acquisition of Mitre, plc ("Mitre"), an English teleservicing company. The Company issued approximately 18.3 million shares of common stock in exchange for all the outstanding Mitre common stock. The Company has accounted for the transaction as a pooling of interests.

Revenues:

Revenues increased $42.0 million, or 77.7%, to $96.1 million in the second quarter of fiscal 1997 from $54.1 million in the comparable period of fiscal 1996. On a pro forma basis, thisincrease would have been $32.8 million, or 1997. 51.8%, if the results of all entities acquired by SITEL during fiscal 1996 and the first six months of fiscal 1997 had been consolidated as of the beginning of fiscal 1996.

Of the $42.0 million increase, $13.9 million was attributable to services initiated for new clients, $12.9 million to higher revenues from existing clients and $15.2 million attributable to revenues from acquisitions in Canada and Spain consummated following the fiscal 1996 period that were accounted for under the purchase method of accounting. The increase in revenues from existing customers was primarily the result of higher calling volumes rather than higher rates.

                       SITEL CORPORATION AND SUBSIDIARIES

                            MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                  Three months ended November 30, 1996 and 1995

Cost of Services:

Cost of services represents labor and telephone expenses directly related to teleservicing activities. As a percentage of revenues, cost of services decreased to 51.1% in the second quarter of fiscal 1997 from 55.0% in the comparable period of fiscal 1996. The decrease was primarily attributable to improved call center utilization.

Division Selling, General and Administrative Expenses:

Division selling, general and administrative expenses include all expenses which directly support divisional operations such as each division's management, facilities expenses (including rent, utilities and taxes, equipment depreciation and maintenance expenses), sales and marketing activities and client support services. These expenses increased $15.5 million, or 91.3%, to $32.5 million in the second quarter of fiscal 1997 from $17.0 million in the comparable period of fiscal 1996. This increase was primarily a result of administrative staff, systems and facilities expenses incurred to add new workstations during the second quarter of fiscal 1997 in anticipation of higher calling volumes and revenues.

Corporate General and Administrative Expenses:

Corporate general and administrative expenses represent the cost of central services the Company provides to support and manage its divisions.
These expenses include senior corporate management, accounting and payroll, general administration, human resources management and legal services. Also included is the amortization of goodwill associated with completed acquisitions. Corporate general and administrative expenses increased $1.8 million, or 82.3% to $4.0 million in the second quarter of fiscal 1997 from $2.2 million in the comparable period of fiscal 1996. As a percentage of revenues, these expenses increased to 4.2% in the second quarter of fiscal 1997 from 4.1% in the comparable period of fiscal 1996. This percentage increase was primarily attributable to goodwill amortization.
acquisitions.

Operating Income:

Operating income increased $5.3 million, or 103%, to $10.5 million in the second quarter of fiscal 1997 from $5.2 million in the comparable period of fiscal 1996. As a percentage of revenues, operating income increased to 10.9 % in the second quarter of fiscal 1997 from 9.5% in the comparable period of fiscal 1996 primarily due to the increase in revenues without a commensurate increase in corporate overhead and the improvement in cost of services as a percentage of revenues.

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


Net Income:

Net income was $1.1 million, or 1.2% of revenues in the second quarter of fiscal 1997 as compared to net income of $3.0 million, or 5.4% of revenues in the comparable period of fiscal 1996. Net income per share decreased to $0.02 in the second quarter of fiscal 1997 from $0.05 in the comparable period of fiscal 1996. Excluding the non-recurring transaction related expenses, net income would have increased 132% to $6.8 million, or 7.1% of revenues, in the second quarter of fiscal 1997 and net income would have increased to $0.10.

                      SITEL CORPORATION AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  Six months ended November 30, 1996 and 1995


Accounting Policies:

Under the pooling of interests method of accounting, the historical financial statements of Mitre, plc ("Mitre") and National Action Financial Services, Inc. ("NAFS") have been consolidated with SITEL on a retroactive basis for all periods presented as if the companies had always operated on a consolidated basis. Under the purchase method of accounting, the financial statements of Teleaction S.A. ("Teleaction ") prior to the date of acquisition have not been restated for that transaction.


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


Revenues:

Revenues increased $77 million, or 76.6%, to $177.6 million in the first six months of fiscal 1997 from $100.6 million in the comparable period of fiscal 1996. On a pro forma basis, this increase would have been $59.5 million, or 50.3%, if the results of all entities acquired by SITEL during fiscal 1996 and the first six months of fiscal 1997 had been consolidated as of the beginning of fiscal 1996.

                      SITEL CORPORATION AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                   Six months ended November 30, 1996 and 1995

Revenues (continued):

Of the $77.0 million increase, $21.1 million was attributable to services initiated for new clients and $29.3 million was attributable to higher revenues from existing clients. The remaining $26.6 million of the increase was attributable to revenues from acquisitions completed after the fiscal 1996 period which were accounted for under the purchase method of accounting. The increase in revenues from existing clients during the first six months of fiscal year 1997 was primarily the result of higher calling volumes rather than higher rates.

Cost of Services:

Cost of services represents labor and telephone expenses directly related to teleservicing activities. As a percentage of revenues, cost of services decreased to 51.9% in the first six months of fiscal 1997 from 54.2% in the comparable period of fiscal 1996. The decrease was primarily attributable to improved call center utilization.


Division Selling, General and Administrative Expenses:

Division selling, general and administrative expenses include all expenses which directly support divisional operations such as each division's management, facilities expenses (including rent, utilities and taxes, equipment depreciation and maintenance expenses), sales and marketing activities and client support services. These expenses increased $28.2 million, or 87.0%, to $60.6 million in the first six months of fiscal 1997 from $32.4 million in the comparable period of fiscal 1996. As a percentage of revenue, these expenses increased to 34.1% in the first six months of fiscal year 1997 from 32.2% in the comparable period of fiscal 1996. This increase was primarily the result of administrative staff, systems and facilities expenses incurred to add new workstations during the first six months of fiscal 1997 in anticipation of higher calling volumes and revenues.

Corporate General and Administrative Expenses:

Corporate general and administrative expenses represent the cost of central services the Company provides to support and manage its divisions.
These expenses include senior corporate management, accounting and payroll,
general administration, human resources management and legal services.   Also
included is the amortization of goodwill associated with completed acquisitions Corporate general and administrative expenses increased $2.7 million, or 61.5% to $7.1 million in the first six months of fiscal 1997 from $4.4 million in the comparable period of fiscal 1996.

                      SITEL CORPORATION AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                  Six months ended November 30, 1996 and 1995

Corporate General and Administrative Expenses (continued):

As a percentage of revenues, these expenses decreased to 4.0% in the first six months of fiscal 1997 from 4.4% in the comparable period of fiscal 1996. This decrease was attributable to an increase in revenues without a commensurate increase in corporate overhead offset in part by goodwill amortization.


Operating Income:

Operating income increased $8.5 million, or 92.7% to $17.7 million in the first six months of fiscal 1997 from $9.2 million in the comparable period of fiscal 1996. As a percentage of revenues, operating income increased to 10.0 % in the first six months of fiscal 1997 from 9.2% in the comparable period of fiscal 1996 due to the increase in revenues without a commensurate increase in corporate overhead and the improvement in cost of services as a percentage of revenues.

Transaction Related Expense:

Transaction related expense includes legal, accounting and other non-recurring expenses associated with acquisitions accounted for as poolings of interest. During the first six months of fiscal 1997, the Company incurred $6.9 million of these expenses to consummate the NAFS and Mitre acquisitions.

Net Income:

Net income was $4.8 million, or 2.7% of revenues, in the first six months of fiscal 1997 as compared to net income of $5.3 million, or 5.3% of revenues in the comparable period of fiscal 1996. Net income per share decreased to $0.07 in the first six months of fiscal 1997 from $0.10 in the comparable period of fiscal 1996. Excluding the non-recurring transaction related expense, net income would have increased by 122.0% to $11.7 million, or 6.6% of revenues, in the first six months of fiscal 1997, and net income per share would increased to $0.18.

                        SITEL CORPORATION AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                   Six months ended November 30, 1996 and 1995


Liquidity:

Cash provided by operating activities was $14.0 million during the first six months of fiscal 1997. This was the result of $13.1 million of net income before depreciation and amortization and other non-cash charges and increased by a $0.9 million change in operating assets and liabilities. Cash used by investing activities for the first six months of fiscal 1997 was $<5.5> million primarily related to capital expenditures and acquisitions offset by the sale of marketable securities. Cash provided by financing activities for the first six months of fiscal 1997 of $<3.1> million primarily related to the payment of long-term debt, redeemable preference shares, and capital lease obligations.

The Company believes that funds generated from operations, existing cash and available credit under its revolving bank facility will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth.

                                  SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 31, 1997                        		SITEL Corporation


                                          					By:/s/ Michael P. May
                                                  -----------------------------
				                                              Michael P. May
				                                              Chief Executive Officer


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