Form 10-Q/A
period 1996-11-30
SITEL CORP
filed 1997-03-05
CIK 943820

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

	This 10-Q/A consists of 4 pages.

The Registrant hereby amends its Form 10Q for the period ended November 30, 1996 to refile the Financial Data Schedule as Exhibit 27.

                                  SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 5, 1997                        		SITEL Corporation


                                          					By:/s/ Donald J. Vrana
                                                  -----------------------------
				                                              Donald J. Vrana
                                                  Vice President and Corporate
                                                  Controller
				                                              (Principal Accounting
                                                  Officer)