Form 10-K
period 1996-12-31
SITEL CORP
filed 1997-04-16
CIK 943820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
         (Mark one)

         [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1996

         [   ]        Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                For the transition period from _________ to_________

                         Commission File Number 1-12577
                                SITEL CORPORATION
                     (Exact name of registrant as specified)
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

           Securities Registered Pursuant to Section 12(b) of the Act:
     Title of Each Class           Name of Each Exchange On Which Registered
Common Stock, $.001 Par Value                 The New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                   None
                  ____________________________________________

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997, was $443,551,166 based upon the closing price of $13.375 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates".

     As of March 31, 1997, the Company had 60,888,798 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 6, 1997, are incorporated into Part III.

This 10-K consists 59 of pages.  The Exhibit Index is on page 26.

                                     PART 1
                                     ______

ITEM 1.  BUSINESS.
         _________

     SITEL is a global leader in providing outsourced telephone-based customer service and sales programs on behalf of large corporations. The Company handles calls in over 25 languages and dialects from more than 8,300 workstations in over 60 call centers located in the United States, Canada, the United Kingdom, Spain, Belgium, Portugal, Japan, Australia, and Singapore. SITEL communicates directly with its clients' customers by responding to customer-initiated telephone calls and by making Company-initiated calls. In addition, the Company is a leader in developing customer service applications over the Internet. The Company is currently providing services to over 400 clients, principally in the insurance, financial services, telecommunications, media and entertainment, technology, utilities, consumer, automotive, and travel industries. SITEL employs approximately 14,000 people.

     SITEL targets clients with large customer bases that can generate recurring revenues because of their ongoing customer service and sales requirements. The Company seeks to establish strategic relationships with its clients by becoming an integral part of their customer service and customer acquisition programs, increasingly on a multinational basis. The Company's goal is to provide each client the appropriate teleservices solution rather than focusing exclusively on any particular application. For the 12 months ended December 31, 1996, approximately 56% of the Company's revenue was generated by customer service activities. SITEL creates, manages, and implements programs on its clients' behalf primarily through the efforts of its telephone service representatives who typically are dedicated exclusively to, and thoroughly trained in, a specific client's programs. The Company also makes extensive use of sophisticated call management technology, including proprietary computer software, automated call distributors, predictive dialers, computer integrated telephony, and digital switches. This technology allows SITEL to handle inbound and outbound calls, in many languages, requiring vastly differing amounts of product and service information and to distribute call volumes and data throughout the Company's international network of call centers. In addition, SITEL has considerable in-house information technology expertise, which allows it to integrate its call systems seamlessly with its clients' databases.

     SITEL employs a decentralized operating structure in order to be more flexible and responsive to each client's individual requirements, to aggressively seek new large corporate clients in its targeted industries and to better manage the Company's rapid growth. Each operating unit has its own management team and sales organization with complete profit and loss responsibility, dedicated facilities, and a full complement of information technology, finance, and human resources professionals. The Company believes that this operating structure is attractive to potential acquisition candidates as SITEL generally retains key managers of an acquired business and offers them continuing significant responsibilities for the management and profitability of the acquired enterprise. In North America, SITEL operates primarily through divisions specialized by industry to provide teleservices to the insurance, financial services, telecommunications, media and entertainment, technology, travel, and utilities industries. In Europe and the Pacific Rim, the Company's operations are principally organized by country or geographic region. SITEL intends to replicate its North American industry-specialized divisional structure internationally. The Company has made significant progress in this regard in the United Kingdom where it generates substantial revenues and has a large number of clients. The Company believes this industry focus creates a key competitive differentiation and fosters greater understanding of its clients' businesses and teleservicing requirements.

     Industry sources estimate that expenditures in the United States on telephone-based customer service and sales programs were $81 billion in 1995, and the Company estimates that expenditures worldwide were at least twice that amount. These expenditures have grown substantially in recent years with the proliferation of toll-free phone numbers and direct marketing, the development of new database, networking and communications technologies, reduced telecommunications costs, and the development of new modes of communication, such as the Internet. The vast majority of teleservicing activities are performed by in-house operations, but increasingly, large corporations are outsourcing their call center activities to focus internal resources on core competencies while improving operating efficiencies and reducing costs. Competition for this outsourcing business is highly fragmented. Most independent providers of telephone-based services are small, single facility operations that do not have the scale, expertise, or technological resources necessary to effectively serve the sustained, and increasingly complex, teleservicing needs of large corporations. Few of the Company's competitors have significant international or multilingual capabilities.

     SITEL believes there are significant opportunities to expand its business by: (i) increasing revenues from existing clients, (ii) expanding its client base within existing industry specializations, (iii) adding new industry specializations, (iv) creating new value-added teleservicing applications, and
(v) continuing to seek strategic acquisitions domestically and internationally. The Company believes that the trend toward the outsourcing of teleservices by large corporations is still in its relatively early stages and will continue for the foreseeable future. Therefore, the Company continually invests in management talent and in start-up costs associated with new industry specialization. Historically, most of the Company's internal growth has resulted from existing clients and management believes this remains SITEL's greatest growth opportunity given SITEL's large client base of Fortune 500 and Financial Times 100 Corporations. The Company seeks to increase revenues from existing clients by capitalizing on additional outsourcing opportunities, by providing services to additional business units worldwide, and by developing new teleservicing applications clients can use to enhance long-term relationships with their customers. The Company seeks to establish new client relationships principally by leveraging its industry expertise.
The Company believes there are industries it does not yet serve that represent attractive opportunities for SITEL, such as healthcare.  The
Company also believes that strategic acquisitions represent a substantial growth opportunity. Consistent with its past acquisitions, SITEL will continue to seek strategic acquisitions that add new industry expertise, bring new service capabilities, or expand the Company's international capabilities. Importantly, SITEL is focused on acquisitions that add significant management talent to its operations.


RECENT DEVELOPMENTS

     To date in 1997, SITEL has completed four acquisitions designed to enhance the Company's worldwide presence and expand the Company's industry expertise.

     In January 1997, the Company acquired all of the outstanding capital stock of Telebusiness Holdings ("Telebusiness"), a company that focuses on providing systems integration services and call center consultancy. Telebusiness operates from offices in Australia and New Zealand and had revenues for the twelve months prior to acquisition of approximately $5 million.

     In February 1997, the Company completed the acquisition of substantially all of the assets of Exton Technology Group ("ETG"), a division of Softmart, Inc. ETG provides telephone-based technical support on behalf of Internet service providers, software publishers, and computer hardware manufacturers and also provides outsourced help desk applications for client corporations. ETG had annualized revenues, at the time of the acquisition, of approximately $13 million.

     In March 1997, the Company completed the acquisition of all of the outstanding capital stock of Levita Group Pty Ltd ("Levita") . Levita was formed in 1979 and was one of the first teleservicing business established in Australia. Levita had annualized revenues, at the time of the acquisition, of approximately $9 million.

     Also, in March 1997, the Company acquired L&R Group Limited.  The L&R
Group is recognized as a leading independent teleservices consulting firm in the United Kingdom with annual revenues for the twelve months prior to acquisition of approximately $4 million. Founded in 1989, the L&R Group serves clients in a wide variety of industries including publishing, insurance, telecommunications, and consumer product marketing.

BUSINESS STRATEGY

Key elements of SITEL's business strategy include:

     FOCUS ON LARGE CORPORATE CLIENTS. SITEL seeks clients with large customer bases that can generate recurring revenues because of their ongoing customer service and sales requirements. The Company seeks to establish strategic relationships with its clients by becoming an integral part of their customer service and customer acquisition programs, increasingly on a multinational basis. Establishing long-term relationships with these clients often leads to additional business opportunities as these corporations continue to outsource more of their teleservicing activities worldwide. By emphasizing long-term relationships, the Company is also able to improve its profitability and service levels by: (i) improving the predictability of its facility and labor utilization, (ii) providing more in depth employee training on specific client programs and industry issues, and (iii) continually developing technological and process improvements to better serve its long-term clients.

      DECENTRALIZED OPERATIONS AND INDUSTRY SPECIALIZATION. SITEL employs a decentralized operating structure in order to be more flexible and responsive to each client's individual requirements and to aggressively seek new large corporate clients in its targeted industries. Each operating unit has its own management team and sales organization with complete profit and loss responsibility, dedicated facilities, and a full complement of information technology, finance, and human resources professionals. In addition to shifting decision making closer to the client, this decentralized structure enables SITEL's senior executives to focus on setting strategic direction for the Company as a whole. This structure also is attractive to potential acquisition candidates as SITEL generally retains key managers of an acquired business and offers them continuing, significant responsibilities for the management and profitability of the acquired enterprise. International operating units are organized along geographic lines until a critical mass of clients and revenues are achieved in an industry specialization. SITEL operates primarily through industry-focused divisions in North America. SITEL believes its industry focused strategy is a competitive advantage because it permits the Company's managers to better understand industry specific issues and vernacular and to use that knowledge in the design of solution-oriented teleservicing programs that provide greater value to the Company's clients. SITEL intends to replicate its industry-focused divisional structure, as appropriate, in Europe and Asia.

     WORLDWIDE PRESENCE. SITEL believes that international capabilities will become increasingly important as its large multinational clients recognize the benefits of outsourcing to vendors globally. SITEL believes that it has the most extensive international teleservices capabilities when compared to its United States-based competition and is the market leader in the United Kingdom and Spain. The Company conducts teleservicing programs in over 25 languages and dialects through call centers in the United States, Canada, the United Kingdom, Spain, Belgium, Portugal, Japan, Australia, and Singapore.

     CONTINUING REINVESTMENT IN THE BUSINESS. SITEL continues to reinvest heavily in the infrastructure required to manage a larger operation and to take advantage of future opportunities. For example, SITEL regularly hires additional management personnel to staff its decentralized operations and to maintain strong relationships with its clients. SITEL is investing heavily in a global business development effort consisting of senior professionals focused on large, global new business opportunities. SITEL is establishing operations in new markets, such as Germany, to service recently awarded contracts, to compete for new clients, and to provide an increasingly global solution for existing clients. SITEL also funds efforts to incubate potential new growth opportunities in industries not served by the Company and to introduce its industry specialization strategy outside the United States. Additionally, SITEL incurs significant management, travel, legal, and advisory expenses in connection with its global acquisition efforts. Although these investments negatively affect current operating margins, SITEL believes that they are critical to the Company's continued growth and ability to provide teleservicing solutions to its clients.

     SOPHISTICATED CALL AND DATA MANAGEMENT TECHNOLOGY. SITEL makes extensive use of sophisticated call management technology, including proprietary computer software, automated call distributors, predictive dialers, computer integrated telephony, and digital switches. This technology allows SITEL to handle inbound and outbound calls, in many languages, requiring vastly differing amounts of product and service information and to distribute call volumes and data through out the Company's international network of call centers. In addition, the Company also has considerable in-house information technology expertise, which allows it to integrate its call systems seamlessly with its clients' databases.

     EMPLOYEE OWNERSHIP. A fundamental tenet of SITEL's business strategy is employee ownership. As of March 31, 1997, approximately 1,900 SITEL employees and managers worldwide owned Common Stock or options to acquire Common Stock. Management believes that this employee ownership and the Company's incentive compensation plans, coupled with SITEL's decentralized operations, promotes quality client service, increased focus on achieving growth and profitability goals, higher employee productivity, and easier integration of acquired businesses.

GROWTH STRATEGY

     In light of the trend toward outsourcing of teleservicing activities and increasing customer service and direct marketing expenditures by large corporations, SITEL believes there are significant opportunities to expand its business on a worldwide basis. The Company's growth strategy has five key elements:

     INCREASE REVENUES WORLDWIDE FROM EXISTING CLIENTS. Historically, most of the Company's internal growth has resulted from existing clients and management believes this remains SITEL's greatest growth opportunity, given SITEL's large client base of Fortune 500 and Financial Times 100 Corporations. The Company seeks to increase revenues from existing clients by earning additional outsourcing opportunities, as they arise, by obtaining work from other business units of clients and by developing new teleservicing applications that clients can use to increase the value of their customer relationships.

     OBTAIN NEW CLIENTS WITHIN EXISTING INDUSTRY SPECIALIZATIONS.
Through its divisional structure, the Company has developed considerable expertise in the insurance, financial services, telecommunications, media and entertainment, technology, utilities, consumer, automotive, and travel industries. These industries are dominated worldwide by large, often multinational corporations with significant customer bases which rely on teleservicing for a substantial portion of their customer service and sales needs. SITEL believes there is significant opportunity for each of its divisions to grow by targeting new clients in these focus industries that are seeking to outsource their existing or new teleservicing programs. The Company believes it has a competitive advantage in competing for these new clients because of its expertise and reputation for quality service to clients in these industries.

     ADD NEW INDUSTRY SPECIALIZATIONS. The Company continuously evaluates new industries which are expected to substantially increase expenditures on telephone-based customer service and sales applications, including those where governmental action, or market forces, to privatize or decentralize business activities create new opportunities and needs for clients to contact their customers. The Company may add new industry specializations through acquisitions, joint ventures, or internal expansion.

     CREATE NEW VALUE-ADDED TELESERVICING APPLICATIONS. SITEL regularly seeks to create new value-added services which have not historically been offered by independent teleservice providers. Creating additional value-added services should both increase the average account size and, more importantly, strengthen the long-term relationships between SITEL and its clients. For example, the Company believes it is a pioneer in providing multilingual customer service programs using electronic mail via the Internet.

     CONTINUE MAKING STRATEGIC ACQUISITIONS. SITEL intends to continue taking advantage of the fragmented nature of the teleservicing industry by making strategic domestic and international acquisitions. Through selected strategic acquisitions, SITEL seeks to add new industry expertise and services and expand its geographic coverage. The Company targets companies with strong senior management teams and considers the addition of talented management a major benefit of making acquisitions. Other criteria used by the Company to evaluate potential acquisitions include service quality, industry focus, diversification of client base, operating characteristics, and geographic coverage.
                                       5
<PAGE
CLIENT SERVICE AND INDUSTRY SPECIALIZATION

     SITEL targets those large corporations within its focus industries with the potential to generate recurring revenues because of their ongoing customer service and sales requirements. SITEL seeks to provide its clients appropriate solutions to their teleservicing needs, including a complete range of services from customer acquisition (sales calls, handling requests for information, and order taking) to customer loyalty and retention programs (service, technical support, and credit card fraud detection). The Company integrates various services of the types listed below to create teleservicing solutions tailored to its clients' needs:


CUSTOMER SERVICE ACTIVITIES                                     SALES ACTIVITIES
____________________________________________________________    ________________________________________________
* providing technical help desk, product, or service support    * consumer sales and marketing
* responding to billing and other account inquiries             * business-to-business sales and marketing
* dispatching service technicians                               * lead generation
* activating product or service upgrades                        * processing and fulfilling information requests
* conducting customer satisfaction surveys                      * direct response marketing
* updating customer address, telephone, and other data          * credit card activation
* registering warranty information
* contacting delinquent accounts
* providing after-hours customer service
* responding to electronic mail inquiries
* verifying credit card charges to detect possible fraud

     Descriptions of representative services provided to clients by industry include:

     INSURANCE. The Company provides outsourced policyholder support services specifically designed to enhance the identification, servicing, and retention of clients' insurance customers and conducts direct selling services primarily for insurance companies focused on the direct marketing of specialty insurance products, such as accidental death and disability, credit life, and supplemental health insurance. The Company has also begun to support the sale of fully underwritten insurance products.

     FINANCIAL SERVICES. The Company works primarily with large credit card issuers and other financial institutions to provide customer services such as arranging credit card balance transfers, accepting account applications, and providing account information as well as customer acquisition, retention and renewal, and delinquent accounts management services.

     TELECOMMUNICATIONS. SITEL works primarily with major telephone companies, long distance carriers, cellular telephone service providers, and telecommunications equipment suppliers. The Company's principal activities include customer service for and the direct sale of products and services to its clients' consumer and business customers.

     MEDIA AND ENTERTAINMENT. SITEL works primarily with major magazine and newspaper publishers, book clubs, and on-line computer service providers to sell and renew subscriptions, book club memberships, and Internet services, cross-sell other client products and services and reinstate expired subscriptions or memberships.

     TECHNOLOGY. The Company works primarily with Internet service providers, computer manufacturers, and software developers to provide technical support, pre-sale support, including the mailing of product information immediately upon request by the clients' customers, value-added fulfillment, post-sales support, and problem resolution. SITEL also provides help desk services to corporations.

The Company believes it is a pioneer in providing outsourced customer service programs on behalf of its clients on a multilingual basis, using electronic mail via the Internet.

     UTILITIES. The Company works with public utilities, which increasingly are becoming deregulated or otherwise recognize the need to develop customer service programs to differentiate themselves from competitors. SITEL provides customer services such as processing change of address requests, resolving service problems, and dispatching service technicians.

     CONSUMER. SITEL works with leading retailers worldwide in responding to customer inquiries, developing and launching new product sales campaigns, managing product recalls, and performing quality surveys and market analysis.

     AUTOMOTIVE. The Company's clients include major automobile manufacturers for whom SITEL conducts customer surveys, provides lead generation and qualification, and performs other customer service functions.

INFORMATION TECHNOLOGY

     SITEL's decentralized business units employ leading edge call and data management technology to meet clients' requirements, through a common set of services worldwide. This common service set includes switch services, predictive dialing, universal chair capability, blended call handling, Interactive Voice Response ("IVR"), and highly customizable client reporting.
By providing a common set of services, SITEL's divisions can maintain the freedom to explore and choose the best of any tactical technology that meets the specialized requirements of the client's industry.

     SITEL is committed to applying the latest technological advancements in support of its common service philosophy. The advancements include integration of automated speech with personal service to maximize representatives' efficiency, direct connection of SITEL workstations to client systems, databases, and networks, as well as Internet and other online interconnections and Computer Telephony Integration ("CTI"). CTI enables the integration of digital switches to handle vast numbers of call combinations resulting from different languages, different information and data requirements, as well as inbound/outbound call differences. Utilizing state of the art technology platforms (UNIX and NT architectures) with Windows-based PC workstations, predictive dialers, automated call distributors, and many proprietary software systems, SITEL representatives have the tools to effectively and efficiently initiate and receive millions of calls per month. These activities are supported by leading edge systems in the area of operation management services, work force management systems, call scripting, and call control application.

GEOGRAPHIC INFORMATION

     See footnote 12 to the Company's consolidated financial statements included in this Form 10-K for summary financial information relating to its operations by geographic area.

ITEM 2.  PROPERTIES.
         __________
     At December 31, 1996, the Company operated call centers in various leased facilities and on client premises as follows:

                                 NUMBER OF            NUMBER OF
                                 FACILITIES          WORKSTATION
                                 __________          ____________
    FACILITY LOCATION:
           Belgium.............        1                  270
           Canada..............        4                  186
           Japan...............        1                  110
           Portugal............        1                   60
           Spain...............        7                2,128
           United Kingdom......        4                1,270
           United States.......       41                3,993
                                 ___________         ____________
                      Total....       59                8,017
                                 ===========         ============

     During 1997, the Company has opened or intends to open a number of new call centers, including centers in Germany, Singapore, and Australia to service recently awarded contracts in those markets.

ITEM 3.  LEGAL PROCEEDINGS.
         __________________

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a materially adverse effect on the Company's results of operations, financial condition, or cash flows if decided adversely to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ____________________________________________________

     The Company incorporates by reference herein the information reported in
Item 4 of its Form 10-Q for the quarter ended November 30, 1996.

                                      * * *

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      _____________________________________

     The present executive officers of SITEL are James F. Lynch (Chairman of the Board), Henk P. Kruithof (Executive Vice Chairman), Michael P. May (Chief Executive Officer), Phillip A. Clough (President), and Barry S. Major (Executive Vice President-Finance, Chief Financial Officer, and Secretary). Information concerning such executive officers appears in the following paragraphs:

     Mr. Lynch, age 47, founded SITEL in 1985 and has served as Chairman and a director since its inception. Mr. Lynch also served as Chief Executive Officer from 1985 until January 1997. Prior to founding SITEL, he served as President of HQ800, Inc., a subsidiary of United Technologies that provided teleservicing services to third parties. SITEL was formed when Mr. Lynch negotiated the purchase of the assets of HQ800 from United Technologies. From 1980 to 1984, Mr. Lynch served as Director of Sales and Marketing for WATTS Marketing of America, a former subsidiary of First Data Resources, a credit card processing firm. WATTS is now part of MATRIXX Marketing Inc., a provider of teleservices.

     Mr. Kruithof has served as Executive Vice Chairman and a director since October 1996. Mr. Kruithof is also the Chairman and Chief Executive Officer of SITEL Europe plc (formerly Mitre plc, which was acquired by SITEL in September 1996). Mr. Kruithof co-founded Mitre plc in 1992 and its predecessor Merit Direct Limited in 1985, and has served as their Chairman since inception. Prior to founding Mitre plc and Merit Direct Limited, Mr. Kruithof started a number of businesses in various industry sectors and has extensive experience in managing international businesses. Mr. Kruithof has previously served on the boards of several European publicly held companies, including Worcester Group Plc and Robert Bosch Investment plc.

     Mr. May, age 47, has served as Chief Executive Officer of SITEL since January 1997. Mr. May served as President of SITEL from June 1996 until January 1997, and prior to that, served as Executive Vice President-Corporate Development since October 1992, when SITEL acquired May Telemarketing, Inc., which Mr. May founded in 1985. Prior to founding May Telemarketing, he was a director, executive officer and treasurer between 1976 and 1982 of Applied Communications, Inc., a publicly-traded software products company, now known as Transaction Systems Architects, Inc.

     Mr. Clough, age 35, became President of SITEL in January 1997. Between 1990 and January 1997, Mr. Clough served in various investment banking positions with Alex. Brown & Sons, Inc., most recently as Principal.

     Mr. Major, age 40, has served as Executive Vice President-Finance and Chief Financial Officer since June 1996 and prior thereto as Senior Vice President Finance since October 1995. From 1985 to October 1995, Mr. Major served in various executive positions with American National Corporation, a bank holding company, most recently as President.

                                     PART II
                                     _______


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ______________________________________________________________________

     The Company's Common Stock was traded on the NASDAQ National Market under the symbol "SITL" from the Company's initial public offering on June 8, 1995 until December 31, 1996, when the Common Stock began trading on the New York Stock Exchange under the symbol "SWW". The following table sets forth, for the quarters indicated, the high and low closing sale prices of the Common Stock as reported by the NASDAQ National Market through December 30, 1996 and by the New York Stock Exchange thereafter. The prices below reflect two-for-one stock splits effective May 13, 1996 and October 21, 1996.

                                                   High      Low
                                                  ______    _____
            1995
            Second Quarter (from June 8, 1995)    $4.47     $3.81
            Third Quarter                          6.13      4.34
            Fourth Quarter                         8.25      4.94

            1996
            First Quarter                         11.44      6.44
            Second Quarter                        20.69     10.38
            Third Quarter                         23.88     14.28
            Fourth Quarter                        25.38     12.75

     Holders of SITEL Common Stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. SITEL has not paid dividends in the past. It is unlikely that SITEL will pay dividends in the foreseeable future. SITEL believes that it is in the best interest of its stockholders to use future earnings principally to support operations and to finance the growth of the business.

     As of March 31, 1997, there were 315 record holders of the registrant's Common Stock.

     During 1996, SITEL acquired two companies in combinations accounted for as pooling of interests and involving the issuance of the Company's stock pursuant to the Regulation D and Section 4(2) exemptions from registration under the Securities Act of 1933, as amended. On June 28, 1996, SITEL acquired National Action Financial Services, Inc., a Georgia corporation ("NAFS"), by issuing 2,742,452 split-adjusted shares of its Common Stock to the shareholders of NAFS in exchange for all of the outstanding shares of capital stock of NAFS. On September 3, 1996, SITEL acquired Mitre plc, an English public limited company ("Mitre") by issuing 18,341,106 split-adjusted shares of its Common Stock to the shareholders of Mitre in exchange for all of the outstanding ordinary shares of Mitre.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA.

     The following selected consolidated financial and operating data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein. The selected financial data presented below as of and for each of the years in the five-year period ended December 31, 1996 are derived from the Company's financial statements which, for the years ended December 31, 1994, 1995, and 1996, have been audited by KPMG Peat Marwick LLP, independent accountants.

(in thousands, except per share data)
                                           FOR THE YEARS ENDED DECEMBER 31,
                                           _______________________________
STATEMENT OF OPERATIONS DATA:       1992       1993       1994      1995         1996
                                 _________  _________   _________  ________    ________
   Revenues .....................$49,414    $76,772    $116,757   $187,215    $312,750
   Operating expenses:
       Cost of services.......... 27,385     42,098      63,268    101,617     163,717
       Selling, general and
        administrative expenses.. 20,478     31,355      48,254     69,213     120,695

   Special compensation expense..     --         --          --     34,585 (a)      --
                                 _________  _________   _________  ________    _______
       Operating income(loss)....  1,551      3,319       5,235    (18,200)(b)  28,338 (c)
   Transaction related expenses..     --         --          --         --      (6,988)

   Interest expense, net.........   (607)      (937)       (834)      (702)       (227)

   Other income..................    485      1,922       1,443        118          32
                                 _________  _________   _________  ________    _______
        Income (loss) before
        income taxes, minority
        interest and cumulative
        effect of accounting
        changes..................  1,429      4,304       5,844     (18,784)    21,155

   Income tax expense (benefit)..    269      1,261       1,526      (6,593)    10,221
   Minority interest.............     --        278         383       1,262         77

       Cumulative effect of
       accounting
       changes (d)...............    354         --          --          --        --
                                 _________  _________   _________  _________   ________
             Net income (loss)...$ 1,514    $ 2,765     $ 3,935    $(13,453)(b)$10,857 (c)
                                 =========  =========   =========  =========   ========
Per share amounts:
   Net income (loss) per common
   and common equivalent share...$  0.04    $  0.07     $  0.09    $ (0.29) (b)$  0.16 (c)
                                 =========  =========   =========  =========   =========
   Weighted average common and
   common equivalent shares (e).. 41,666     41,666      44,770      45,952     66,011


Balance Sheet Data (at period end):
   Working capital (deficit)......$ 1,618    $  (151)    $ 5,110    $ 24,182    $36,836
   Total assets................... 17,873     28,291      48,177     100,960    211,684
   Long-term debt, net of current
   portion (f)....................  5,325      3,172       8,183       4,305     20,789
   Stockholders' equity..........   3,470      8,199      12,852      65,380    126,725

(a) Represents a non-recurring, non-cash compensation expense incurred in February 1995 resulting from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options. See Note 9 of Notes to Consolidated Financial Statements.

(b) Excluding the special compensation expense and a one-time forgiveness of debt of $0.5 million owed by two stockholders, operating income, net income, and net income per share would have been $16.9 million, $9.7 million, and $0.19, respectively, for 1995.

(c) Includes non-recurring operating expenses in connection with the acquisitions of Mitre and NAFS. Excluding those one-time operating expenses and the transaction related expenses, operating income, net income, and net income per share were $30.5 million, $19.5 million, and $0.30, respectively, for 1996.

(d)  During 1992, the Company changed its method of accounting for income taxes.

(e) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of weighted average common and common equivalent shares used in computing net income (loss) per share.

(f)  Includes note payable to related party.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
_________________________________________________________________________
RESULTS OF OPERATIONS.
______________________

OVERVIEW

     During 1996, SITEL completed four strategic acquisitions designed to enhance the Company's worldwide presence and expand the Company's industry expertise. In February 1996, the Company acquired substantially all the assets of CTC Canadian Telephone Corporation and 2965496 Canada, Inc.(collectively "CTC") for approximately $4.2 million. In June 1996, SITEL acquired a 69.2% interest in Teleaction, S.A. ("Teleaction") for approximately $25 million in cash. The Company also agreed to acquire the remaining 30.8% interest in 1998 for a purchase price of not less than $10.8 million based on Teleaction's profitability during 1996 and 1997. In June 1996, SITEL also acquired all of the outstanding capital stock of National Action Financial Services, Inc. ("NAFS") in exchange for approximately 2.7 million shares of the Company's Common Stock. In September 1996, SITEL acquired all of the ordinary shares of Mitre, plc ("Mitre") in exchange for approximately 18.3 million shares of the Company's Common Stock.

     Under the pooling of interests method of accounting, the financial statements of Mitre and NAFS have been consolidated with SITEL on a retroactive basis for all periods presented as if the companies had always operated on a consolidated basis. Under the purchase method of accounting, SITEL's financial statements include the results of operations of CTC and Teleaction since the dates of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated.

                                                                 1994     1995     1996
                                                                _____    _____     _____
Revenues......................................................  100.0%   100.0%    100.0%
Operating expenses:
   Cost of services...........................................   54.2     54.3      52.3
   Selling, general and administrative expenses...............   41.3     37.0      38.6
   Special compensation expense...............................     --     18.4(a)     --
                                                                _____    _____     _____
      Operating income (loss)............. ...................    4.5     (9.7)(b)   9.1(c)
Transaction related expenses..................................     --       --       2.2
Interest expense, net.........................................   (0.7)    (0.4)     (0.1)
Other income..................................................    1.2      0.1        --
                                                                ______   _____     _____
      Income (loss) before income taxes and minority interest.    5.0    (10.0)      6.8
Income tax expense (benefit) .................................    1.3     (3.5)      3.3
Minority interest.............................................    0.3      0.7        --
                                                                ______   _____     _____
      Net income (loss) ......................................    3.4%    (7.2)%(b)  3.5%(c)
                                                                ======   ======    ======

(a) Represents a non-recurring, non-cash compensation expense incurred in February 1995, resulting from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options. See Note 9 of Notes to Consolidated Financial Statements.

(b) Excluding the special compensation expense and a one-time forgiveness of debt of 0.3% ($0.5 million) owed by two stockholders, operating income and net income would have been 9.0% and 5.2% respectively, for 1995.

(c) Includes non-recurring operating expenses in connection with the acquisitions of Mitre and NAFS. Excluding those one-time operating expenses and the transaction related expenses, operating income and net income would have been 9.8% and 6.2%, respectively, for 1996.

1996 COMPARED TO 1995

    REVENUES. Revenues increased $125.6 million, or 67.1%, to $312.8 million in 1996 from $187.2 million in 1995. Of this increase, $35.4 million was attributable to services initiated for new clients, $56.8 million to higher revenues from existing clients and $33.4 million attributable to revenues from businesses acquired under the purchase method of accounting. Excluding revenues from Teleaction, revenues in 1996 increased 52.3%. Revenues from existing clients increased 30.3% primarily as a result of higher calling volumes.

     COST OF SERVICES.  Cost of services represents labor and telephone expenses
directly related to teleservicing activities.  As a    percentage of revenues,
cost of services decreased to 52.3% in 1996 from 54.3% in 1995. This decrease was primarily attributable to higher capacity utilization of the Company's call centers.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, facilities expenses, depreciation and maintenance, sales and marketing activities, and client support services. These expenses increased $51.5 million, or 74.4%, to $120.7 million in 1996 from $69.2 million in 1995 primarily as a result of increased expenses attributable to new Company-operated facilities, additional staff to support the Company's higher calling volumes in 1996, and certain non-recurring acquisition related operating expenses. Excluding the non-recurring expenses, as a percentage of revenues, these expenses increased to 37.9% in 1996 from 37.0% in 1995. This percentage increase was primarily attributable to the Company's investment in new industry efforts and additional resources being required to further develop international expansion.

     SPECIAL COMPENSATION EXPENSE. In February 1995, the Company incurred a non-recurring, non-cash compensation expense of $34.6 million. This resulted from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options.

      OPERATING INCOME (LOSS). Operating income was $28.3 million in 1996. Primarily as a result of the non-recurring, special compensation expense, the Company reported an operating loss of $18.2 million in 1995. Excluding non-recurring acquisition related operating expenses, operating income would have increased $13.6 million, or 80.5%, to $30.5 million in 1996 from $16.9 million in 1995 and, as a percentage of revenues, would have increased to 9.8% in 1996 from 9.0% in 1995 due to the factors discussed above.

     TRANSACTION RELATED EXPENSES. Transaction related expenses include legal, accounting, and other non-recurring expenses associated with acquisitions accounted for as poolings of interest. During 1996, the Company incurred $7.0 million of these expenses to consummate the NAFS and Mitre acquisitions.

     INTEREST EXPENSE, NET. Net interest expense decreased to $(0.2) million, or 0.1% of revenues, in 1996 from $(0.7) million, or 0.4% of revenues, in 1995 due to increased investment income.

     INCOME TAX EXPENSE (BENEFIT). The income tax expense (benefit)as a percentage of income (loss) before income taxes and minority interest increased to 48.3% in 1996 from 35.1% in 1995. This increase is primarily due to nondeductible transaction related expenses.

     NET INCOME (LOSS). Net income was $10.9 million in 1996. Primarily as a result of the non-cash non-recurring, special compensation expenses and the onetime forgiveness of debt of $0.5 million owed by two stockholders, the Company reported a net loss of $13.5 million in 1995. Excluding the transaction related expenses and non-recurring acquisition related operating expenses, net income would have increased $9.8 million, or 101.0%, to $19.5 million in 1996 from $9.7 million in 1995 (excluding the special compensation expense and the amount forgiven) and, as a percentage of revenues, would have increased to 6.2% of revenues from 5.2%.

1995 COMPARED TO 1994

     REVENUES. Revenues increased $70.4 million, or 60.3%, to $187.2 million in 1995 from $116.8 million in 1994. This increase resulted from the addition of new clients as well as increased business from existing clients.

     COST OF SERVICES. As a percentage of revenues, cost of services increased slightly to 54.3% in 1995 from 54.2% in 1994. This increase was primarily attributable to a greater percentage of revenue being derived from customer service applications, which generally have greater variances in call center utilization.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $21.0 million, or 43.4%, to $69.2 million in 1995 from $48.2 million in 1994. As a percentage of revenues, these expenses decreased to 37.0% in 1995 from 41.3% in 1994. This decrease was directly attributable to increased revenues without a commensurate increase in administrative expenses.

     SPECIAL COMPENSATION EXPENSE. In February 1995, the Company incurred a non-recurring, non-cash compensation expense of $34.6 million. This resulted from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options.

     OPERATING INCOME (LOSS). Excluding the non-recurring special compensation expense and a one-time forgiveness of debt of $0.5 million owed by two stockholders, operating income would have increased $11.7 million, or 223.1%, to $16.9 million in 1995 from $5.2 million in 1994. As a percentage of revenues, operating income (excluding the non-recurring special compensation expense and the amount forgiven) would have increased to 9.0% in 1995 from 4.5% in 1994 due to the factors discussed above.

     INTEREST EXPENSE, NET. Net interest expense decreased slightly to ($0.7) million in 1995 from ($0.8) million in 1994. This decrease was attributable to lower outstanding balances on the Company's working capital line of credit and to lower prevailing interest rates.

     OTHER INCOME. Other income decreased to $0.1 million in 1995 from $1.4 million in 1994. This increase was primarily attributable to a one-time $1.0 million payment in 1994 from a client in connection with the client's decision to perform its teleservicing internally.

     INCOME TAX EXPENSE (BENEFIT). The income tax expense (benefit) as a percentage of income (loss) before income taxes and minority interest increased to 35.1% in 1995 from 26.1% in 1994. This increase is primarily due to the effect of certain state tax credits recorded during 1994.

     NET INCOME (LOSS). As a result of the non-recurring, non-cash special compensation expense and the one-time forgiveness of debt of $0.5 million owed by two stockholders, the Company reported a net loss of $13.5 million in 1995 compared to net income of $3.9 million in 1994. Excluding the special compensation expense and amount forgiven, net income would have increased 148.7% to $9.7 million, or 5.2% of revenues, in 1995 from $3.9 million, or 3.4% of revenues, in 1994, primarily as a result of increased revenues without a commensurate increase in administrative expenses.

QUARTERLY RESULTS AND SEASONALITY

     The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' teleservicing campaigns and the commencement of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. While the effects of seasonality on SITEL's business often are offset by the addition of new clients or new programs for existing clients, the Company's business tends to be slower in August and December. August is affected by reduced marketing activities in Europe and December is affected by reduced teleservicing activities during the holiday season.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public offering of Common Stock in June 1995, SITEL's primary source of liquidity was cash flow from operations, supplemented by borrowings under its revolving bank line of credit. The Company has had two public offerings which provided an aggregate of approximately $65.5 million of net cash proceeds. The Company has secured bank commitments totaling approximately $37.2 million as of December 31, 1996, $3.6 million of which was outstanding as of such date.

     In June 1996, the Company acquired a 69.2% interest in Teleaction for approximately $25 million in cash and has agreed to acquire the remaining
30.8% interest in 1998 for a purchase price (not less than $10.8 million) based on Teleaction's profitability during 1996 and 1997. The Company used proceeds from its second public offering to make its acquisition of the majority interest in Teleaction and expects to pay for the remaining interest in Teleaction out of working capital or, if necessary, borrowings under its bank commitments. The Company incurred $7.0 million of transaction related expense in connection with the NAFS and Mitre acquisitions which it also financed from the net proceeds of the second public offering.

     Cash provided by operating activities was $35.8 million during 1996. This was the result of $26.4 million of net income before depreciation and amortization and other non-cash charges increased by $9.4 million of changes in operating assets and liabilities. Cash used by investing activities for 1996 was $55.0 million, primarily related to the acquisition of Teleaction and the purchase of call and data management equipment. Cash provided by financing activities for 1996 of $39.6 million resulted primarily from a public equity offering, net borrowings from a bank line of credit, and term debt.

     Cash provided by operating activities was $15.3 million in 1995. This was the result of $16.6 million of net income before depreciation and amortization and other non-cash charges offset by $1.3 million of changes in operating assets and liabilities. Cash used by investing activities for 1995 was $26.5 million, primarily related to investments in marketable securities and the purchase of call and data management equipment. Cash provided by financing activities of $15.1 million resulted primarily from the Company's initial public offering offset by principal repayments on the Company's term debt and bank line of credit. The $34.6 million non-recurring, non-cash compensation expense incurred in February 1995 resulted in a deferred tax benefit of $11.8 million which will be available to reduce future income taxes.

    Cash provided by operating activities was $1.2 million in 1994. This was the result of $9.3 million of net income before depreciation and amortization and other non-cash charges offset by $8.1 million of changes in operating assets and liabilities. Cash used by investing activities for 1994 was $9.7 million, primarily related to the purchase of call and data management equipment. Cash provided by financing activities of $9.9 million resulted primarily from net proceeds from the term debt and bank line of credit and the issuance of redeemable preference shares.

    Capital expenditures were $40.0 million, $13.3 million and $9.4 million in 1996, 1995 and 1994, respectively. The Company expects to spend approximately $43.0 million on capital expenditures in 1997. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations, additions to the Company's call and data management systems, and management information systems. The Company intends to finance its future capital expenditures with cash flow from operations, bank lines of credit or capital leases.

     The Company believes that funds generated from operations, together with available credit under its revolving bank facilities, will be sufficient to finance its current operations and planned capital expenditure requirements at least through 1997.

INFLATION

    The Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS 128"). SFAS 128 revises the calculation and presentation provisions of Accounting Principles Board Opinion No. 15 ("APB 15") and related interpretations. SFAS 128, which will require retroactive application, is effective for the Company's year ended December 31, 1997. While the Company has not determined the full effect of adopting SFAS 128, it believes that the adoption will not have a significant effect on its reported earnings per share, except that the presentation of basic earnings per share, calculated in accordance with SFAS 128, will be greater than the previously reported "Income per common and common equivalent share," calculated in accordance with APB 15 and related interpretations. The Company also believes that diluted earnings per share, calculated in accordance with SFAS 128, will be similar to the previously reported "Income per common and common equivalent share," calculated in accordance with APB 15 and related interpretations.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         ____________________________________________

     The information called for by this item (other than selected quarterly information, which is set forth below) is incorporated by reference from the Company's Consolidated Financial Statements set forth on pages F-1 through F-20 hereof.

     The following table sets forth statement of operations data for each of the four quarters of 1996 and 1995. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(in thousands, except per share data)
                                                                  FOR THE THREE MONTHS ENDED
                                                                  __________________________
                                                       March 31,    June 30,  September 30, December 31,
                                                         1996        1996        1996         1996
                                                       ________    ________   _____________ ___________
Revenues.........................................      $59,519     $69,266     $85,144      $98,821
Operating expenses:
   Cost of services..............................       31,593      36,746      44,433       50,945
   Selling, general and administrative
     expenses....................................       22,010      27,267      33,040       38,378
                                                       ________    ________   _____________ ___________
         Operating income (loss).................        5,916       5,253(a)    7,671(b)     9,498
Transaction related expenses.....................          ---         666       6,322          ---
Interest income (expense), net ..................          101          25        (130)        (223)
Other income (expense), net......................          ---         ---         (19)          51
                                                       _________   _________  _____________ ___________
   Income before income taxes and
      minority interest..........................        6,017       4,612        1,200        9,326
Income tax expense...............................        2,211       2,271        2,514        3,225
Minority Interest................................          ---          18           23           36
                                                       _________   _________  _____________ ___________
Net income (loss)................................       $3,806      $2,323(a)   $(1,337)(b)  $  6,065
                                                       =========   =========  ============= ===========
Net income (loss) per share......................       $ 0.06      $ 0.03(a)   $ (0.02)(b)  $   0.09
                                                       =========   =========  ============= ===========
Weighted average common and common
equivalent shares................................       64,262      66,406       58,441        66,922
                                                       =========   =========  ============= ===========

a) Includes non-recurring operating expenses related to the acquisition of National Action Financial services, Inc. (NAFS). Excluding those one-time operating expenses and the transaction related expenses, operating
     income, net   income, and net income per share were $6.9 million, $4.3
     million and $0.06 per share, respectively, for the second quarter of 1996.

b) Includes non-recurring operating expenses related to the merger with Mitre plc and the acquisition of National Action Financial Services, Inc.
     (NAFS). Excluding those one-time operating expenses and the transaction related expenses, operating income, net income, and net income per share were $8.2 million, $5.4 million and $.08 per share, respectively, for the third quarter of 1996.

(in thousands, except per share data)
                                                   For The Three Months Ended
                                                   __________________________
                                        March 31,      June 30,   September 30, December 31,
                                           1995          1995          1995         1995
                                        _________    __________   _____________ ____________
 Revenues............................    $39,174       $46,201       $45,548       $56,292
   Operating expenses:
   Cost of services..................     21,504        24,747        24,334        31,032
   Selling, general and administrative
   expenses...........................    14,565        17,273        17,265        20,110
   Special compensation expense.......    34,585 (a)       ---           ---           ---
                                        _________   ___________   _____________ ____________
          Operating income, net.......   (31,480)(b)     4,181         3,949         5,150
Interest income expense,  net.........      (206)         (358)          (78)          (60)
Other income (expense), net...........        90            50            29           (51)
                                        _________   ___________   _____________ ____________
    Income (loss) before income taxes
      and minority interest...........   (31,596)         3,873         3,900        5,039
Income tax expense (benefit)..........   (11,062)         1,283         1,401        1,785
Minority interest.....................       257            320           310          375
                                        _________   ___________   _____________ ____________
Net income (loss).....................  ($20,791)(b)     $2,270        $2,189       $2,879
                                        =========   ===========   ============= ============
Net income (loss) per share..........     ($0.46)(b)      $0.05         $0.04        $0.05
                                        =========   ===========   ============= ============
Weighted average common  and common
  equivalent shares...................    45,364         48,060        55,214       55,021
                                        =========   ===========   ============= ============


     a) Represents a non-recurring, non-cash compensation expense incurred in February 1995 resulting from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options.

     b) Excluding the special compensation expense and a one-time foregiveness of debt of $0.5 million owed by two stockholders, operating income, net income, and net income per share would have been $3.6 million, $2.4 million and $0.05, respectively, for the first quarter of 1995.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ___________________________________________________________ ____
         FINANCIAL DISCLOSURE.
         _____________________

     On January 30, 1997, the Board of Directors elected to change the Company's fiscal year end to December 31 in order to correspond with the year used by SITEL Europe plc (formerly known as Mitre plc) ("Mitre") and National Action Financial Services, Inc. ("NAFS"), two companies recently acquired by the Company in business combinations accounted for as pooling of interests. Effective January 31, 1997, upon the recommendation of its Audit Committee, the Board of Directors of the Company rescinded its previous selection of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") as its principal independent accountants to audit its financial statements for the year ending May 31, 1997, and selected KPMG Peat Marwick LLP ("KPMG") to serve in such capacity for the year ending December 31, 1996. KPMG has served for several years as the principal independent accountants for the audit of the financial statements for Mitre.

     For the years ending May 31, 1995 and May 31, 1996, Coopers & Lybrand audited the Company's financial statements. The reports of Coopers & Lybrand on the Company's financial statements for these years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ending May 31, 1995 and May 31, 1996 and through the January 31, 1997, date of dismissal, there were no disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, as described in Regulation S-K Item 304(a)(1)(iv), and no reportable event, as described in Regulation S-K Item 304(a)(1)(v).

     During the years ending May 31, 1995 and May 31, 1996 and through the January 31, 1997 date of engagement, the Company did not consult KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, as described in Regulation S-K Item 304(a)(2)(i), or any matter that was either the subject of a disagreement, as described in Regulation S-K Item 304(a)(1)(iv), or a reportable event, as described in Regulation S-K Item 304(a)(1)(v), except that the Company did consult KPMG on the matter described in the following paragraph.

      In the course of the Company's preparation of restated financial statements which would give effect to the pooling of interests combinations with Mitre and NAFS, there were various communications between the Company, Coopers & Lybrand, and KPMG as Mitre's auditors. During those communications, the Company inquired of both Coopers & Lybrand and KPMG concerning the manner in which a change by SITEL in its year end to correspond with Mitre's following a pooling of interests should be reflected in filings with the Securities and Exchange Commission. Coopers & Lybrand initially expressed the view that it would not be possible to retroactively restate the Company's financial statements based on Mitre's year end. KPMG expressed the view that the Securities and Exchange Commission would not object to reflecting a change to Mitre's year end in the form of retroactively restated pooled financial statements for prior years based on Mitre's year end. After further reviewing the matter, Coopers & Lybrand advised the Company that they concurred with the view expressed by KPMG.
The Company did not receive written views from either firm.


                                    PART III
                                    ________


     The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 1997 annual meeting of the registrant's stockholders to be held on June 6, 1997, which involves the election of directors. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.

                                     PART IV
                                     _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          __________________________________________________________ ______

(a)  The following documents are filed as a part of this report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of SITEL Corporation and Independent Auditors' Report are included at pages
F-1 through F-20 of this Form 10-K:

             -    Independent Auditors' Report.

             -    Consolidated Balance Sheets at December 31, 1995 and 1996.

             - Consolidated Statements of Income (Loss) for the years ended December 31, 1994, 1995 and 1996.

             - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.

             - Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

             -    Notes to Consolidated Financial Statements.

         2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedules of SITEL Corporation for the years ended December 31, 1994, 1995 and 1996 are included at pages S-1 through S-2 of this Form 10-K and should be read in conjunction with the Consolidated Financial
Statements:

             - Independent Auditors' Report.

             - Schedule II - Valuation and Qualifying Accounts.

        All other schedules of the Company for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

3. EXHIBITS. The following Exhibits are filed as part of, or are incorporated by reference into, this Form 10-K:

        Exhibit No.

      (1)  3.1    Amended and Restated Articles of Incorporation.

      (2)  3.1(a) Articles of Amendment filed September 10, 1996 to the
                  Amended and Restated Articles of Incorporation

      (1)  3.4    Amended and Restated Bylaws.

           4.2    Specimen Common Stock Certificate.

      (1)  9.1    Form of General Voting Agreement.

      (1)  9.2    Form of Voting Agreement with World Investments, Inc.

      (1) 10.1 SITEL Corporation Stock Option Plan for Replacement of Existing Options.

          10.1(a) Amendment No. 1 to SITEL Corporation Stock Option Plan for
                  Replacement of Existing Options.

      (1) 10.2    SITEL Corporation Stock Option Plan for Replacement of EEBs.

          10.2(a) Amendment No. 1 to SITEL Corporation Stock Option Plan for
                  Replacement of EEBs.

      (3) 10.3 Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.

          10.3(a) Amendment No. 1 to Amended and Restated SITEL Corporation
                  1995 Employee Stock Option Plan.

      (1) 10.4    SITEL Corporation 1995 Non-Employee Directors Stock Option
                  Plan.

          10.4(a) Amendment No. 1 to SITEL Corporation Non-Employee Directors
                  Stock Option Plan.

     (1)  10.5    SITEL Corporation Executive Wealth Accumulation Plan.

     (1)  10.6    Employment Agreement with James F. Lynch.

     (1)  10.7    Employment Agreement with Michael P. May.

     (1)  10.8    Form of Right of First Refusal.

     (4)  10.9    Form of Indemnification Agreement with Outside Directors.

     (5)  10.10   Form of Indemnification Agreement with Executive Officers.

     (6)  16.1    Letter from Coopers & Lybrand L.L.P. dated February 6, 1997

          21      Subsidiaries.

          23.1    Consent of KPMG Peat Marwick LLP

          24.1    Power of Attorney (included on signature page).

          27      Financial Data Schedule.
______________________________

                   (1) Previously filed as an exhibit to Registration Statement of SITEL Corporation on Form S1 (Registration No. 3391092) and incorporated herein by this reference.

                   (2) Incorporated by reference to the filing under exhibit number 4.1(a) with the Company's registration statement on Form S-3 filed October 3, 1996.

                   (3) Previously filed as Exhibit B to the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated September 27, 1996.

                   (4) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

                   (5) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on S-8 (33-99434).

                   (6) Previously filed as an exhibit under the same exhibit number to the Company's Form 8-K filed on February 6, 1997.

(b) REPORTS ON FORM 8-K. The Company filed two reports on Form 8-K or Form 8-K/A during the last quarter of the period covered by this report. A Form 8-K/A was filed on October 1, 1996 to include in Item 7 (Financial Statements and Exhibits) the required unaudited financial statements of Mitre plc and unaudited pro forma and pro forma combined financial statements. A Form 8-K/A was filed on December 4, 1996, to voluntarily report under Item 7 certain unaudited restated combined financial information which gave effect to the Company's acquisitions of Mitre plc and National Action Financial Services, Inc.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 1997                                    SITEL Corporation

                                                    By:  /s/Michael P. May
                                                         -----------------------
                                                         Michael P.May
                                                         Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that I do hereby constitute and appoint James F. Lynch and Michael P. May, and each of them individually, as my true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for me and in my name, place, and stead, in any and all capacities, of SITEL Corporation to sign any amendments to this Annual Report on Form 10K of SITEL Corporation for the year ended December 31, 1996, and to file such amendments with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them individually and their substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in connection with such Annual Report as fully to all intents and purposes as I might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, lawfully may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/James F. Lynch
______________________        Chairman of the Board               April 16, 1997
James F. Lynch                and Director

/s/ Michael P. May
______________________        Chief Executive Officer             April 16, 1997
Michael P. May

/s/ Barry S. Major
______________________        Executive Vice President-Finance    April 16, 1997
Barry S. Major                Chief Financial Officer
                              (Principal Financial Officer)
/s/ Donald J. Vrana
_______________________       Corporate Controller                April 16, 1997
Donald J. Vrana               (Principal Accounting Officer)

/s/ Henk P. Kruithof
_______________________       Executive Vice Chairman             April 16, 1997
Henk P. Kruithof              and Director

/s/ Bill L. Fairfield
_______________________       Director                            April 16, 1997
Bill L. Fairfield

/s/ Kelvin C. Berens
_______________________       Director                            April 16, 1997
Kelvin C. Berens

/s/ George J. Kubat
_______________________       Director                            April 16, 1997
George J. Kubat

                                  EXHIBIT INDEX
                                                                    Page Number
                                                                   In Sequential
                                                                     Numbering
Exhibit                                                                System
_______                                                            _____________


(1)  3.1    Amended and Restated Articles of Incorporation.                  N/A

(2)  3.1(a) Articles of Amendment filed September 10, 1996 to the Amended
            and Restated Articles of Incorporation                           N/A

(1)  3.4    Amended and Restated Bylaws.                                     N/A

     4.2    Specimen Common Stock Certificate.                               50

(1)  9.1    Form of General Voting Agreement.                                N/A

(1)  9.2    Form of Voting Agreement with World Investments, Inc.            N/A

(1) 10.1    SITEL Corporation Stock Option Plan for Replacement of
            Existing Options.                                                N/A

    10.1(a) Amendment No. 1 to SITEL Corporation Stock Option Plan for
            Replacement of Existing Options.                                 53

(1) 10.2    SITEL Corporation Stock Option Plan for Replacement of
            EEBs.                                                            N/A

    10.2(a) Amendment No. 1 to SITEL Corporation Stock Option Plan
            for Replacement of  EEBs.                                        54

(3) 10.3    Amended and Restated SITEL Corporation 1995 Employee
            Stock Option Plan.                                               N/A

    10.3(a) Amendment No. 1 to Amended and Restated SITEL Corporation 1995
            Employee Stock Option Plan.                                      55

(1) 10.4    SITEL Corporation 1995 Non-Employee Directors Stock
            Option Plan.                                                     N/A

    10.4(a) Amendment No. 1 to Amended and Restated SITEL Corporation 1995   56
            Non-Employee Directors Stock Option Plan.

(1) 10.5   SITEL Corporation Executive Wealth Accumulation Plan.             N/A

(1) 10.6   Employment Agreement with James F. Lynch.                         N/A

(1) 10.7   Employment Agreement with Michael P. May.                         N/A

(1) 10.8   Form of Right of First Refusal.                                   N/A

(4) 10.9   Form of Indemnification Agreement with Outside Directors.         N/A

(5) 10.10  Form of Indemnification Agreement with Executive Officers.        N/A

(6) 16.1   Letter from Coopers & Lybrand L.L.P. dated February 6, 1997       N/A

    21     Subsidiaries.                                                     57

    23.1   Consent of KPMG Peat Marwick LLP                                  58

    24.1   Power of Attorney (included on signature page).                   25

    27     Financial Data Schedule.                                          59
_________________________
           (1) Previously filed as an exhibit to Registration Statement of SITEL Corporation on Form S-1 (Registration No. 33-91092) and incorporated herein by this reference.

           (2) Incorporated by reference to the filing under exhibit number 4.1(a) with the Company's registration statement on Form S-3 filed October 3, 1996.

           (3) Previously filed as Exhibit B to the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated September 27, 1996.

           (4) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

           (5) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on S-8 (33-99434).

           (6) Previously filed as an exhibit under the same exhibit number to the Company's Form 8-K filed on February 6, 1997

                           SITEL CORPORATION AND SUBSIDIARIES

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND FINANCIAL STATEMENT SCHEDULE



CONSOLIDATED FINANCIAL STATMENTS
________________________________

Independent Auditors' Report..........................................   F-2

Consolidated Balance Sheets at December 31, 1995 and 1996.............   F-3

Consolidated Statements of Income (Loss) For The Years Ended
December 31, 1994, 1995, and 1996.....................................   F-4

Consolidated Statements of Stockholders' Equity For
The Years Ended December 31, 1994, 1995, and 1996.....................   F-5

Consolidated Statements of Cash Flows For The Years Ended December 31,
1994, 1995, and 1996..................................................   F-6

Notes to Consolidated Financial Statements............................   F-7

FINANCIAL STATEMENT SCHEDULE
____________________________

Independent Auditors' Report..........................................   S-1

Schedule II - Valuation and Qualifying Accounts.......................   S-2

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________


The Board of Directors
SITEL Corporation:

     We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Omaha, Nebraska                                         KPMG Peat Marwick LLP
April 4, 1997

                         SITEL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED  BALANCE SHEETS
(in thousands, except share data)

                                                                   ASSETS                    Decembe 31,
                                                                                        _________________________
                                                                                           1995              1996
                                                                                        __________       ____________
Current assets:
     Cash and cash equivalents............... ....... ....... ....... .............   $      4,531     $       25,710
     Trade accounts receivable (net of allowance for doubtful accounts of
           $937 and $3,188, in 1995 and 1996, respectively)........................         31,440             65,477
     Marketable securities.........................................................         13,046              1,740
     Prepaid expenses........ .....................................................          2,036              3,007
     Other assets..................................................................            753              2,907
     Deferred income taxes.........................................................            445                512
                                                                                        __________       ____________
                    Total current assets...........................................         52,251             99,353
                                                                                        __________       ____________
Property and equipment, net.................................................... ...         25,015             59,109
Deferred income taxes .............................................................         14,434             11,187
Goodwill, net.................................................................. ...          6,315             40,110
Other assets.......................................................................          2,945              1,925
                                                                                        __________       ____________

                    Total assets...................................................  $     100,960     $      211,684
                                                                                        ==========       ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.............................................................. ..  $       2,212     $       3,638
     Current portion of long-term debt  ...........................................            871               759
     Current portion of capitalized lease obligations..............................          1,569             3,032
     Trade accounts payable........................................................          9,517            18,775
     Income taxes payable..........................................................          1,548             3,815
     Accrued wages, salaries and bonuses...........................................          6,825            14,812
     Accrued operating expenses..................................... ..............          3,690             9,026
     Deferred revenue..............................................................          1,812             7,632
     Customer deposits and other...................................................             25             1,028
                                                                                        ___________        __________
                    Total current liabilities......................................         28,069            62,517
                                                                                        __________         __________
Long-term debt, excluding current portion..........................................          2,882             1,720
Capitalized lease obligations, excluding current portion...........................          1,423             3,141
Purchase price payable (Note 2)....................................................            ---            15,928
Deferred compensation .............................................................            904             1,461
Redeemable preference shares ......................................................          2,302               ---

Minority interest ........................................ ........................            ---               192

Commitments and contingencies

Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares authorized,
       50,841,602  and 58,875,660 shares issued and outstanding in 1995
       and 1996, respectively......................................................             51                 59
Paid-in capital....................................................................         69,530            117,736
     Currency exchange adjustment..................................................             54              1,311
     Unrealized gain on marketable securities, net of taxes........................            ---              1,017
     Retained earnings (deficit)...................................................         (4,255)             6,602
                                                                                        ___________       ___________
                    Total stockholders' equity.....................................         65,380            126,725
                                                                                        __________       ____________
                    Total liabilities and stockholders' equity.....................  $     100,960     $      211,684
                                                                                        ==========       ============

The accompanying notes are an integral part of the consolidated financial statements.

                        SITEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

                                                                          For The Years Ended December 31,
                                                                         _________________________________
                                                                        1994             1995              1996
                                                                  ______________     _____________    _____________
 Revenues...................................................    $        116,757   $      187,215   $       312,750
                                                                  ______________     _____________     _____________
 Operating expenses:
      Cost of services......................................              63,268          101,617           163,717
      Selling, general and administrative expenses..........              48,254           69,213           120,695
      Special compensation expense..........................                 ---           34,585               ---
                                                                  ______________     _____________     _____________

                     Total operating expenses...............             111,522          205,415           284,412
                                                                  ______________     _____________     _____________


                     Operating income(loss) .................              5,235         (18,200)            28,338
                                                                  ______________     _____________     _____________

 Other income (expense):
      Transaction related  expenses.........................                 ---              ---            (6,988)
      Interest income.......................................                  47              613             1,108
      Interest expense......................................                (881)          (1,315)           (1,335)
      Other.................................................               1,443              118                32
                                                                  ______________     _____________     _____________

                     Total other income (expense)...........                 609             (584)           (7,183)
                                                                  ______________     _____________     _____________

 Income (loss) before income taxes and minority interest.....              5,844          (18,784)           21,155

 Income tax expense (benefit)................................              1,526           (6,593)           10,221

 Minority interest...........................................                383            1,262                77
                                                                  ______________     _____________     _____________

                      Net income (loss) .....................   $          3,935   $     (13,453)   $        10,857
                                                                  ==============     =============     =============

 Per share amounts:
      Income (loss) per common and common equivalent share..    $           0.09   $       (0.29)   $          0.16
                                                                  ==============     =============     =============

 Weighted average common and common
      equivalent shares outstanding.........................              44,770           45,952            66,011


 The accompanying notes are an integral part of the consolidated financial statements.
                                                          F-4


                                          SITEL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY
                                      For The Years Ended December 31, 1994, 1995, and 1996
(dollars in thousands)



                                                                           Class A   Class B     Class C              Options Less
                                                                           Common    Common      Common     Common      Deferred
                                                                           Stock     Stock       Stock      Stock     Compensation
                                                                           _______   _______     ________   _______   ____________
Balance, December 31, 1993...............................................  $    18        11            1        --            27
  Common stock options less deferred compensation........................       --        --           --        --            55
  Accretion of put option................................................       --        --           --        --            --
  Currency exchange adjustment...........................................       --        --           --        --            --
Transactions by pooled companies:
  Issuance of  2,389,563 shares of common stock..........................        2        --           --        --            --

  Net income.............................................................       --        --           --        --            --

                                                                            _______   ______     ________   _______   ____________

Balance December 31, 1994................................................       20        11            1        --            82
  Issuance of 100,592 shares of Class C common stock less 80,472 shares
   subject to put option.................................................       --        --           --        --            --
  Special compensation - option issues...................................       --        --           --        --           (82)
  Accretion of put option................................................       --        --           --        --            --
  Conversion of 20,263,458 shares of Class A, 10,660,000 shares of
    Class B,  and 739,652 shares of Class C common into a single
    class of common  stock due to reincorporation........................      (20)      (11)          (1)       32            --
  Issuance of 7,600,000 shares of common stock, net of offering expenses.       --        --           --         8            --
  Cancellation of the put option on 3,070,584 shares.....................       --        --           --         3            --
  Transaction by pooled companies:
     Issuance of 8,507,904 shares of common stock........................       --        --           --         8            --

  Currency exchange adjustment...........................................       --        --           --        --            --

  Net loss...............................................................       --        --           --        --            --
                                                                            _______   _______    ________   _______   ____________
Balance , December 31,1995...............................................       --        --           --        51            --
  Issuance of 5,982,220 shares of common stock, net of offering expenses.       --        --           --         6            --
  Issuance of 1,719,654 shares of common stock for options exercised.....       --        --           --         2            --
  Tax benefit of stock options exercised.................................       --        --           --        --            --
  Transactions by pooled companies:
  Issuance of 332,196 shares of common stock.............................       --        --           --        --            --

  Currency exchange adjustment...........................................       --        --           --        --            --

  Unrealized gain on marketable securities, net of taxes.................       --        --           --        --            --
  Net income.............................................................       --         --          --        --            --
                                                                            _______   _______    ________   _______   ____________
Balance, december 31, 1996...............................................   $   --    $    --    $     --   $    59   $        --
                                                                            =======   =======    ========   =======   ============
                                                                                      Currency   Unrealized Retained    Total
                                                                            Paid-in   Exchange   Gain on    Earnings  Stockholders'
                                                                            Capital   Adjustment Marketable (Deficit)  Equity
                                                                                                 Securities
                                                                            _______   _______    ________   _______   ____________

Balance , December 31, 1993..............................................   $ 2,239   $   316    $     --   $  5,587  $     8,199
  Common stock options less deferred compensation........................        --        --          --         --           55
  Accretion of put option................................................        --        --          --      (111)        (111)
  Currency exchange adjustment...........................................        --      (274)         --         --        (274)
  Transactions by pooled companies:
    Issuance of  2,389,563 shares of common stock........................     1,046        --          --         --        1,048

  Net income.............................................................        --        --          --      3,935        3,935
                                                                            _______   _______    ________   ________  ____________
Balance December 31, 1994................................................     3,285        42          --      9,411       12,852
  Issuance of 100,592 shares of Class C common stock less 80,472 shares
    subject to put option................................................        59        --          --         --           59
  Special compensation - option issues...................................    34,707        --          --         --       34,625
  Accretion of put option................................................        --        --          --       (213)        (213)
  Conversion of 20,263,458 shares of Class A, 10,660,000 shares of Class
    B, and 739,656 shares of Class C common into a single class of
    common stock due to reincorporation..................................        --        --          --         --           --
  Issuance of 7,600,000 share of common stock, net of offering expenses..    23,163        --          --         --       23,171
  Cancellation of the put option on 3,070,584 shares.....................     2,797        --          --         --        2,800
  Transaction by pooled companies:
    Issuance of 8,507,904 shares of common stock.........................     5,519        --          --         --        5,527
  Currency exchange adjustment...........................................        --        12          --         --           12

  Net loss...............................................................        --        --          --    (13,453)     (13,453)
                                                                             ______   _______    ________   _________   ___________
Balance , December 31,1995...............................................    69,530        54          --     (4,255)      65,380
  Issuance of 5,982,220 shares of common stock, net of offering expenses.    42,239        --          --         --       42,245
  Issuance of 1,719,642 shares of common stock for options exercised.....        92        --          --         --           94
  Tax benefit of stock options exercised.................................     5,040        --          --         --        5,040
  Transactions by pooled companies:
    Issuance of 332,196 shares of common stock...........................       835        --          --         --          835

  Currency exchange adjustment...........................................        --      1,257         --         --        1,257

  Unrealized gain on marketable securities, net of taxes.................        --         --      1,017         --        1,017
  Net income.............................................................        --         --         --     10,857       10,857
                                                                           ________   ________    _______   ________   ____________
Balance, December 31, 1996...............................................  $117,736     $1,311     $1,017    $ 6,602     $126,725
                                                                           ========   ========    =======   ========   ============
The accompanying notes are an integral part of  the consolidated financial statements.
                                                                     F-5

                                        SITEL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
                                                                                 For The Years Ended December 31,
                                                                                 ________________________________

                                                                              1994             1995           1996
                                                                           __________      ____________   ___________
Cash flows from operating activities:
   Net income (loss).................................................       $   3,935      $   (13,453)   $   10,857
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Special compensation expense.................................              --           34,585            --
        Depreciation and amortization................................           5,341            7,090         13,256
        Provision for deferred income tax............................            (818)         (12,219)         1,823
        Deferred compensation........................................             804               70            557
        Loss (gain) on sale of property and equipment................              44               53            (37)
        Forgiveness of loans receivable from related parties.........              --              449             --
        Change in assets and liabilities:
           Trade accounts receivable.................................          (9,623)          (9,408)       (17,083)
           Other assets..............................................          (1,518)            (769)         4,097
           Trade accounts payable....................................             746            4,302          6,662
           Other liabilities.........................................           2,304            4,573         15,711
                                                                           ___________      ____________    ___________
                 Net cash provided by operating activities...........           1,215           15,273         35,843
                                                                           __________       ____________    ___________
Cash flows from investing activities:
   Purchases of property and equipment...............................          (9,415)         (13,279)       (39,954)
   Proceeds from sales of property and equipment.....................              43              126            199
   Acquisition of Teleaction, net of cash acquired...................              --               --        (23,720)
   Acquisition of CTC, net of cash acquired..........................              --               --         (4,216)
   Investments in marketable securities..............................              --          (22,196)       (63,793)
   Sale of marketable securities.....................................              --            9,150         76,840
   Changes in other assets, net......................................            (373)            (349)          (380)
                                                                           ___________     _____________   ___________
                 Net cash used in investing activities...............          (9,745)         (26,548)       (55,024)
                                                                           ___________     _____________   ___________
Cash flows from financing activities:
   Borrowings on notes payable.......................................          60,049           21,929         17,169
   Repayments of notes payable.......................................         (59,043)         (21,429)       (16,026)
   Borrowings on long-term debt......................................           8,079            7,319            500
   Repayment of long-term debt.......................................          (1,764)         (13,237)        (2,048)
   Repayment of note payable to related party........................              --             (492)            --
   Issuance of  redeemable preference shares.........................           2,571               --             --
   Repayment of  redeemable preference shares........................            (230)            (464)        (2,075)
   State incentive credits received..................................              --              800             --
   Common stock issued, net of expenses..............................           1,048           23,171         42,339
   Payments on capital lease obligations.............................            (771)          (2,449)          (259)
                                                                           ___________     _____________   ____________
                 Net cash provided by  financing activities..........           9,939           15,148          39,600
                                                                           ___________     _____________   ____________
   Effect of exchange rates on cash..................................            (101)            (104)            760
                                                                           ___________     _____________   ____________
                 Net increase in cash................................           1,308            3,769          21,179
Cash and cash equivalents, beginning of year.........................            (546)             762           4,531
                                                                           ___________     _____________   ____________
Cash and cash equivalents, end of year...............................      $      762      $     4,531     $    25,710
                                                                           ===========     =============   ============
Supplemental disclosures of cash flow information:
   Interest paid.....................................................      $    1,071      $     1,212     $       846
   Income taxes......................................................      $    2,080      $     4,170     $     4,311

Supplemental disclosures of non-cash investing and financing activities
  In 1995, upon completion of the IPO, the put option on common stock was canceled causing a reclassification of $2,800 to stockholders' equity.
  In 1996,  the tax benefit of stock options exercised was $5,040.
  The Company capitalized leases of $2,218, $2,960, and $2,101,in 1994, 1995 and 1996, respectively.
  The Company issued stock in connection with the acquisition of businesses with a value of $28 and $5,498  in 1995 and 1996, respectively.



                                                              F-6

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

     (a) DESCRIPTION OF BUSINESS. SITEL Corporation ("SITEL") and subsidiaries (collectively, the "Company") are engaged in inbound, outbound, and interactive teleservicing activities, servicing the insurance, financial services, telecommunications, media and entertainment, technology, utilities, consumer, automotive, and travel industries. Operations are primarily located in North America and Europe.

     (b) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the financial statements of SITEL Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     During 1996, the Company acquired all of the outstanding common stock of National Action Financial Services, Inc. ("NAFS") by issuing 2,742,452 shares of its common stock and all of the outstanding common stock of Mitre plc ("Mitre") by issuing 18,341,106 shares of its common stock in two separate business combinations accounted for using the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements for periods prior to each business combination have been restated to include the accounts and results of operations of NAFS and Mitre. No significant adjustments were required to conform the accounting policies of the combining enterprises.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                      (in thousands)
                             1994        1995           1996
                           ________   ___________    __________
         Revenues:
             SITEL          $86,262      $120,617      $ 196,279
             NAFS               593         8,258         15,685
             Mitre           29,902        58,340        100,786
                           ________   ___________    ___________
                           $116,757      $187,215      $ 312,750
         Combined          ========   ===========    ===========

         Net income(loss):
             SITEL         $ 3,827     $ (16,349)        $6,016
             NAFS             (236)          773         (1,132)
             Mitre             344         2,123          5,973
                           ________   ___________    ___________
                Combined   $ 3,935     $ (13,453)       $ 10,857
                           ========   ===========    ===========

     Transaction related expenses of approximately $0.7 million and $6.3 million for the combinations with NAFS and Mitre, respectively, were expensed during 1996 at the closing of each transaction.

     (c) TRANSLATION OF FOREIGN CURRENCIES. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated using average exchange rates prevailing during the year. Gains or losses resulting from currency translation are included in stockholders' equity.

     (d) REVENUE RECOGNITION. The Company recognizes revenues as services are performed for its clients. Specific set up costs incurred in respect of major long-term contracts to provide services to clients are carried forward against the future contractual revenues relating to those costs.

     (e) CASH EQUIVALENTS. Cash equivalents generally consist of highly liquid debt instruments purchased with an original maturity of three months or less.

     (f) PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from 3 to 20 years. Assets recorded under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     (g)  INVESTMENTS IN MARKETABLE SECURITIES.   All marketable securities held
by the Company at December 31, 1995 and 1996, were classified as available-for sale and recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Fair values are estimated based upon quoted market values.

     (h) INCOME TAXES. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

     (i) GOODWILL. Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired and is being amortized using the straight-line method over 25 years. Accumulated amortization of goodwill at December 31, 1995 and 1996 was $0.7 million and $1.4 million, respectively. The Company monitors events and changes in circumstances which may require a review of the carrying value of goodwill at each consolidated balance sheet date to assess recoverability based on estimated undiscounted future operating cash flows. Impairments would be recognized in operating results if a permanent diminution in value were to occur based on fair value. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (j) INCOME (LOSS) PER SHARE. Income (loss) per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding (see Note 9) and after giving retroactive effect to the stock splits (see Note 6) and business combinations accounted for using the pooling-of-interests method of accounting.

     A summary of common stock and common stock equivalents used to calculate income (loss) per share is as follows:

                                            (in thousands)
                                   For The Years Ended December 31,
                                   ________________________________
                                      1994      1995        1996
                                    _______    _______    ________
       Common stock..............    33,906    40,565       57,746
       Common stock equivalents -
           stock options.........    10,864     5,387        8,265
                                     _______   _______     ________

             Total...............    44,770    45,952       66,011
                                     =======   =======     ========

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock granted with exercise prices below the assumed initial public offering price per share during the 12 months preceding the date of the initial public offering are included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

     (k)  USE OF ESTIMATES.    The preparation of the consolidated financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (l)  STOCK COMPENSATION.   Prior to January 1, 1996, the Company accounted
for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (m) FAIR VALUES OF FINANCIAL INSTRUMENTS. Fair values of cash and cash equivalents, receivables, accounts payable, marketable securities, notes payable, and redeemable preference shares are estimated to approximate carrying values due to the short maturities of these financial instruments.

2.   ACQUISITIONS:

     On December 21, 1995, the Company acquired all stock held by minority stockholders in three subsidiaries of Mitre by issuing Mitre stock with a value of approximately $5.5 million. The acquisition of the minority holdings was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated based on estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was approximately $4.8 million and is being amortized over a period of 25 years.

    On February 9, 1996, the Company acquired the teleservicing businesses of C.T.C. Canadian Telephone Corporation and 2965496 Canada, Inc. (collectively, "CTC") through purchases of certain assets and the assumption of certain liabilities of each business for a purchase price of approximately $4.2 million, including acquisition costs. The acquisition of CTC has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition and the results of operations of CTC have been included in the consolidated results of operations since the date of acquisition. Goodwill of approximately $4.2 million was recorded for the excess of purchase price over the fair value of net assets acquired and is being amortized over an estimated useful life of 25 years. Prior to the acquisition date, the results of operation of CTC were not significant.

     On June 12, 1996, the Company acquired all of the outstanding capital stock of Teleaction, S.A. ("Teleaction"), a Spanish teleservicing company, for approximately $25 million cash and an additional purchase price payable in June 1998. The additional purchase price payable includes a minimum payment of approximately 1.4 billion Spanish pesetas (approximately $10.8 million US at acquisition) plus additional amounts contingent upon the attainment of specified levels of earnings before interest, depreciation, and income taxes, as defined in the acquisition agreement, over the course of that period. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair values at the date of acquisition and the results of operations of Teleaction have been included in the consolidated results of operations since the date of acquisition. The Company has recorded goodwill of approximately $30.2 million for the excess of purchase price over net assets acquired as of December 31, 1996, including the additional accrual of contingent purchase price payable, which will be amortized over a period of 25 years.

     The following unaudited pro forma information shows the results of the Company as though the Teleaction acquisition occurred on January 1, 1995. These results include certain adjustments, and do not necessarily indicate future results, nor the results of historical operations had the acquisition actually occurred on the assumed date.

                            (in thousands, except per share data)
                              For the Years Ended December  31,
                              _________________________________
                                       1995         1996
                                    __________   _________
                                          (unaudited)
          Revenues                  $  217,731    $ 327,666

          Net income (loss)         $ (12,193)    $  10,862

          Income (loss) per share   $   (0.27)    $   0 .16

     In January 1997, the Company acquired all of the outstanding capital stock of Telebusiness Holdings, a systems integration company based in Australia and New Zealand. In February 1997, the Company completed the acquisition of substantially all of the assets of Exton Technology Group, a teleservicing technical support company based in Madison, Wisconsin. Additionally, in March of 1997, the Company acquired all of the outstanding stock of Levita Group Pty Ltd., an Australian based teleservicing company, and L&R Group Limited, a United Kingdom based teleservicing consulting firm. The aggregate purchase price of these acquisitions was approximately $47 million of which approximately $36 million will be recognized as goodwill.


3.   INVESTMENTS IN MARKETABLE SECURITIES:

     The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities by major security type at December 31, 1995 and 1996 were as follows:


                                                 (in thousands)
                                                     Gross
                                                   Unrealized

                                     Amortized    Holding     Fair
                                        Cost       Gains     Value
                                     _________   ________   ________
   December 31, 1995

          U.S. Treasury securities      $3,008          -     $3,008
          Municipal debt securities      7,888          -      7,888
          Corporate debt securities      1,000          -      1,000
          Equity securities              1,150          -      1,150
                                     _________    _______   ________
                         Total         $13,046    $     -    $13,046
                                     =========    =======   ========
   December 31, 1996
          Equity securities               $200     $1,540     $1,740
                                     =========    =======   ========


     Proceeds from the sale of marketable securities available for sale were $9.2 million and $76.8 million in 1995 and 1996, respectively. No gross realized gains or losses resulted from the sale of marketable securities available-for-sale in 1995 and 1996.

4.    PROPERTY AND EQUIPMENT:

       Property and equipment at December 31, 1995 and 1996 consist of the following:


                                               (in thousands)
                                            1995          1996
                                          _________     _________
        Telecommunications equipment        $29,064       $57,320
        Furniture and equipment               9,858        23,515
        Leasehold improvements                5,882         8,675
        Buildings                               868         4,063
        Automobiles                              68           321
                                          _________     _________
                                             45,740        93,894
        Less accumulated depreciation        20,725        34,785
                                          _________     _________
                                            $25,015       $59,109
                                          =========     =========

5. LONG-TERM DEBT:

    Long-term debt at December 31, 1995 and 1996, consisted of the following:

                                                         (in thousands)
                                                For The Years Ended December 31,
                                                ________________________________
                                                          1995      1996
                                                         ______    ______
 8% note payable in monthly installments, including
 interest, with final payment due May 2004; secured by
 property.............................................   $1,292    $1,270

 Other notes payable with weighted-average interest
 rates of 8.5% and 6.4% in 1995 and 1996, respectively;
 secured by property and equipment....................    2,461     1,209
                                                         ______    ______

                                                          3,753     2,479

        Less current portion..........................      871       759
                                                         ______    ______
                   Total..............................   $2,882    $1,720
                                                         ======    ======

     The Company has two revolving credit agreements with maximum borrowings aggregating $22 million. The Company can borrow at .75% under the bank's national prime lending rate. At December 31, 1996, the Company had no borrowings under these agreements.

    Additionally, several international lines of credit are available to fund local working capital requirements. The maximum borrowings under these facilities are approximately $15.2 million. At December 31, 1996, the total amount of notes payable outstanding under these facilities approximated $3.6 million with a weighted-average interest rate of 7.6%.

    The aggregate maturities of long-term debt for each of the five years following December 31, 1996 are as follows:
                                          (in thousands)
                                           Maturities of
               Year Ending December 31,    Long-term Debt
               ________________________     _____________
               1997                             $759
               1998                              594
               1999                              317
               2000                              256
               2001 and thereafter               553

     Redeemable preference shares were issued by Mitre and certain subsidiaries of Mitre prior to the acquisition by the Company. The shares were generally redeemable at par in equal installments at the option of the holder, and paid cumulative dividends of 7.5% to 10%. As a result of the acquisition of Mitre, substantially all of the shares were redeemed.

6.   COMMON STOCK:

     _____________

      On May 13, 1996, the Company effected a two-for-one stock split to shareholders of record on May 3, 1996. On October 21, 1996, the Company effected a second two-for-one stock split to shareholders of record on October 14, 1996. Both of these stock splits have been given retroactive effect in the accompanying consolidated financial statements.

      In May 1995, the Company was reincorporated in the State of Minnesota. As part of the reincorporation, each outstanding share of Class A, Class B, and Class C common stock was converted automatically to 2.5 shares of new $.001 par value common stock.

     During June 1995, the Company completed an initial public offering ("IPO") of its common stock. In that IPO, the Company issued 7,600,000 shares at a price of $3.38 per share, as adjusted for subsequent stock splits. Net proceeds of approximately $23.2 million were realized by the Company after deducting the underwriting discount and offering costs.

     Prior to its IPO, the Company's outstanding capital stock included 3,070,584 shares of Class C common stock that was issued with a put option in connection with a previous acquisition of a business. The put option entitled the shareholder to put those shares back to the Company between July 1, 1997 and November 30, 1997 in exchange for a note payable of $4.5 million less the amount of certain expenditures made by the stockholder relating to obligations not assumed by the Company in that previous acquisition. The value of the put option was being accreted by charges to retained earnings over the life of the put option until its cancellation, which occurred concurrently with the Company's IPO.

     The Company completed an additional public offering of common stock in February 1996. The Company sold 5,982,220 shares at a price of $7.50 per share,
as adjusted for the stock splits.   Net proceeds of $42.3 million were realized
by the Company after deducting the underwriting discount and offering expenses.

7.   INCOME TAXES:
     _____________

      For financial reporting purposes, income (loss) from continuing operations before income taxes and minority interest includes the following components: (

                                (in thousands)
                         For The Years Ended December 31,
                        ________________________________
                        1994          1995          1996
                      ________     __________    __________

     Pretax income:
      United States   $ 4,422     $ (23,834)     $   8,653
      Foreign           1,422         5,050         12,502
                      ________     __________    __________

        Total         $ 5,844     $ (18,784)      $ 21,155
                      ========     ==========    ==========

     The components of the provision for income tax expense (benefit) consists of:

(in thousands)
                               For The Years Ended December 31,
                              _________________________________
                               1994          1995         1996
                            _________    ___________    _________

    Current:
      Federal                  $1,560           3,804       $3,929
      Foreign                     719           1,681        4,529
      State                        65             141          (60)
                            _________     ___________    _________

                                2,344           5,626        8,398

     Deferred:
      Federal                     325         (12,203)       1,521
      Foreign                     (25)            (16)         302
      State                    (1,118)             --           --
                             _________      _________     ________

                                 (818)        (12,219)       1,823

      Provision for income
              taxes           $ 1,526        $ (6,593)     $10,221
                             =========     ==========    =========

     Certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to paid-in capital. The amount credited in 1996 was approximately $5,040.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                            (in thousands)
                                                For The Years Ended December 31,
                                               _________________________________
                                                             1995      1996
                                                            ______    _______

  Deferred tax assets:
   Accrued compensation and other liabilities              $ 12,345  $  11,198
   Net operating loss and other credit carryforwards          2,065      2,558
   Depreciation and amortization                                587         --
   Deferred tax items related to international operations        --        320
   Allowance for doubtful accounts                              183        297
                                                           ________    _______
 Total deferred tax assets                                 $ 15,180  $  14,373
                                                           ________    _______
  Deferred tax liabilities:
   Deferred tax items related to international operations      207      1,137
   Leased assets and depreciation                               --        640
   Unrealized gain on marketable securities                     --        523
   Other                                                        94        374
                                                            ______    _______

      Total deferred tax liabilities                           301      2,674
                                                            ______    _______

      Net deferred tax asset                              $ 14,879  $  11,699
                                                            ======    =======

     Based upon the Company's current and historical pretax earnings, adjusted for significant deductions available from the exercise of nonqualified stock options, management believes that it is more likely than not that the Company will generate sufficient U.S. taxable income to fully realize the benefits of its recorded deferred tax assets.

     Undistributed earnings of international consolidated subsidiaries for which no deferred income tax provision has been made for possible future remittances totaled approximately $11 million at December 31, 1996. Substantially all of this amount represents earnings reinvested as part of the Company's ongoing business. It is not practical to estimate the amount of U.S. taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.
The Company estimates withholding taxes of approximately $1.0 million would be payable upon remittance of those earnings. At December 31, 1996, the Company had U.S. Federal net operating loss carryforwards of approximately $1.7 million which will expire in 2004.

     The difference between the Company's income tax expense (benefit) as reported in the accompanying consolidated financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income, less minority interest, is as follows:


                                             (in thousands)
                                     For The Years Ended December 31,
                                   ________________________________
                                          1994        1995      1996
                                        ________    ________   _______

     Expected Federal income taxes      $  1,857    $(6,816)   $ 7,166
     State taxes, net of Federal effects    (695)        93        (40)
     Amortization                             57         18        266
     Impact of foreign operations            225          4        438
     Merger related costs                     --          --     2,257
     Other                                    82        108        134
                                        ________    ________   _______
        Total                           $  1,526    $(6,593)   $10,221
                                        ========    ========   =======


8. LEASE OBLIGATIONS:

     The Company is obligated under various capital leases for property and certain equipment that expire at various dates during the next four years. Capitalized leased equipment included in property and equipment was approximately $2.4 million and $7.3 million at December 31, 1995 and 1996, respectively, net of accumulated amortization.

     The Company also leases property and certain equipment under noncancelable operating lease arrangements which expire at various dates through 2004. Rent expense was approximately $2.9 million, $3.8 million, $6.7 million for the years ended December 31, 1994, 1995 and 1996, respectively. Certain leases of real property provide options to extend the lease terms.

     Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1996 are as follows:


                                           (in thousands)
                                        CAPITAL    OPERATING
                                        LEASES       LEASES
                                       _________   _________
    Year ending December 31,
       1997                              $ 3,168     $ 10,690
       1998                                2,385        9,707
       1999                                1,107        8,719
       2000                                   60        6,647
       2001 and thereafter                     -        7,621
                                       _________    _________
                                           6,720    $  43,384
                                                    =========
 Less amount representing interest           547
                                       _________
    Present value of net minimum
    lease obligations                    $ 6,173
                                       =========

9.   STOCK OPTION PLANS:

     The Company has four stock plans, all approved by shareholders in 1995, described as follows:

    a) STOCK PLAN FOR REPLACEMENT OF EXISTING OPTIONS ("REPLACEMENT PLAN"). Under this plan, options for 4,541,780 shares were granted, with an option price of $.0025 per share, as replacements for 3,110,000 options outstanding at December 31,1994.


     b) STOCK OPTION PLAN ("EEB REPLACEMENT PLAN"). Under this plan, options for 7,381,720 shares were granted in 1995, with an option price of $.0025 per share, as replacements for the Company's employee equity benefit plan ("EEB Plan").The EEB Plan had 12,655,500 units outstanding with base values ranging from $.85 to $1.71. With respect to both the Replacement Plan and the EEB Replacement Plan, the following applies:
         Options are exercisable in five equal annual installments from January 1996 to May 2000. The Company recorded these options at the estimated fair value at date of grant ($2.91), with a corresponding charge to special compensation expense totaling $34.6 million. All options granted were vested as of the date of grant. No further options will be granted under these plans.

     c) 1995 EMPLOYEE STOCK OPTION PLAN ("1995 PLAN"). The 1995 Plan provided for the granting of options to purchase up to an aggregate of 2,800,000 shares. Shareholders authorized an additional 7,000,000 shares in 1996. Options granted may be either nonqualified or incentive stock options. Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31,1996, there were approximately 3,600,000 shares available for issuance pursuant to future grants under the 1995 Plan.


     d) 1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN ("DIRECTORS PLAN"). The Directors' Plan provides for automatic grants of nonqualified options to each independent director of the Company. Each independent director will be granted nonqualified options to purchase 4,000 shares of common stock upon first being elected to the Board of Directors and on each anniversary thereof. The exercise price for all Nonqualified Options will equal the fair market value of the common stock on the date of grant. The options vest one year after the date of grant. At December 31, 1996, there were 88,000 shares available for issuance pursuant to future grants under the Directors' Plan.

      Additional information as to shares subject to options is as follows:

                                                 WEIGHTED-AVERAGE
                                      NUMBER OF   EXERCISE PRICE
                                       OPTIONS      PER OPTION
                                     __________     __________

   Balance January 1,1995                     -               -
      Granted                        12,539,500        $    .29
      Exercised                               -               -
      Canceled                                -               -
                                     __________     ___________

   Balance December 31,1995          12,539,500        $    .29
      Granted                         5,608,462          $15.39
      Exercised                      (1,719,642)        $   .05
      Canceled                         ( 50,908)         $15.75
                                    ___________    ____________

   Balance December 31,1996          16,377,412         $  5.44
                                     ==========    ============

   Exercisable at December 31,1996      809,058         $  1.01
                                     ==========    ============


     The following table summarizes information about stock options outstanding at December 31, 1996.

                   Options Outstanding                   Options Exercisable
                  _____________________               _______________________
                              Weighted-
                Number        Average        Weighted-               Weighted
   Range of     Outstanding   Remaining      Average    Exercisable  Average
   Exercise     at 12/31/96   Contractual    Exercise   at 12/31/96  Exercise
   Prices                     Life           Price                  Price
 ___________________________________________________  _________________________
   $.0025         10,209,458    3.41      $.0025      670,658       $.0025
   $ 4.39 - $8.72    716,000    4.20      $ 6.28      136,000      $  5.74
   $10.75 - $19.50 5,451,954    9.02      $15.50        2,400       $15.75


     The per share weighted-average fair value of stock options granted during 1995 and 1996 was $2.16 and $7.84, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, expected volatility factor 30%, risk free interest rate of 5.82% and 6.48% in 1995 and 1996, respectively, and an expected life of 5 years and 8.62 years in 1995 and 1996, respectively.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) would have been reduced to the pro forma amounts indicated below:

                                   (in thousands, except per share data)
                                      For The Years Ended December 31,
                                      ________________________________
                                                1995        1996
                                              _________    _______
       Net income (loss):       As Reported   $(13,453)    $10,857
                                Pro Forma      (13,493)     10,186

       Income (loss) per share: As Reported   $  (0.29)    $  0.16
                                Pro Forma        (0.29)       0.15


     In June 1995, NAFS entered into an agreement with one employee whereby the Company committed to grant options amounting to 2% of the common stock of NAFS to the employee in connection with his initial employment contract. In May 1996, NAFS fulfilled this commitment by issuing the options and recording compensation expense, which has been classified as selling, general, and administrative expense, of approximately $0.6 million.


10.  RELATED PARTY TRANSACTIONS:

     The Company leases certain property from related parties. Total rent payments to related parties were $0.3, $0.3, and $0.1 million in the years ended December 31, 1994, 1995, and 1996, respectively. The Company purchased this property in 1996 for $1.5 million.

     For the year ended December 1996, the Company purchased approximately $1.0 million of computer equipment from a company of which a Director is the Chief Executive Officer and President. In addition, the Company utilized approximately $0.2 million of legal services from a firm of which a Director is the managing partner.

    For the period of December 1994 to June 30, 1996, a common shareholder of NAFS held 30,000 shares of Series A redeemable preference shares in the amount of $0.3 million and earning dividends at a rate of 10% per annum, payable quarterly. Each share of preference stock was convertible into shares of NAFS common stock and was converted to common stock prior to the merger of SITEL and NAFS. The same NAFS common shareholder held an installment note payable of $0.5 million, bearing interest at 10%, and secured by the assets subordinate to the bank debt for the period of December 1994 to June 30, 1996. The debt included contingent warrants that allowed for the issuance of stock to purchase a percentage of the Company's outstanding common stock contingent upon the number of months required to repay the note payable. In connection with the merger of SITEL and NAFS, the note payable was repaid and the contingent warrants were canceled.


     In February 1995, the Company forgave $0.5 million of loans receivable and accrued interest from two stockholders. This charge has been included in selling, general, and administrative expenses.

11.  BENEFIT PLANS:

     The Company's 401(k) plan, formed in January 1994, covers substantially all employees who are 18 years of age with 60 days or more of service. Participants may elect to contribute 1% to 15% of compensation. The Company may elect to make a year end contribution to the 401(k) plan. Company contributions to the plan were $50,000 in 1996. No contributions were made in 1994 and 1995.

    Effective May 15, 1994, the Company adopted a deferred compensation plan for certain executive employees, who elect to contribute to the Plan. The Company may voluntarily match all or a portion of the participants' contributions. Participants are 100% vested in their contributions and the Company's contributions vest over a 15-year period. The Company made contributions to the plan of $0.3 million for the year ended December 31, 1994. No contributions were made to the plan in 1995 and 1996. The Company's contributions are recognized as expense as the benefits vest.

12.  SEGMENT  DATA:

    The Company's operations are primarily conducted in one business segment. A summary of the Company's operations by geographic area follows.

                                         (in thousands)
                                For The Years Ended December 31,
                               ________________________________
                                 1994         1995        1996
                               ________     ________    ________

    REVENUE:

       North America             $86,855    $128,875    $184,366
       Europe                     29,902      58,340     128,384
                                ________   _________    ________

                                $116,757    $187,215    $312,750
                                ========   =========    ========

    OPERATING INCOME (LOSS):

       North America              $3,581    $(23,872)    $14,455

       Europe                      1,654       5,672      13,883
                                ________   _________    ________

                                 $ 5,235    $(18,200)    $28,338
                                ========   ==========   ========

    IDENTIFIABLE ASSETS:

       North America             $29,985     $69,421     $96,440

       Europe                     18,192      31,539     115,244
                                ________   _________    ________

                                 $48,177    $100,960    $211,684
                                ========   =========    ========


13.  CONTINGENCIES:

     From time to time, the Copmpany is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to a materially adverse effect on the Company's results of operations, financial condition, or cash flows, if decided adversely to the Company.

                      INDEPENDENT AUDITORS' REPORT ON THE
                          FINANCIAL STATEMENT SCHEDULE





The Board of Directors
SITEL Corporation:

The audits referred to in our report dated April 4, 1997 included the related financial statement schedule as of December 31, 1996, and for each of the years in the three-year period ended December 31, 1996 included herein and incorporated by reference in the registration statement (No. 333-13403) filed on Form S-3, registration statement (No. 033-99434) filed on Form S-8 and registration statement (No. 333-19069) filed on Form S-8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Omaha, Nebraska                                          KPMG Peat Marwick LLP
April 4, 1997

                       SITEL CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)



                                                        ACCOUNTS
                                  BEGINNING  BAD DEBT  CHARGED TO    ENDING
  DESCRIPTION                      BALANCE   EXPENSE    ALLOWANCE    BALANCE
  ___________                     _________  _________ ____________  ________

  Allowance for doubtful accounts
    for trade receivables
    Year ended December 31, 1994       $505       509          168       $846


  Allowance for doubtful accounts
    for trade receivables
    Year ended December 31, 1995       $846       422          331       $937


  Allowance for doubtful accounts
    for trade receivables
    Year ended December 31, 1996       $937     2,845          594     $3,188