Form 10-Q
period 1997-03-31
SITEL CORP
filed 1997-05-13
CIK 943820

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

                [X]    Quarterly Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934.

                   For the quarterly period ended March  31, 1997

                                        or

               [ ]  Transition Report Pursuant to Section  13 or 15(d) of the
                     Securities Exchange Act of 1934.

                    For the transition period _____ to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90  days.  YES   X   NO
                                                 ___     ___

      As of May 8, 1997, the Company had 61,820,085 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
_______________________________

Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets....................    1

              Consolidated Condensed Statements of Income..............    2

              Consolidated Condensed Statements of Cash Flows..........    3

              Notes to Consolidated Condensed Financial Statements.....    4



Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition....................................    6



PART II - OTHER INFORMATION
___________________________

Item 2.  Changes in Securities..........................................   9

Item 6.  Exhibits and Reports on Form 8-K...............................   9

Signature...............................................................  10

                       SITEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED  BALANCE SHEETS
                      December 31, 1996 and March 31, 1997
                    (dollars in thousands, except share data)

                                     ASSETS                      December 31,     March 31,

                                                                    1996             1997
                                                                 ____________   ___________
Current assets:                                                                 (UNAUDITED)

     Cash and cash equivalents .................................  $     25,710     $  8,147
     Trade accounts receivable (net of allowance for doubtful
       accounts of $ 3,188and $ 3,645, respectively)............        65,477       86,570
     Marketable securities .....................................         1,740        1,525
     Prepaid expenses ..........................................         3,007        4,231
     Other assets ..............................................         2,907        4,704
     Deferred income taxes .....................................           512          521
                                                                     _________    _________
                    Total current assets .......................        99,353      105,698
Property and equipment, net ....................................        59,109       77,811
Deferred income taxes ..........................................        11,187       11,385
Goodwill, net...................................................        40,110       73,504
Other assets....................................................         1,925        2,491
                                                                     _________    _________
                    Total assets ............................... $     211,684 $    270,889
                                                                     =========    =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable - bank........................................     $   3,638 $     23,751
     Current portion of long-term debt..........................           759        1,063
     Current portion of  capitalized lease obligations..........         3,032        3,250
     Trade accounts payable.....................................        18,775       20,011
     Income taxes payable.......................................         3,815        4,393
     Accrued compensation.......................................        14,812       12,723
     Accrued operating expenses.................................         9,026       11,975
     Deferred revenue................................ ..........         7,632        5,183
     Customer deposits and other................................         1,028           92
                                                                     _________    _________
                    Total current liabilities...................        62,517       82,441
                                                                     _________    _________
Long-term debt, excluding current portion.......................         1,720       15,883
Capitalized lease obligations, excluding current portion........         3,141        4,245
Purchase price payable..........................................        15,928       14,561
Deferred compensation ..........................................         1,461        1,568

Minority interest...............................................           192          203

Stockholders' equity:
     Common stock, voting, $.001 par value, 200,000,000 shares
       authorized,58,875,660  and 60,894,746 shares issued and
       outstanding, respectively................................            59           61
     Paid-in capital............................................       117,736      141,291
     Currency exchange adjustment...............................         1,311       (3,294)
     Unrealized gain on marketable securities...................         1,017          874
     Retained earnings..........................................         6,602       13,056
                                                                      ________    _________
                    Total stockholders' equity..................       126,725      151,988
                                                                      ________    _________
                    Total liabilities and stockholders' equity..   $   211,684 $    270,889
                                                                      ========    =========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                               SITEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                          (unaudited)

                                                  For The Three Months Ended
                                                March 31, 1996  March 31, 1997
                                                ______________  ______________
(in thousands, except per share data)

Revenues.....................................  $        59,519 $      104,260
                                                ______________  ______________
Operating expenses:
     Cost of services........................           31,593         56,357
 Selling, general and administrative
    expenses.................................           22,010         37,242
                                                ______________  ______________
                    Total operating expense..           53,603         93,599

                    Operating income.........            5,916         10,661

Other income (expense):
     Interest income (expense), net..........              101           (534)
                                                 _____________  ______________
Income before income taxes and minority interest         6,017         10,127

Income tax expense...........................            2,211          3,643

Minority interest ...........................               --             30
                                                 _____________  ______________
Net income ..................................     $      3,806   $      6,454
                                                 =============  ==============
Per share amounts:
     Earnings per common and common
          equivalents share..................     $       0.06   $       0.10
                                                 =============  ==============
Weighted average common and common
     equivalent shares outstanding...........           64,262         67,649
                                                 =============  ==============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                        SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     For Three Months Ended
(dollars in thousands)                                March 31,    March 31,
                                                        1996         1997
                                                     _________    _________
Net cash used by operating activities (including
  effect of depreciation and amortization of
  $1,479 and $4,881, respectively)..............  $   (3,634)     $ (13,005)
                                                     _________    _________
Cash flows from investing activities:
     Purchases of property and equipment........      (7,312)       (18,692)
     Acquisition of businesses, net of cash
     acquired...................................      (4,216)       (20,666)
     Investments in marketable securities.......     (34,203)             --
     Sale of marketable securities..............       3,000              --
     Advances on loans receivable from related
     parties....................................         (78)             --
     Changes in other assets....................         (30)            108
                                                     _________    __________
          Net cash used in investing activities.     (42,839)        (39,250)
                                                     _________    __________
 Cash flows from financing activities:
     Borrowings on note payable.................       9,390          28,862
     Repayments of note payable.................      (5,138)         (9,291)
     Borrowings on long-term debt and
     capitalized lease obligations..............          --          14,574
     Repayment of long-term debt and capitalized
     lease obligations..........................        (458)            (27)
     State incentive credits received...........          --             900
     Common stock issued for option exercises and
       in public offering, net of expenses......      42,241             200
                                                     __________   __________
          Net cash provided by financing
            activities..........................      46,035          35,218
                                                     __________   __________

Effect of exchange rates on cash................           9            (526)
                                                     __________   __________
          Net decrease in cash..................        (429)        (17,563)
Cash and cash equivalents, beginning of period..       4,531          25,710
                                                     __________   ___________
Cash and cash equivalents, end of period........   $   4,102        $  8,147
                                                     ==========   ===========

Supplemental schedule of non-cash financing and investing activities:
_____________________________________________________________________
In the first quarter of 1997, the Company issued approximately 1,298,000 shares of the Company's common stock in connection with acquisitions.

The accompanying notes are an integral part of the consolidated condensed financial statements.

                     SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS


1.   BASIS OF PRESENTATION:

The consolidated condensed balance sheet of SITEL Corporation and Subsidiaries (the "Company") at December 31, 1996 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Such adjustments consist only of normal recurring items. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1996.

2.   EARNINGS PER SHARE:

Earnings per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding:

                                  Three Months Ended
                                  3/31/96   3/31/97
                                  _______   _______
                                   (in thousands)
        Common stock               55,446    59,764
        Common stock equivalents-
             stock options          8,816     7,885
                                  _______   _______
                                   64,262    67,649
                                  =======   =======

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 revises the calculation and presentation provisions of Accounting Principles Board Opinion No. 15 ("APB 15") and related interpretations. SFAS 128, which will require retroactive application, is effective for the Company's year ended December 31, 1997. While the Company has not determined the full effect of adopting SFAS 128, it believes that the adoption will not have a significant effect on its reported earnings per share, except that the presentation of basic earnings per share, calculated in accordance with SFAS 128, will be greater than the previously reported "Earnings per common and common equivalent share," calculated in accordance with APB 15 and related interpretations. The Company also believes that diluted earnings per share, calculated in accordance with SFAS 128, will be similar to the previously reported "Earnings per common and common equivalent share," calculated in accordance with APB 15 and related interpretations.

3.  ACQUISITIONS:

In January 1997, the Company acquired all of the outstanding capital stock of Telebusiness Holdings, a systems integration company based in Australia and New Zealand. In February 1997, the Company acquired substantially all of the assets of Exton Technology Group, a teleservicing technical support company based in Madison, Wisconsin. In March 1997, the Company acquired all of the outstanding stock of Levita Group Pty Ltd., an Australian based teleservicing company, and all of the outstanding stock of L&R Group Limited, a United Kingdom based teleservicing consulting firm.

                     SITEL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS


3.  ACQUISITIONS (continued):

The total cost of these acquisitions was approximately $40 million, subject to certain adjustments and excluding transaction costs and liabilities assumed. Included in the total cost was the issuance of approximately 1.3 million shares of the Company's common stock valued at approximately $19 million.

These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated condensed financial statements since the dates of acquisition. The initial purchase price allocations for the acquisitions are based on current estimates and the Company will make the final purchase price allocations based upon final values for certain assets and liabilities. The total purchase price in excess of the fair market value of the net assets acquired was recorded as goodwill and is being amortized over 25 years.

The following pro forma information shows the results of the Company as though the acquisitions described earlier occurred as of the beginning of each period presented. These results include certain adjustments consistent with the Company's policy related to amortization of intangible assets. These results are not necessarily indicative of the results that actually would have been obtained if the acquisitions had been in effect at the beginning of each period or which may be attained in the future.

                                             Three Months Ended
                                            3/31/96      3/31/97
                                            _______      _______
             Revenue                        $66,714     $108,474
             Net Income                    $  3,983    $   5,780
             Earnings Per Common and
                and Common Equivalents Share  $0.06        $0.08


4.  INCOME TAXES:

The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory Federal income tax rate of 34% on income is primarily due to non-deductible business acquisition expenses and state income taxes.

5.  LONG TERM DEBT AND NOTES PAYABLE:

In connection with an acquisition during the first quarter of 1997, the Company borrowed $14.3 million from a financial institution. The note, which is due in February 1999, requires quarterly interest payments at a variable rate (7.75% at March 31, 1997). The note is collateralized by accounts receivable, equipment and other assets, and contains financial covenants including, among others, minimum levels of working capital, net worth and tangible net worth.

In addition, during the first quarter of 1997, the Company increased the maximum borrowings under its domestic revolving credit agreements to $29 million. At March 31, 1997, the total amount outstanding under all of its credit agreements, including several international lines of credit, was approximately $23.8 million.

               SITEL CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Results of Operation and
         ________________________________________________________________
         Financial Condition.
         ____________________


Overview
_________

SITEL Corporation and subsidiaries (the "Company") are engaged in inbound, outbound, and interactive teleservicing activities, servicing the insurance, financial services, telecommunication, media and entertainment, technology, utilities, consumer, automotive, and travel industries. Operations are primarily located in North America and Europe.

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. All amounts are in thousands.
                                   Three Months Ended March 31,
                                       1996             1997
                                  _____________  ________________

Revenues....................... $ 59,519 100.0% $ 104,260  100.0%
                                  _____________  ________________
Operating expenses:
  Cost of services.............    31,593 53.1%    56,357   54.1%
  Selling, general, and
   administrative expenses.....    22,010 37.0%    37,242   35.7%
                                  _____________   ________________
    Total operating expenses...    53,603 90.1%    93,599   89.8%
                                  _____________   ________________

    Operating income...........     5,916  9.9%    10,661   10.2%
    Interest income (expense),
     net.......................     101    0.2%    (534)   (0.5)%
                                  _____________   ________________

    Income before income taxes
    and minority interest.....     6,017  10.1%    10,127   9.7%
    Income tax expense........     2,211   3.7%     3,643   3.5%

    Minority interest.........        --     --        30   0.0%
                                  _____________   ________________

    Net income................   $ 3,806   6.4%   $ 6,454   6.2%
                                  =============   ================

Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996
_______________________________________________________________________
REVENUES:
_________

Revenues increased $44.7 million, or 75%, to $104.3 million in the three months ended March 31, 1997 from $59.5 million in the three months ended March 31, 1996. Of this increase, $15.0 million was attributable to services initiated for new clients, $16.3 million was attributable to increased revenues from existing clients and $13.5 million was attributable to revenues from businesses acquired since March 31, 1996 under the purchase method of accounting, primarily in Spain. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

                       SITEL CORPORATION AND SUBSIDIARIES


COST OF SERVICES:
_________________

Cost of services increased $24.8 million, or 78%, to $56.4 million in the three months ended March 31, 1997 from $31.6 million in the three months ended March 31, 1996. As a percentage of revenues, cost of services increased to 54.1% in the first quarter of 1997 from 53.1% in the first quarter of 1996. This increase was primarily attributable to the Company's Spanish operations which implemented a new compensation plan in 1997. This plan also has the corresponding effect of decreasing selling, general and administrative expenses in Spain. Cost of services represents labor and telephone expenses directly related to teleservicing activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
_____________________________________________

Selling, general and administrative expenses increased $15.2 million, or 69%, to $37.2 million in the three months ended March 31, 1997 from $22.0 million in the three months ended March 31, 1996. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses decreased to 35.7% in the first quarter of 1997 from 37.0% in the first quarter of 1996. This decrease was primarily attributable to increased revenues without a commensurate increase in expenses and lower compensation expenses related to discretionary performance bonuses. These factors were partially offset by start up costs in the Company's new industry efforts in North America and the expansion to the Asia Pacific region. Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, facilities expenses, depreciation and maintenance, amortization, sales and marketing activities, and client support services.

OPERATING INCOME:
_________________

Operating income increased $4.7 million, or 80%, to $10.7 million in the three months ended March 31, 1997 from $5.9 million in the three months ended March 31, 1996. The increase is primarily attributable to the increase in revenues noted earlier, partially offset by the increased expenses attributable to those revenues. As a percentage of revenues, operating income increased to 10.2% in the first quarter of 1997 from 9.9% in the first quarter of 1996. This increase was primarily the result of the decrease in selling, general and administrative expenses as a percentage of revenue in the first quarter of 1997.

INTEREST INCOME (EXPENSE), NET:
_______________________________

Interest income (expense), net, decreased to $(0.5) of interest expense in the three months ended March 31, 1997 from $0.1 million of interest income in the three months ended March 31, 1996. This decrease is primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

INCOME TAX EXPENSE:
___________________

Income tax expense increased to $3.6 million in the three months ended March 31, 1997 from $2.2 million in the three months ended March 31, 1996. This increase is primarily attributable to the increase in operating income noted earlier.

                       SITEL CORPORATION AND SUBSIDIARIES


NET INCOME:
___________

Net income increased $2.6 million, or 70%, to $6.5 million in the three months ended March 31, 1997 from $3.8 million in the three months ended March 31, 1996. The increase is primarily due to the increase in revenues in the first quarter of 1997 compared to the first quarter of 1996, offset by increased operating expenses, interest expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES:
________________________________

Cash used by operating activities was approximately $13.0 million during the first quarter of 1997. This use of cash was primarily the result of an increase in accounts receivable partially offset by net income and increases in other liabilities. Cash used by investing activities in the first quarter of 1997 of approximately $39.3 million was primarily related to capital expenditures and acquisitions of businesses. Cash provided by financing activities for the first quarter of 1997 of approximately $35.2 million primarily related to borrowings on the Company's available lines of credit and a $14.3 million note payable related to an acquisition. The Company believes that funds generated from operations, existing cash, and existing lines of credit will be sufficient to finance its current operations, planned capital expenditure requirements and internal growth. Future acquisitions, if any, may require additional debt or equity financing.

QUARTERLY RESULTS AND SEASONALITY:
__________________________________

The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' teleservicing campaigns and the commencement of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. While the effects of seasonality on the Company's business often are offset by the addition of new clients or new programs for existing clients, the Company's business tends to be slower in August and December. August is affected by reduced teleservicing activities in Europe and December is affected by reduced teleservicing activities during the holiday season.

EFFECTS OF INFLATION:
_____________________

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

FORWARD-LOOKING STATEMENTS:
___________________________

From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and the Company's operating plans. These statements are also inherently subject to risks and uncertainties, including without limitation the risks described in the Company's periodic reports and other filings with the Securities and Exchange Commission. Because of the risks and uncertainties, events and results could turn out to be significantly different from what the Company had expected.

                       SITEL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.


        (c)Sales of Equity Securities Under Exemptions Other Than Regulation S.

      On March 4, 1997, in connection with the acquisition of all of the outstanding shares of Levita Group Pty Limited ("Levita"), a New South Wales corporation, by an affiliated company of the registrant, the registrant issued 683,687 shares of its Common Stock to the owners of Levita in satisfaction of A$17,380,000 (Australian dollars) of the acquisition price. The issued shares were sold outside the United States in reliance on multiple exemptions from registration, including without limitation Section 4(2) of the Securities Act of 1933.

      On March 18, 1997, in connection with the acquisition of all of the outstanding shares of the L & R Group Limited ("L&R"), a United Kingdom corporation, by an affiliated company of the registrant, the registrant issued 78,510 shares of its Common Stock to the owners of L&R in satisfaction of UK$863,671 (pounds) of the acquisition price. The issued shares were sold outside the United States in reliance on multiple exemptions from registration, including without limitation Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

            2.3(c) Amendment to Agreement and Plan of Reorganization,
                   Registration Rights Agreement, and Escrow Agreement (NAFS)

            2.4(f) Amendment No. 3 to Share Purchase Agreement (Mitre)

            2.4(g) Amendment No. 1 to Escrow Agreement (Mitre)

            2.4(h) Amendment No. 1 to Registration Rights Agreement (Mitre)

           27      Financial Data Schedule


 (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

          1)   The Company filed a Form 8-K on January 31, 1997 reporting, under
            Item 5, certain officer appointments and, under Item 9, the issuance of shares in connection with the acquisition of B's Telemarketing Limited.

          2)   The Company filed a Form 8-K on February 6, 1997 reporting, under
            Item 4, a change in the Company's certifying accountant and, under
            Item 8, a change in fiscal year.

          3) The Company filed a Form 8-K on February 12, 1997 reporting, under Item 9, the issuance of shares in connection with the acquisition of Telebusiness New Zealand Limited.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 1997          SITEL Corporation
                             By:  /s/ Michael P. May
                             _______________________
                             Michael P. May
                             Chief Executive Officer

                             By:  /s/ Barry S. Major
                             _______________________
                             Barry S. Major
                             Executive Vice-President and Chief Financial
                             Officer
                            (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES




     Exhibits Index:

          2.3(c) Amendment to Agreement and Plan of Reorganization, Registration Rights Agreement, and Escrow Agreement
                        (NAFS)

          2.4(f)        Amendment No. 3 to Share Purchase Agreement (Mitre)

          2.4(g)        Amendment No. 1 to Escrow Agreement (Mitre)

          2.4(h)        Amendment No. 1 to Registration Rights Agreement (Mitre)

         27             Financial Data Schedule