Form 10-Q
period 1997-06-30
SITEL CORP
filed 1997-08-13
CIK 943820

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-Q
                [X]    Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997


                                        or
            [  ]  Transition Report Pursuant to Section  13 or 15(d)
                     of the Securities Exchange Act of 1934.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90  days.  YES   X   NO
                                             _____     _____

     As of August 6, 1997, the Company had 62,436,308 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES
                       __________________________________



PART I - FINANCIAL INFORMATION
         _____________________

Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets....................   1

          Consolidated Condensed Statements of Income..............   2

          Consolidated Condensed Statements of Cash Flows..........   3

          Notes to Consolidated Condensed Financial Statements.....   4


Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition......................   7

PART II - OTHER INFORMATION
          _________________

Item 2.  Changes in Securities....................................   12

Item 4. Submission of Matters to a Vote of Security Holders.......   12

Item 6.  Exhibits and Reports on Form 8-K.........................   13

Signature.........................................................   14


                       SITEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED  BALANCE SHEETS
                       DECEMBER 31, 1996 AND JUNE 30, 1997
                    (dollars in thousands, except share data)
                                    ASSETS                           December 31,    June 30,
                                                                        1996         1997
                                                                     ___________   _________
Current assets:                                                                   (unaudited)
     Cash and cash  equivalents.................................   $    25,710   $     6,297
     Trade accounts receivable (net of allowance for doubtful
       accounts of $ 3,188 and $3,736,respectively).............        65,477        95,689
     Marketable securities......................................         1,740         1,085
     Prepaid expenses...........................................         3,007         5,643
     Other assets...............................................         2,907         2,362
     Deferred income taxes......................................           512         1,847
                                                                     ___________   _________
                    Total current assets........................        99,353       112,923
Property and equipment, net.....................................        59,109        95,519
Deferred income taxes...........................................        11,187        11,477
Goodwill, net...................................................        40,110        86,901
Other assets....................................................         1,925         7,419
                                                                     ___________   _________
                    Total assets................................    $   211,684   $  314,239
                                                                     ===========   =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable-bank..........................................   $    3,638    $   10,750
     Current portion of long-term debt..........................           759        1,673
     Current portion of  capitalized lease obligations..........         3,032        3,844
     Trade accounts payable.....................................        18,775       20,733
     Income taxes payable.......................................         3,815        7,166
     Accrued compensation.......................................        14,812       18,891
     Accrued operating expenses.................................         9,026       11,947
     Deferred revenue and other.................................         8,660        6,782
     Purchase price payable.....................................            --       14,588
                                                                     ___________   _________
                    Total current liabilities...................        62,517       96,374
                                                                     ___________   _________
Long-term debt, excluding current portion.......................         1,720       41,280
Capitalized lease obligations, excluding current portion........         3,141        5,318
Purchase price payable..........................................        15,928           --
Deferred compensation...........................................         1,461        1,654

Minority interest...............................................           192          168

Stockholders' equity:
     Common stock, voting, $.001 par value, 200,000,000
       shares authorized, 58,875,660  and 62,328,552 shares
       issued and outstanding, respectively.....................            59           62
     Paid-in capital............................................       117,736      151,845
     Currency exchange adjustment...............................         1,311       (2,559)
     Unrealized gain on marketable securities, net of taxes.....         1,017          435
     Retained earnings..........................................         6,602       19,662
                                                                     ___________   ________
                    Total stockholders' equity..................       126,725      169,445
                                                                     ___________   ________

                    Total liabilities and stockholders'equity...   $   211,684   $  314,239
                                                                     ===========   ========

The accompanying notes are an integral part of the consolidatedcondensed financial statements.

                                  SITEL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                              (unaudited)



                                                        For The Three Months Ended           For The Six Months Ended
                                                      June 30, 1996     June 30, 1997      June 30, 1996   June 30, 1997
                                                      _____________     _____________      _____________   _____________
(in thousands, except per share data)
Revenues........................................     $       69,266    $      125,267     $      128,785  $      229,527
                                                      _____________     _____________      _____________   _____________
Operating expenses:
      Cost of services..........................             36,746            67,105             68,339         123,462
      Selling, general and administrative
           expenses.............................             27,267            46,301             49,277          83,543
                                                      _____________     _____________      _____________   _____________
                     Total operating expense....             64,013           113,406            117,616         207,005
                                                      _____________     _____________      _____________   _____________
                     Operating income...........              5,253            11,861             11,169          22,522
Other income (expense):
      Interest income (expense), net............                 25            (1,153)               126          (1,687)
      Transaction related expense...............               (666)               --               (666)             --
      Other expense.............................                 --               (61)                --             (61)
                                                      _____________     _____________      _____________   _____________
Income before income taxes
    and minority interest.......................              4,612            10,647             10,629          20,774

Income tax expense..............................              2,271             3,995              4,482           7,638

Minority interest. .............................                 18                46                  18             76
                                                      _____________     _____________      _____________   _____________

Net income......................................     $        2,323    $        6,606     $        6,129  $       13,060
                                                      =============     =============      =============   =============

Per share amounts:
      Earnings per common and common
         equivalents share......................     $         0.03    $         0.10     $         0.09  $         0.19
                                                      =============     =============      =============   =============
Weighted average common and common
      equivalent shares outstanding.............             66,406            68,769             65,334          68,212
                                                      =============     =============      =============   =============
The accompanying notes are an integral part of the consolidated condensed financial statements.

                             SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                                                                 For Six Months Ended
(dollars in thousands)                                                     June 30, 1996    June 30, 1997
                                                                           ______________   _____________
Net income............................................................    $         6,129  $       13,060
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.......................................              4,729          12,450
  Change in assets and liabilities:
    Trade accounts receivable.........................................            (19,208)        (28,706)
    Other assets......................................................              1,722          (4,042)
    Trade accounts payable............................................              3,955           2,048
    Other liabilities.................................................              7,880           8,337
                                                                           ______________   _____________
         Net cash provided by operating activities....................              5,207           3,147
                                                                           ______________   _____________
Cash flows from investing activities:
     Purchases of property and equipment..............................           (10,682)         (42,533)
     Acquisition of businesses, net of cash acquired..................           (27,936)         (28,866)
     Investments in marketable securities.............................           (63,793)              --
     Sale of marketable securities....................................             59,537              --
     Changes in other assets, net.....................................              (157)            (120)
                                                                           ______________   _____________
                           Net cash used in investing activities......           (43,031)         (71,519)
                                                                           ______________   _____________
Cash flows from financing activities:
     Borrowings on note payable.......................................              9,489          75,577
     Repayments of note payable ......................................            (7,879)         (43,763)
     Borrowings on long-term debt.....................................                228          18,411
     Repayment of long-term debt and capitalized lease obligations....              (143)            (620)
     State incentive credits received.................................                 --             900
     Common stock issued for option exercises and in
            public offering, net of expenses..........................             42,242                         227
                                                                           ______________   _____________
                           Net cash provided by financing activities..             43,937          50,732
                                                                           ______________   _____________
Effect of exchange rates on cash......................................                 88          (1,773)
                                                                           ______________   _____________
                           Net increase (decrease) in cash............              6,201         (19,413)
Cash and cash equivalents, beginning of period........................              4,531          25,710
                                                                           ______________   _____________
Cash and cash equivalents, end of period..............................    $        10,732  $        6,297
                                                                           ==============   =============
Supplemental schedule of non-cash financing and investing activities:
In the first six months of 1997, the Company issued approximately 2,100,000 shares of the Company's common stock in connection with acquisitions.

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

Where appropriate, items within the consolidated financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

2.  EARNINGS PER SHARE:

Earnings per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding:


                         Three Months Ended      Six Months Ended
                         6/30/96   6/30/97      6/30/96    6/30/97
                         _______   _______      _______    _______
                           (in thousands)         (in thousands)
        Common stock      58,290     61,520      56,868     60,644
        Common stock
        equivalents-
        stock options      8,116      7,249       8,466      7,568
                          ______     ______      ______     ______
                          66,406     68,769      65,334     68,212
                          ======     ======      ======     ======

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

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS


3.  ACQUISITIONS:

During the periods covered by this report the Company completed several acquisitions. In January 1997, the Company acquired all of the outstanding capital stock of Telebusiness Holdings, a systems integration company based in Australia and New Zealand. In February 1997, the Company acquired substantially all of the assets of Exton Technology Group, a teleservicing technical support company based in Madison, Wisconsin. In March 1997, the Company acquired all of the outstanding stock of Levita Group Pty Ltd., an Australian based teleservicing company, and all of the outstanding stock of L&R Group Limited, a United Kingdom based teleservicing consulting firm. In May 1997, the Company acquired all of the outstanding stock of Support Systems Developers, Inc., a teleservices technical support company based in Vienna, Virginia.

The total cost of these acquisitions was approximately $55 million, subject to certain adjustments and excluding transaction costs and liabilities assumed. Included in the total cost was the issuance of approximately 2.1 million shares of the Company's common stock valued at approximately $27 million.

In June 1996, the Company had also acquired Teleaction, S.A., a Spanish teleservicing company.

These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated condensed financial statements since the dates of acquisition. The initial purchase price allocations for the acquisitions are based on current estimates and the Company will make the final purchase price allocations based upon the final values for certain assets and liabilities. The total purchase price in excess of the fair market value of the net assets acquired was recorded as goodwill and is being amortized on a straight line basis over 25 years.

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

                                             Six Months Ended
                                  (in thousands, except per share data)
                                             6/30/96    6/30/97
                                           __________  _________
           Revenue                        $   160,673 $  236,003
           Net Income                     $     6,540 $   12,425
           Earnings Per Common and
               Common Equivalents Share   $      0.10 $     0.18


4.  INCOME TAXES:

The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory Federal income tax rate of 34% on income is primarily due to non deductible business acquisition expenses and state and local income taxes.

                       SITEL CORPORATION AND SUBSIDIARIES


5.  LONG TERM DEBT AND NOTES PAYABLE:

In July, 1997, the Company reached agreement with a syndicate of commercial banks for a $150 million revolving credit facility. The commitment of the banks under this facility expires in July, 2002. The facility provides for interest at a variable rate, generally payable quarterly, and a variable commitment fee on any unused balances.

The obligations of the Company under the facility have been guaranteed by a substantial majority of the Company's subsidiaries and are secured by a pledge of the Company's shares in such subsidiaries and certain indirect subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, make certain investments, and sell assets or merge with another company. The facility also prohibits the payment of cash dividends on common stock without the banks' consent. The facility becomes due and payable upon a change of control of the Company as defined in the facility agreement.

Subsequent to June 30, 1997, the Company refunded its previous domestic revolving credit agreement with proceeds from the facility described above and therefore classified the amount outstanding at June 30, 1997 as long term debt. The Company also refunded its $ 14.3 million note payable with proceeds from this credit facility. On a pro forma basis, including unused lines of credit in Europe, the Company had unused lines of credit totaling approximately $123 million at June 30, 1997.

6.  DERIVATIVE FINANCIAL INSTRUMENTS:

The Company purchased a call option on 1.4 billion Spanish pesetas during 1997. The option, which expires in June, 1998, is designed to manage the Company's exposure to fluctuation in the value of pesetas related to the minimum remaining purchase price payable for Teleaction, S.A., therefore the option has been designated as a hedge. The cost of this option is included in other current assets and is being amortized to operating expense over the term of the option. Gains, if any, related to the option would be deferred, pursuant to hedge accounting, and would be recognized as an adjustment to the purchase price obligation.

                       SITEL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Results of Operation and Financial Condition.

Overview
________

SITEL Corporation and subsidiaries (the "Company") are engaged primarily in inbound, outbound, and interactive teleservicing activities, servicing the insurance, financial services, telecommunication, media and entertainment, technology, utilities, consumer, automotive, and travel industries. Operations are primarily located in North America, Europe and the Asia Pacific region.

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. All amounts are in thousands.

                                          Three Months Ended June 30,              Six Months Ended June 30,
                                         1996(1)               1997              1996(1)               1997
                                   __________________   _________________  __________________   ________________
 Revenues.......................  $   69,266   100.0%  $  125,267    100% $  128,785     100%  $  229,527     100%
 Operating expenses:
   Cost of services.............      36,746    53.0%      67,105   53.6%     68,339    53.1%     123,462    53.8%
   Selling, general, and
      administrative expenses...      27,267    39.4%      46,301   37.0%     49,277    38.2%      83,543    36.4%
                                   __________________   _________________   _________________   __________________
     Total operating expenses...      64,013    92.4%     113,406   90.5%    117,616    91.3%     207,005    90.2%
                                   __________________   _________________   _________________   __________________
     Operating income...........       5,253     7.6%      11,861    9.5%     11,169     8.7%      22,522     9.8%
 Interest income (expense), net.          25     0.0%     (1,153)  (1.0)%        126     0.1%      (1,687)
(0.8)%
 Transaction related  expense...        (666)  (0.9)%         --       --       (666)   0.5)%         --        --
 Other expense..................          --       --        (61)    0.0%         --       --         (61)    0.0%
                                   __________________   _________________   _________________   __________________
 Income before income taxes and
    minority interest...........       4,612     6.7%     10,647     8.5%     10,629     8.3%      20,774     9.0%
 Income tax expense.............       2,271     3.3%      3,995     3.2%      4,482     3.5%       7,638     3.3%
 Minority interest..............          18     0.0%         46     0.0%         18     0.0%          76     0.0%
                                   __________________   _________________   _________________   __________________
 Net income.....................  $    2,323     3.4%  $    6,606    5.3% $    6,129     4.8%  $   13,060     5.7%
                                   =================    =================   =================   ==================

(1) Includes non-recurring operating expenses related to the acquisition of National Action Financial Services, Inc. (NAFS). Excluding those one-time operating expenses, and the transaction related expenses, operating income, and net income were $6,851 and $4,268 for the three months ended June 30, 1996 and $12,767 and $8,074 for the six months ended June 30, 1996, respectively.

THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996
_____________________________________________________________________

REVENUES:
_________

Revenues increased $56.0 million, or 80.8%, to $125.3 million in the three months ended June 30, 1997 from $69.3 million in the three months ended June 30, 1996. Of this increase, $15.3 million was attributable to services initiated for new clients, $19.4 million was attributable to increased revenues from existing clients and $21.3 million was attributable to revenues from businesses acquired after the start of the second quarter of 1996 under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

                       SITEL CORPORATION AND SUBSIDIARIES


COST OF SERVICES:
________________

Cost of services increased $30.4 million, or 82.6%, to $67.1 million in the three months ended June 30, 1997 from $36.7 million in the three months ended June 30, 1996. As a percentage of revenues, cost of services increased to 53.6% in the second fiscal quarter of 1997 from 53.0% in the second fiscal quarter of 1996. This increase was primarily attributable to the Company's Spanish operations which implemented a new compensation plan in 1997. This plan also has the corresponding effect of decreasing selling, general and administrative expenses in Spain. Cost of services represents labor and telephone expenses directly related to teleservicing activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
_____________________________________________

Selling, general and administrative expenses increased $19.0 million, or 69.8%, to $46.3 million in the three months ended June 30, 1997 from $27.3 million in the three months ended June 30, 1996. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses decreased to 37.0% in the second fiscal quarter of 1997 from 39.4% in the second fiscal quarter of 1996. Excluding certain non-recurring operating expenses incurred in 1996 related to an acquisition, these expenses decreased slightly as a percentage of revenue in the 1997 period from 37.1% of revenues in the 1996 period. This decrease was primarily attributable to increased revenues without a commensurate increase in expenses offset by an increased percentage of the Company's revenues being generated from immature operations including new industry groups and expansion into new countries. Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, facilities expenses, depreciation and maintenance, amortization, sales and marketing activities, and client support services.

OPERATING INCOME:
________________

Operating income increased $5.0 million, or 73.1%, to $11.9 million in the three months ended June 30, 1997 from $6.9 million, excluding the non-recurring items noted earlier, in the three months ended June 30, 1996. The increase is primarily attributable to the increase in revenues noted earlier, partially offset by the increased expenses attributable to those revenues. As a percentage of revenues, operating income decreased to 9.5% in the second fiscal quarter of 1997 from 9.9% in the second fiscal quarter of 1996 excluding the non recurring expenses in 1996 described above. This decrease was primarily the result of the Company's investment in new industry efforts and expansion into new countries.

INTEREST INCOME (EXPENSE), NET:
_______________________________

Interest income (expense), net, decreased to $1.2 million of interest expense in the three months ended June 30, 1997 from $0.03 million of interest income in the three months ended June 30, 1996. This decrease is primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

INCOME TAX EXPENSE:
__________________

Income tax expense increased to $4.0 million in the three months ended June 30, 1997 from $2.3 million in the three months ended June 30, 1996. This increase is primarily attributable to the increase in operating income noted earlier. The income tax expense as a percent of income before income taxes and minority interest decreased to 37.5% in the three months ended June 30, 1997 from 49.2% in the three months ended June 30, 1996 primarily due to non-deductible transaction related expenses in 1996.

                       SITEL CORPORATION AND SUBSIDIARIES


NET INCOME:
__________

Net income increased $2.3 million, or 54.8%, to $6.6 million in the three months ended June 30, 1997 from $4.3 million, excluding the non-recurring expenses, in the three months ended June 30, 1996. The increase is primarily due to the increase in revenues in the second fiscal quarter of 1997 compared to the second fiscal quarter of 1996, offset by increased operating expenses, interest expense and income tax expense.

SIX MONTHS ENDED JUNE 30 1997 VS. SIX MONTHS ENDED JUNE 30, 1996
________________________________________________________________

REVENUES:
_________

Revenues increased $100.7 million, or 78.2%, to $229.5 million in the six months ended June 30, 1997 from $128.8 million in the six months ended June 30, 1996. Of this increase, $30.3 million was attributable to services initiated for new clients, $35.6 million was attributable to increased revenues from existing clients and $34.8 million was attributable to revenues from businesses acquired after the start of 1996 under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:
________________

Cost of services increased $55.1 million, or 80.7%, to $123.5 million in the six months ended June 30, 1997 from $68.3 million in the six months ended June 30, 1996. As a percentage of revenues, cost of services increased to 53.8% in the first six months of 1997 from 53.1% in the first six months of 1996. This increase was primarily attributable to the Company's Spanish operations which implemented a new compensation plan in 1997. This plan also has the corresponding effect of decreasing selling, general and administrative expenses in Spain.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
____________________________________________

Selling, general and administrative expenses increased $34.3 million, or 69.5%, to $83.5 million in the six months ended June 30, 1997 from $49.3 million in the six months ended June 30, 1996. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses decreased to 36.4% in the first six months of 1997 from 38.2% in the first six months of 1996. Excluding certain non-recurring operating expenses incurred in 1996 related to an acquisition, these expenses decreased as a percentage of revenue in the 1997 period from 37.0% of revenues in the 1996 period. This decrease was primarily attributable to increased revenues without a commensurate increase in expenses, offset partially by an increased percentage of the Company's revenues being generated from immature operations including new industry groups and expansion into new countries.

OPERATING INCOME:
________________

Operating income increased $9.8 million, or 76.4%, to $22.5 million in the six months ended June 30, 1997 from $12.8 million, excluding the non-recurring items noted earlier, in the six months ended June 30, 1996. The increase is primarily attributable to the increase in revenues noted earlier, partially offset by the increased expenses attributable to those revenues. As a percentage of revenues, operating income decreased slightly to 9.8% in the first six months of 1997 from 9.9% in the first six months of 1996 excluding the non-recurring expenses in 1996 described earlier. This decrease was primarily the result of the Company's investment in new industry efforts and expansion into new countries.

                       SITEL CORPORATION AND SUBSIDIARIES


INTEREST INCOME (EXPENSE), NET:
______________________________

Interest income (expense), net, decreased to $1.7 million of interest expense in the six months ended June 30, 1997 from $0.1 million of interest income in the six months ended June 30, 1996. This decrease is primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

INCOME TAX EXPENSE:
__________________

Income tax expense increased to $7.6 million in the six months ended June 30, 1997 from $4.5 million in the six months ended June 30, 1996. This increase is primarily attributable to the increase in operating income noted earlier. The income tax expense as a percentage of income before taxes and minority interest decreased to 36.8% in the six month period ended June 30, 1997 from 42.2% in the six month period ended June 30, 1996 primarily due to non-deductible transaction related expenses in 1996.

NET INCOME:
___________

Net income increased $5.0 million, or 61.8%, to $13.1 million in the six months ended June 30, 1997 from $8.1 million, excluding the non-recurring expenses noted earlier, in the six months ended June 30, 1996. The increase is primarily due to the increase in revenues in the first six months of 1997 compared to the first six months of 1996, offset by increased operating expenses, interest expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES:
_______________________________

Cash provided by operating activities was approximately $3.1 million during the first six months of 1997. This was primarily the result of an increase in net income, non cash charges and increases in other liabilities offset primarily by an increase in accounts receivable. The Company anticipates that accounts receivable will continue to grow, using working capital, as the Company continues to grow. Cash used by investing activities in the first six months of 1997 of approximately $71.5 million was primarily related to capital expenditures and acquisitions of businesses. Cash provided by financing activities for the first six months of 1997 of approximately $50.7 million primarily related to borrowings on the Company's available lines of credit and $14.3 million of borrowing related to an acquisition.

In July, 1997, the Company reached agreement with a syndicate of commercial banks for a $150 million revolving credit facility. The commitment of the banks under this facility expires in July, 2002. The obligations of the Company under the facility have been guaranteed by a substantial majority of the Company's subsidiaries and are secured by a pledge of the Company's shares in such subsidiaries and certain indirect subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, make certain investments, and sell assets or merge with another company. The facility also prohibits the payment of cash dividends on common stock without the banks' consent. The facility becomes due and payable upon a change of control of the Company as defined in the facility agreement.

Subsequent to June 30, 1997, the Company refunded its previous domestic revolving credit agreement with proceeds from the facility. The Company also refunded its $14.3 million note payable with proceeds from this credit facility. On a pro forma basis, including unused lines of credit in Europe, the Company had unused lines of credit totaling approximately $123 million at June 30, 1997.

The Company believes that funds generated from operations, existing cash, and existing lines of credit will be sufficient to finance its current operations,
planned capital expenditure requirements and internal growth.   Future
acquisitions, if any, may require additional debt or equity financing.

                       SITEL CORPORATION AND SUBSIDIARIES


QUARTERLY RESULTS AND SEASONALITY:
_________________________________

The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' teleservicing campaigns and the commencement of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. While the effects of seasonality on the Company's business often are offset by the addition of new clients or new programs for existing clients, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies which often occurs at the beginning of the year

EFFECTS OF INFLATION:
____________________

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

FORWARD-LOOKING STATEMENTS:
__________________________

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

                       SITEL CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
         ______________________

     (c) On May 7, 1997, in connection with the acquisition of 100% of the outstanding shares of Support Systems Developers, Inc. ("SSDI"), a Virginia corporation, by an affiliated company of the registrant through a merger with SSDI, the registrant issued 800,000 shares of its Common Stock to the shareholders of SSDI in addition to certain cash considerations. The shares were issued in reliance on the Regulation D and Section 4(2) exemptions from registration under the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ____________________________________________________

    (a) DATE AND TYPE OF MEETING. The Company held its Annual Meeting of Stockholders on June 6, 1997.

    (b) MATTERS VOTED UPON AND NUMBER OF VOTES CAST. There were 52,502,722 shares of Common Stock represented at the meeting in person or by proxy. Five proposals were presented to the stockholders and all were approved. The voting on the proposals was as follows:

          Proposal 1  (to approve an amendment to the Amended and Restated
                      Bylaws to increase the size of the Board of Directors):

                   52,421,133  votes for
                       63,226  votes against
                       11,996  abstained

          Proposal 2  (the election of two directors for a three year term and one director for a one year term)

                 On the election of Kelvin C. Berens:   52,446,806 votes for
                                                         55,916 votes withheld
                 On the election of George J. Kubat:    52,453,191 votes for
                                                         49,531 votes withheld
                 On the election of Michael P. May:     52,448,691 votes for
                                                         54,031 votes withheld

          Proposal 3  (to approve the Amended and Restated SITEL Corporation
                      1995 Non-employee Directors Stock Option Plan):

                   42,036,996  votes for
                   10,441,100  votes against
                       18,259  abstained

          Proposal 4  (to approve an amendment to the Amended and Restated SITEL
                      Corporation 1995 Employee Stock Option Plan):

                   47,182,577  votes for
                    5,297,195  votes against
                       16,583  abstained

          Proposal 5  (to ratify the Board of Directors' selection of KPMG Peat
                      Marwick LLP as the Corporation's independent accountants and to examine the financial statements of the Corporation for the year ending December 31, 1997):

                   51,942,324   votes for
                       11,031   votes against
                      549,367   abstained



Item 6.  Exhibits and Reports on Form 8-K.
_________________________________

     (a)    EXHIBITS:

      4.2 Amended and Restated Bylaws of SITEL Corporation (conformed copy including all amendments through June 6, 1997) (1)

       27  Financial Data Schedule
     _________________________

          (1) Exhibit 4.2 hereto was previously filed as Exhibit 4.2 to the Registration Statement of SITEL Corporation on Form S-3/A (Registration No. 333-28131) and is incorporated herein by this reference.


      (b) REPORTS ON FORM 8-K. The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

          1) The Company filed a Form 8-K/A on April 4, 1997 amending its exhibit tags on its Form 8-K dated January 30, 1997.

          2) The Company filed a Form 8-K on April 16, 1997, reporting under Item9, the issuance of shares in connection with the acquisitions of Levita Group Pty Ltd., and The L&R Group Limited.

                                   SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1997             SITEL Corporation
                                By:  /s/ Michael P. May
                                   ___________________________________________
                                   Michael P. May
                                   Chief Executive Officer

                                By:  /s/ Barry S. Major
                                   ___________________________________________
                                   Barry S. Major
                                   Executive Vice-President and Chief Financial
                                     Officer
                                  (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES




     Exhibits Index:

      Page
      ____

      N/A 4.2 Amended and Restated Bylaws of SITEL Corporation (conformed copy including all amendments through June 6, 1997) (1)

        1   27  Financial Data Schedule
      ______________________

            (1) Exhibit 4.2 hereto was previously filed as Exhibit 4.2 to the Registration Statement of SITEL Corporation on Form S-3/A (Registration No. 333-28131) and is incorporated herein by this reference.