Form 10-Q
period 1997-09-30
SITEL CORP
filed 1997-11-14
CIK 943820

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               [X]    Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934.

                   For the quarterly period ended September 30, 1997


                                       or


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

     As of November 7, 1997, the Company had 63,029,792 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


       Consolidated Condensed Balance Sheets..........................     1

       Consolidated Condensed Statements of Income (Loss).............     2

       Consolidated Condensed Statements of Cash Flows................     3

       Notes to Consolidated Condensed Financial Statements...........     4


Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition...................................     7


PART II - OTHER INFORMATION


Item 2.  Changes in Securities .......................................    12

Item 5.  Other Information ...........................................    12

Item 6.  Exhibits and Reports on Form 8-K.............................    12

Signature.............................................................    13

                           SITEL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED  BALANCE SHEETS
                        December 31, 1996 and September 30, 1997
                        (dollars in thousands, except share data)

                             ASSETS                           DECEMBER     SEPTEMBER
                                                                 31,           30,
                                                                1996          1997
                                                               _______      _______
Current assets:                                                          (unaudited)
     Cash and cash equivalents ...........................   $  25,710 $     23,501
     Trade accounts receivable (net of allowance for
        doubtful accounts of $ 3,188 and $ 4,065,
        respectively) ....................................      65,477       99,342
     Marketable securities ...............................       1,740          564
     Prepaid expenses ....................................       3,007        5,437
     Other assets ........................................       2,907        3,146
     Deferred income taxes ...............................         512        1,076
                                                               _______      _______
                    Total current assets                        99,353      133,066
Property and equipment, net ..............................      59,109      106,884
Deferred income taxes ....................................      11,187       11,657
Goodwill, net ............................................      40,110       94,275
Other assets .............................................       1,925        5,107
                                                               _______      _______
                    Total assets                             $ 211,684    $ 350,989
                                                               =======      =======
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable - bank .................................   $   3,638    $  12,074
     Current portion of long-term debt ...................         759        1,534
     Current portion of  capitalized lease obligations ...       3,032        3,528
     Trade accounts payable ..............................      18,775       22,224
     Income taxes payable ................................       3,815        4,773
     Accrued compensation ................................      14,812       13,951
     Accrued operating expenses ..........................       9,026       12,896
     Deferred revenue and other ..........................       8,660        8,006
     Purchase price payable ..............................          --       14,043
                                                               _______      _______
                    Total current liabilities ............      62,517       93,029
                                                               _______      _______
Long-term debt, excluding current portion ................       1,720       78,982
Capitalized lease obligations, excluding current portion         3,141        7,297
Purchase price payable ...................................      15,928            -
Deferred compensation ....................................       1,461        1,635

Minority interest .........................................        192          210

Stockholders' equity:
     Common stock, voting, $.001 par value, 200,000,000
        shares authorized, 58,875,660  and 62,616,314
        shares issued and outstanding, respectively ......          59           63
     Paid-in capital .....................................     117,736      154,461
     Currency exchange adjustment ........................       1,311      (5,323)
     Unrealized gain on marketable securities,
     net of taxes ........................................       1,017          247
     Retained earnings ...................................       6,602       20,388
                                                               _______      _______
                    Total stockholders' equity ...........     126,725      169,836
                                                               _______      _______

                    Total liabilities and stockholders'
                       equity.............................   $ 211,684    $ 350,989
                                                               =======      =======

The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 SITEL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF
                                          INCOME (LOSS)
                                           (unaudited)


                                             For the Three       For the Nine
                                             Months Ended       Months Ended
                                        September September September September
                                        30, 1997  30, 1997  30, 1997  30, 1997
                                         ________  _______  _______   _______
(in thousands, except per share data)
Revenues ............................... $ 85,144 $120,248 $213,929  $349,775
                                          _______  _______  _______   _______
Operating expenses:
     Cost of services ..................   44,433   67,913  112,772   191,376
     Selling, general and administrative
          expenses .....................   33,040   49,471   82,317   133,013
                                          _______  _______  _______   _______

               Total operating expense..   77,473  117,384  195,089   324,389
                                          _______  _______  _______   _______

               Operating income ........    7,671    2,864   18,840    25,386

Other income (expense):
     Interest income (expense), net ....    (130)  (1,512)      (4)   (3,199)
     Transaction related expense .......  (6,322)        -  (6,988)         -
     Other income (expense) ............     (19)      123     (19)        62
                                          _______  _______  _______   _______

Income before income taxes
   and minority interest ...............    1,200    1,475   11,829    22,249

Income tax expense .....................    2,514      739    6,996     8,377

Minority interest ......................       23       10       41        86
                                          _______  _______  _______   _______

Net income (loss) ...................... $ (1,337) $   726 $  4,792 $  13,786
                                          =======  =======  =======   =======

Per share amounts:
     Earnings (loss) per common and      $  (0.02) $   .01 $     .07 $     .20
          common equivalents share .....   =======  =======  =======   =======


Weighted average common and common
     equivalent shares outstanding .....    58,441   69,316   65,705    68,584
                                           =======  =======  =======    ======

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             SITEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                                             For Nine Months Ended
(dollars in thousands)                                     September     September
                                                           30, 1996       30,1997
                                                         ____________   __________
Net income ..........................................  $        4,792 $     13,786
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization .....................            8,336       21,117
 Change in assets and liabilities:
    Trade accounts receivable........................        (28,233)     (32,440)
    Other assets.....................................           (282)      (6,150)
    Trade accounts payable...........................           2,361        2,750
    Other liabilities................................          14,712        7,290
                                                         ____________   __________

         Net cash provided by operating activities...          1,686        6,353
                                                         ____________   __________

         Cash flows from investing activities:
              Purchases of property and equipment....        (25,967)     (62,569)
              Acquisition of businesses, net of cash         (27,936)     (35,017)
                acquired.............................
              Investments in marketable securities...        (63,793)         --
              Sale of marketable securities..........          70,688         --
              Changes in other assets, net...........            (89)       (127)

         Net cash used in investing activities.......         (47,097)   (97,713)
                                                           ___________   _________


         Cash flows from financing activities:
              Borrowings on note payable                       18,542     77,060
              Repayments of note payable                     (14,326)   (68,440)
              Borrowings on long-term debt                        604     96,862
              Repayment of long-term debt and
                capitalized lease obligations........          (1,119)   (14,913)
              Repayment of redeemable preference
                shares...............................          (1,630)        --
              State incentive credits received.......              --        900
              Common stock issued for option exercises
                and in public offering, net of
                expenses.............................          42,243        227
                                                          ____________   _________

        Net cash provided by financing activities ...          44,314     91,696
                                                          ____________   _________

        Effect of exchange rates on cash.............           1,465    (2,545)
                                                          ____________   _________

        Net increase (decrease) in cash ............              368    (2,209)
        Cash and cash equivalents, beginning of
           period...................................            4,531     25,710
                                                          ____________   _________
        Cash and cash equivalents, end of period....   $        4,899 $   23,501
                                                          ============   =========

Supplemental schedule of non-cash financing and investing activities:
_____________________________________________________________________
In the first nine months of 1997, the Company issued approximately 2.3 million shares of the Company's common stock in connection with acquisitions.

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

2.  EARNINGS PER SHARE:

Earnings per share attributable to common shareholders has been computed using the weighted average number of common and common equivalent shares outstanding:


                             Three Months Ended    Nine Months Ended
                             9/30/96    9/30/97    9/30/96    9/30/97
                             _______    _______    _______    _______
                               (in thousands)        (in thousands)
        Common stock          58,441      62,475     57,396    61,263
        Common stock
        equivalents-
        stock options              -       6,841      8,309     7,321
                             _______     _______    _______   _______
                              58,441      69,316     65,705    68,584
                             =======     =======    =======    ======



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

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS



3.  ACQUISITIONS:

During the periods covered by this report the Company completed several acquisitions. In January 1997, the Company acquired all of the outstanding capital stock of Telebusiness Holdings, a systems integration company based in Australia and New Zealand. In February 1997, the Company acquired substantially all of the assets of Exton Technology Group, a teleservicing technical support company based in Madison, Wisconsin. In March 1997, the Company acquired all of the outstanding stock of Levita Group Pty Ltd., an Australian based teleservicing company, and all of the outstanding stock of L&R Group Limited, a United Kingdom based teleservicing consulting firm. In May 1997, the Company acquired all of the outstanding stock of Support Systems Developers, Inc., a teleservices technical support company based in Vienna, Virginia. In July 1997, the Company acquired all of the outstanding stock of Svanberg & Co. Intressenter AB, a teleservices firm based in Sweden. In September 1997, the Company acquired all of the outstanding stock of Telephone Marketing Services (Ireland), Ltd., a teleservices firm based in Ireland.

The total cost of these acquisitions was approximately $65 million, subject to certain adjustments and excluding transaction costs and liabilities assumed. Included in the total cost was the issuance of approximately 2.3 million shares of the Company's common stock valued at approximately $30 million.

In June 1996, the Company had also acquired Teleaction, S.A., a Spanish teleservicing company through the payment of approximately $25 million for 69.2% of the capital stock and an unconditional commitment (the "purchase price payable") to close the purchase of the remaining 30.8% in June 1998. Subsequent to the end of the third quarter of 1997, the Company completed the acquisition of the remaining 30.8% for approximately $14 million, a valuation consistent with the terms of the original agreement.

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

                                         Nine Months Ended
                                        9/30/96        9/30/97
                                        _______        _______
                                (in thousands, except per share data)
       Revenue                        $  257,222    $  359,444
       Net Income                     $    4,554    $   13,210
       Earnings Per Common and
           Common Equivalents Share   $     0.07    $     0.19

                       SITEL CORPORATION AND SUBSIDIARIES



4.  INCOME TAXES:

The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory Federal income tax rate of 34% on income is primarily due to non-deductible business acquisition expenses and international, state and local income taxes.

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

Including unused lines of credit in Europe, the Company had unused lines of credit totaling approximately $94 million at September 30, 1997.

6.  DERIVATIVE FINANCIAL INSTRUMENTS:

The Company purchased a call option on 1.4 billion Spanish pesetas during 1997. The option, which was sold in September, 1997, was designed to manage the Company's exposure to fluctuation in the value of pesetas related to the minimum remaining purchase price payable for Teleaction, S.A., and therefore the option had been designated as a hedge. Losses related to the option were deferred, pursuant to hedge accounting, and will be recognized as an adjustment to the purchase price obligation.

During the third quarter of 1997 the Company also began entering into forward contracts designed to manage the Company's exposure to fluctuations in the value of the currencies of certain foreign countries in which the Company has significant operations. These contracts are marked to market with gains and losses recognized in the Company's Statements of Income (Loss) as other income (expense).

                       SITEL CORPORATION AND SUBSIDIARIES



Item 2.  Management's Discussion and Analysis of Results of Operation and
         ________________________________________________________________
         Financial Condition.
         ____________________


OVERVIEW
_________

SITEL Corporation and subsidiaries (the "Company") are engaged primarily in inbound, outbound, and interactive teleservicing activities, servicing the insurance, financial services, telecommunication, media and entertainment, technology, utilities, consumer, and automotive industries. Operations are primarily located in North America, Europe and the Asia Pacific region.

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. All amounts are in thousands.

                         Three Months Ended September 30,    Nine Months Ended September, 30,
                              1996(1)           1997           1996(1)           1997
                         _______________  ________________  ________________   ________________
Revenues...............  $ 85,144 100.0%  $ 120,248 100.0%  $ 213,929   100%   $ 349,775 100.0%
 Operating expenses:
   Cost of services....    44,433  52.2%     67,913  56.5%    112,772  52.7%     191,376  54.7%
   Selling, general,
   and administrative
   expenses............    33,040  38.8%     49,471  41.1%     82,317  38.5%     133,013  38.0%

     Total operating
     expenses..........    77,473  91.0%    117,384  97.6%    195,089  91.2%     324,389  92.7%

     Operating income..     7,671   9.0%      2,864   2.4%     18,840   8.8%      25,386   7.3%

 Interest income
 (expense),net.........      (130)(0.2)%    (1,512) (1.2)%        (4)   0.0%     (3,199) (0.9)%
 Transaction related
 expense...............    (6,322)(7.4)%        --    0.0%    (6,988) (3.3)%          -    0.0%
 Other income (expense)       (19)  0.0%       123    0.0%       (19)   0.0%         62    0.0%

 Income before taxes and
 minority interest.....     1,200   1.4%     1,475    1.2%     11,829   5.5%     22,249    6.4%

 Income tax expense....     2,514   3.0%       739    0.6%      6,996   3.3%      8,377    2.4%

 Minority interest.....        23   0.0%        10    0.0%         41   0.0%         86    0.0%

 Net income (loss).....  $ (1,337)(1.6)%  $    726    0.6%  $   4,792   2.2%   $ 13,786    3.9%


(1) Includes non-recurring operating expenses related to the merger with Mitre plc and the acquisition of National Action Financial Services, Inc. (NAFS).
Excluding those one-time operating expenses, and the transaction related expenses, operating income, and net income were $8.2 million and $5.4 million for the three months ended September 30, 1996 and $21.0 million and $13.4 million for the nine months ended September 30, 1996, respectively.

                       SITEL CORPORATION AND SUBSIDIARIES



THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996
_______________________________________________________________________________


REVENUES:
________

Revenues increased $35.1 million, or 41.2%, to $120.2 million in the three months ended September 30, 1997 from $85.1 million in the three months ended September 30, 1996. Of this increase, $8.9 million was attributable to services initiated for new clients, $12.9 million was attributable to increased revenues from existing clients and $13.3 million was attributable to increased revenues from businesses acquired under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:
_________________

Cost of services increased $23.5 million, or 52.8%, to $67.9 million in the three months ended September 30, 1997 from $44.4 million in the three months ended September 30, 1996. As a percentage of revenues, cost of services increased to 56.5% in the third quarter of 1997 from 52.2% in the third quarter of 1996. This increase was primarily attributable to start up operations in the Asia Pacific region and certain interruptions, losses and delays of customer programs in Europe and North America. Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
____________________________________________


Selling, general and administrative expenses increased $16.4 million, or 49.7%, to $49.5 million in the three months ended September 30, 1997 from $33.0 million in the three months ended September 30, 1996. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses increased to 41.1% in the third quarter of 1997 from 38.8% in the third quarter of 1996. Excluding certain non-recurring operating expenses incurred in 1996 related to an acquisition, these expenses increased in the 1997 period from 38.1% of revenues in the 1996 period. This increase was primarily due to costs associated with start up operations in the Asia Pacific region and North America and the impact of the items noted earlier on revenues associated with certain customer programs. Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, facilities expenses, depreciation and maintenance, amortization, sales and marketing activities, and client support services.

OPERATING INCOME:
________________

Operating income decreased $5.3 million, or 65.3%, to $2.9 million in the three months ended September 30, 1997 from $8.2 million, excluding the non-recurring items noted earlier, in the three months ended September 30, 1996. As a percentage of revenues, operating income decreased to 2.4% in the third quarter of 1997 from 9.7% in the third quarter of 1996 excluding the non-recurring expenses in 1996 described above. This decrease was primarily due to costs associated with start up operations in the Asia Pacific region and North America and the impact of the items noted earlier on revenues associated with certain customer programs.

INTEREST INCOME (EXPENSE), NET:
______________________________

Interest income (expense), net, increased to $1.5 million of interest expense in the three months ended September 30, 1997 from $0.1 million of interest expense in the three months ended September 30, 1996. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

                       SITEL CORPORATION AND SUBSIDIARIES



INCOME TAX EXPENSE:
__________________

Income tax expense decreased to $0.7 million in the three months ended September 30, 1997 from $2.5 million in the three months ended September 30, 1996. This decrease was primarily attributable to the decrease in operating income noted earlier. The income tax expense as a percent of income before income taxes and minority interest decreased to 50% in the three months ended September 30, 1997 from 210% in the three months ended September 30, 1996 primarily due to non-deductible transaction related expenses in 1996.

NET INCOME:
__________

For the reasons discussed above, net income decreased $4.6 million, or 86.4%, to $0.7 million in the three months ended September 30, 1997 from $5.4 million, excluding the non-recurring expenses, in the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996
____________________________________________________________________________
REVENUES:
_________

Revenues increased $135.8 million, or 63.5%, to $349.8 million in the nine months ended September 30, 1997 from $213.9 million in the nine months ended September 30, 1996. Of this increase, $24.7 million was attributable to services initiated for new clients, $77.1 million was attributable to increased revenues from existing clients and 34.0 million was attributable to revenues from businesses acquired after the start of 1996 under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:
________________

Cost of services increased $78.6 million, or 69.7%, to $191.4 million in the nine months ended September 30, 1997 from $112.8 million in the nine months ended September 30, 1996. As a percentage of revenues, cost of services increased to 54.7% in the first nine months of 1997 from 52.7% in the first nine months of 1996. This increase was primarily due to the start up operations in the Asia Pacific region and the impact of certain interruptions, losses and delays of customer programs in Europe and North America, primarily in the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
_____________________________________________

Selling, general and administrative expenses increased $50.7 million, or 61.6%, to $133.0 million in the nine months ended September 30, 1997 from $82.3 million in the nine months ended September 30, 1996. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses decreased to 38.0% in the first nine months of 1997 from 38.5% in the first nine months of 1996. Excluding certain non-recurring operating expenses incurred in 1996 related to an acquisition, these expenses increased slightly as a percentage of revenue in the 1997 period from 37.5% of revenues in the 1996 period.

                       SITEL CORPORATION AND SUBSIDIARIES



OPERATING INCOME:
________________

Operating income increased $4.4 million, or 20.8%, to $25.4 million in the nine months ended September 30, 1997 from $21.0 million, excluding the non-recurring items noted earlier, in the nine months ended September 30, 1996. The increase was primarily attributable to the increase in revenues noted earlier, partially offset by the increased expenses attributable to those revenues. As a percentage of revenues, operating income decreased to 7.3% in the first nine months of 1997 from 9.8% in the first nine months of 1996 excluding the non-recurring expenses in 1996 described earlier. This decrease was primarily due to costs associated with start up operations in the Asia Pacific region and North America and the impact of certain interruptions, losses and delays of customer programs in Europe and North America, primarily in the third quarter of 1997.

INTEREST INCOME (EXPENSE), NET:
______________________________

Interest income (expense), net, increased to $3.2 million of interest expense in the nine months ended September 30, 1997 from $0.01 million of interest expense in the nine months ended September 30, 1996. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

INCOME TAX EXPENSE:
__________________

Income tax expense increased to $8.4 million in the nine months ended September 30, 1997 from $7.0 million in the nine months ended September 30, 1996. This increase was primarily attributable to the increase in operating income noted earlier. The income tax expense as a percentage of income before taxes and minority interest decreased to 37.7% in the nine month period ended September 30, 1997 from 59.1% in the nine month period ended September 30, 1996 primarily due to non-deductible transaction related expenses in 1996.

NET INCOME:
___________

Net income increased $0.4 million, or 2.7%, to $13.8 million in the nine months ended September 30, 1997 from $13.4 million, excluding the non-recurring expenses noted earlier, in the nine months ended September 30, 1996. The increase was primarily due to the increase in revenues in the first nine months of 1997 compared to the first nine months of 1996, offset by increased operating expenses, interest expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES:
________________________________

Cash provided by operating activities was approximately $6.4 million during the first nine months of 1997. This was primarily the result of an increase in net income, non cash charges and increases in other liabilities offset primarily by an increase in accounts receivable. The Company anticipates that accounts receivable will continue to grow, using working capital, as the Company continues to grow. Cash used by investing activities in the first nine months of 1997 of approximately $97.7 million was primarily related to capital expenditures and acquisitions of businesses. Cash provided by financing activities for the first nine months of 1997 of approximately $91.7 million primarily related to borrowings on the Company's available lines of credit.

                       SITEL CORPORATION AND SUBSIDIARIES



In July, 1997, the Company reached agreement with a syndicate of commercial banks for a $150 million revolving credit facility. The commitment of the banks under this facility expires in July, 2002. The obligations of the Company under the facility have been guaranteed by a substantial majority of the Company's subsidiaries and are secured by a pledge of the Company's shares in such subsidiaries and certain indirect subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, make certain investments, and sell assets or merge with another company. The facility also prohibits the payment of cash dividends on common stock without the banks' consent. The facility becomes due and payable upon a change of control of the Company as defined in the facility agreement. Including unused lines of credit in Europe, the Company had unused lines of credit totaling approximately $94 million at September 30, 1997.

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

FORWARD-LOOKING STATEMENTS:
___________________________

This report on Form 10-Q contains forward-looking statements. Additionaly, from time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. These forward-looking statements are based on currently available competitive, financial and economic data and the Company's operating plans. These statements are also inherently subject to risks and uncertainties, including without limitation the risks described in the Company's periodic reports and other filings with the Securities and Exchange Commission. Because of the risks and uncertainties, events and results could turn out to be significantly different from what the Company had expected.

                       SITEL CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
         ______________________

     (b) In July 1997, the registrant entered into a Credit Agreement which restricts the payment of cash dividends on Common Stock. See footnote 5 to the financial statements contained herein.

Item 5.  Other Information.
         __________________

          In October, 1997, the Company re-priced all employee stock options which had been granted to employees below senior management on or after July 1, 1996 at an exercise price above $12.50 per share. The new exercise price was set at the average closing price for the 90 day period leading up to the date the re-pricing was approved. This new exercise price was $12.50 per share which was greater than the market price of the Company's stock at the date of the re-pricing. The Company also made certain changes to the accelerated vesting provisions of it's award program under the 1995 Employee Stock Option Plan.


Item 6.  Exhibits and Reports on Form 8-K.
         _________________________________

     (a)    EXHIBITS:


            10.11     Credit Agreement with Bankers Trust Company as Agent

            27        Financial Data Schedule


          (b) REPORTS ON FORM 8-K. The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

          1)   The Company filed a Form 8-K on August 1, 1997, reporting under
               Item 9, the issuance of shares in connection with the acquisition of Svanberg & Co. Intressenter AB.

          2) The Company filed a Form 8-K on September 15, 1997 reporting under Item 9, the issuance of shares in connection with the acquisition of Telephone Marketing Services (Ireland), Ltd.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 1997           SITEL Corporation


                                By: /s/ Michael P. May
                                    _______________________________
                                    Michael P. May
                                    Chief Executive Officer


                                By: /s/ Barry S. Major
                                    _______________________________
                                    Barry S. Major
                                    Executive Vice-President and
                                    Chief Financial Officer
                                   (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES




     Exhibits Index:                                                     Page
     _______________                                                     ____


       10.11     Credit Agreement with Bankers Trust company as Agent      15

       27        Financial Data Schedule

          ______________________