Form 10-K/A
period 1996-12-31
SITEL CORP
filed 1997-11-18
CIK 943820

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

This 10-K consists 29 of pages.

                                     PART I
                                     ______

The registrant hereby amends Part 1, Item 8 of its Form 10-K for year ended
December 31, 1996 to provide additional disclosure regarding its acquisition of Teleaction, S.A. in Note #2 to its financial statements. The Consolidated
Balance Sheets, Statements of Income (Loss), Statements of Stockholders Equity and Statements of Cash Flows included in the 10-K are not changed by this amendment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         ____________________________________________

     The information called for by this item (other than selected quarterly information, which is set forth below) is incorporated by reference from the
Company's Consolidated Financial Statements set forth on pages F-
1 through
F-20 hereof.

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
                                                       =========
=========  ============= ===========

a)   Includes non-recurring operating expenses related to the
acquisition of
     National Action Financial services, Inc. (NAFS).  Excluding those one-
     time operating expenses and the transaction related
expenses, operating
     income, net   income, and net income per share were $6.9
million, $4.3
     million and $0.06 per share, respectively, for the second quarter of 1996.

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

                                     PART IV
                                     _______

The registrant hereby amends Part IV, Item 14(a)3, of its Form 10-K for the year ended December 31, 1996, to include a new consent from KPMG
Peat Marwick
LLP as Exhibit 23.1.


3. EXHIBITS. The following Exhibits are filed as part of, or are incorporated by reference into, this Form 10-K/A:

        Exhibit No.

      (1)  3.1    Amended and Restated Articles of Incorporation.

      (2) 3.1(a) Articles of Amendment filed September 10, 1996 to the
                  Amended and Restated Articles of Incorporation

      (1)  3.4    Amended and Restated Bylaws.

       *   4.2    Specimen Common Stock Certificate.

      (1)  9.1    Form of General Voting Agreement.

      (1)  9.2    Form of Voting Agreement with World
Investments, Inc.

      (1) 10.1    SITEL Corporation Stock Option Plan for
Replacement of
                  Existing Options.

       *  10.1(a) Amendment No. 1 to SITEL Corporation Stock
Option Plan for
                  Replacement of Existing Options.

      (1) 10.2    SITEL Corporation Stock Option Plan for
Replacement of EEBs.

       *   10.2(a) Amendment No. 1 to SITEL Corporation Stock
Option Plan for
                  Replacement of EEBs.

      (3) 10.3    Amended and Restated SITEL Corporation 1995
Employee Stock
                  Option Plan.

       *  10.3(a) Amendment No. 1 to Amended and Restated SITEL
Corporation
                  1995 Employee Stock Option Plan.

      (1) 10.4    SITEL Corporation 1995 Non-Employee Directors
Stock Option
                  Plan.

       *  10.4(a) Amendment No. 1 to SITEL Corporation Non-
Employee Directors
                  Stock Option Plan.

     (1)  10.5    SITEL Corporation Executive Wealth Accumulation
Plan.

     (1)  10.6    Employment Agreement with James F. Lynch.

     (1)  10.7    Employment Agreement with Michael P. May.

     (1)  10.8    Form of Right of First Refusal.

     (4)  10.9    Form of Indemnification Agreement with Outside
Directors.

     (5)  10.10   Form of Indemnification Agreement with
Executive Officers.

     (6)  16.1    Letter from Coopers & Lybrand L.L.P. dated
February 6, 1997

      *   21      Subsidiaries.

          23.1    Consent of KPMG Peat Marwick LLP

      *   24.1    Power of Attorney (included on signature page).

      *   27      Financial Data Schedule.
______________________________

                    *    Previously filed.

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

                   (5) Previously filed as an exhibit under the same exhibit
              number to the Company's Registration Statement on S-
8 (33-99434).

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

Date:  November 18, 1997                                 SITEL
Corporation

                                                    By:
/s/Michael P. May
                                                         --------
---------------
                                                         Michael
P.May
                                                         Chief
Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, the amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

James F. Lynch*
______________________        Chairman of the Board
November 18, 1997
James F. Lynch                and Director

/s/ Michael P. May
______________________        Chief Executive Officer
November 18, 1997
Michael P. May

Barry S. Major*
______________________        Executive Vice President-Finance
November 18, 1997
Barry S. Major                Chief Financial Officer
                              (Principal Financial Officer)
/s/ Alan G. Siemek
_______________________       Corporate Controller
November 18, 1997
Alan G. Siemek                (Principal Accounting Officer)

Henk P. Kruithof*
_______________________       Executive Vice Chairman
November 18, 1997
Henk P. Kruithof              and Director

Bill L. Fairfield*
_______________________       Director
November 18, 1997
Bill L. Fairfield

Kelvin C. Berens*
_______________________       Director
November 18, 1997
Kelvin C. Berens

George J. Kubat*
_______________________       Director
November 18, 1997
George J. Kubat


*By:  /s/Michael P. May
      _________________
      Michael P. May
      Attorney-in-fact

                                  EXHIBIT INDEX

Page Number

In Sequential

Numbering
Exhibit
System
_______
_____________


(1)  3.1    Amended and Restated Articles of Incorporation.
N/A

(2)  3.1(a) Articles of Amendment filed September 10, 1996 to the
Amended
            and Restated Articles of Incorporation
N/A

(1)  3.4    Amended and Restated Bylaws.
N/A

 *   4.2    Specimen Common Stock Certificate.
N/A


(1)  9.1    Form of General Voting Agreement.
N/A

(1)  9.2    Form of Voting Agreement with World Investments, Inc.
N/A

(1) 10.1    SITEL Corporation Stock Option Plan for Replacement
of
            Existing Options.
N/A

 *  10.1(a) Amendment No. 1 to SITEL Corporation Stock Option
Plan for
            Replacement of Existing Options.
N/A

(1) 10.2    SITEL Corporation Stock Option Plan for Replacement
of
            EEBs.
N/A

 *  10.2(a) Amendment No. 1 to SITEL Corporation Stock Option
Plan
            for Replacement of  EEBs.
N/A

(3) 10.3    Amended and Restated SITEL Corporation 1995 Employee
            Stock Option Plan.
N/A

 *  10.3(a) Amendment No. 1 to Amended and Restated SITEL
Corporation 1995
            Employee Stock Option Plan.
N/A

(1) 10.4    SITEL Corporation 1995 Non-Employee Directors Stock
            Option Plan.
N/A

 *  10.4(a) Amendment No. 1 to Amended and Restated SITEL
Corporation        N/A
            Non-Employee Directors Stock Option Plan.

(1) 10.5   SITEL Corporation Executive Wealth Accumulation Plan.
N/A

(1) 10.6   Employment Agreement with James F. Lynch.
N/A

(1) 10.7   Employment Agreement with Michael P. May.
N/A

(1) 10.8   Form of Right of First Refusal.
N/A

(4) 10.9   Form of Indemnification Agreement with Outside
Directors.         N/A

(5) 10.10  Form of Indemnification Agreement with Executive
Officers.        N/A

(6) 16.1   Letter from Coopers & Lybrand L.L.P. dated February 6,
1997       N/A

 *  21     Subsidiaries.
N/A

    23.1   Consent of KPMG Peat Marwick LLP
29

 *  24.1   Power of Attorney (included on signature page).
N/A

 *  27     Financial Data Schedule. N/A

_________________________

            *  Previously filed.

           (1) Previously filed as an exhibit to Registration
Statement of
               SITEL Corporation on Form S-1 (Registration No. 33-
91092) and
               incorporated herein by this reference.

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

           (5) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on S-8 (33-
99434).

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





Omaha, Nebraska                                         KPMG Peat
Marwick LLP
April 4, 1997

                         SITEL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED  BALANCE SHEETS
(in thousands, except share data)

ASSETS                    Decembe 31,

_________________________

1995              1996

__________       ____________
Current assets:
     Cash and cash equivalents............... ....... .......
 ....... .............   $      4,531     $       25,710
     Trade accounts receivable (net of allowance for doubtful
accounts of
           $937 and $3,188, in 1995 and 1996,
respectively)........................         31,440
65,477
     Marketable
securities.......................................................
 ..         13,046              1,740
     Prepaid expenses........
 .....................................................
2,036              3,007
     Other
assets...........................................................
 .......            753              2,907
     Deferred income
taxes.........................................................
445                512

__________       ____________
                    Total current
assets...........................................         52,251
99,353

__________       ____________
Property and equipment,
net.................................................... ...
25,015             59,109
Deferred income taxes
 .............................................................
14,434             11,187
Goodwill,
net..............................................................
 .... ...          6,315             40,110
Other
assets...........................................................
 ............          2,945              1,925

__________       ____________

                    Total
assets...................................................  $
100,960     $      211,684

==========       ============

                                            LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
     Notes
payable..........................................................
 .... ..  $       2,212     $       3,638
     Current portion of long-term debt
 ...........................................            871
759
     Current portion of capitalized lease
obligations..............................          1,569
3,032
     Trade accounts
payable........................................................
9,517            18,775
     Income taxes
payable..........................................................
1,548             3,815
     Accrued wages, salaries and
bonuses...........................................          6,825
14,812
     Accrued operating
expenses..................................... ..............
3,690             9,026
     Deferred
revenue..........................................................
 ....          1,812             7,632
     Customer deposits and
other...................................................
25             1,028

___________        __________
                    Total current
liabilities......................................         28,069
62,517

__________         __________
Long-term debt, excluding current
portion..........................................          2,882
1,720
Capitalized lease obligations, excluding current
portion...........................          1,423
3,141
Purchase price payable (Note
2)....................................................
---            15,928
Deferred compensation
 .............................................................
904             1,461
Redeemable preference shares
 ......................................................
2,302               ---

Minority interest ........................................
 ........................            ---               192

Commitments and contingencies

Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares
authorized,
       50,841,602  and 58,875,660 shares issued and outstanding
in 1995
       and 1996,
respectively.....................................................
 .             51                 59
Paid-in
capital..........................................................
 ..........         69,530            117,736
     Currency exchange
adjustment..................................................
54              1,311
     Unrealized gain on marketable securities, net of
taxes........................            ---              1,017
     Retained earnings
(deficit)...................................................
(4,255)             6,602

___________       ___________
                    Total stockholders'
equity.....................................         65,380
126,725

__________       ____________
                    Total liabilities and stockholders'
equity.....................  $     100,960     $      211,684

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




Class A   Class B     Class C              Options Less

Common    Common      Common     Common      Deferred

Stock     Stock       Stock      Stock     Compensation

_______   _______     ________   _______   ____________
Balance, December 31,
1993...............................................  $    18
11            1        --            27
  Common stock options less deferred
compensation........................       --        --
--        --            55
  Accretion of put
option................................................       --
--           --        --            --
  Currency exchange
adjustment...........................................       --
--           --        --            --
Transactions by pooled companies:
  Issuance of  2,389,563 shares of common
stock..........................        2        --           --
--            --

  Net
income...........................................................
 ..       --        --           --        --            --


_______   ______     ________   _______   ____________

Balance December 31,
1994................................................       20
11            1        --            82
  Issuance of 100,592 shares of Class C common stock less 80,472 shares
   subject to put
option.................................................       --
--           --        --            --
  Special compensation - option
issues...................................       --        --
--        --           (82)
  Accretion of put
option................................................       --
--           --        --            --
  Conversion of 20,263,458 shares of Class A, 10,660,000 shares of
    Class B,  and 739,652 shares of Class C common into a single class of common  stock due to
reincorporation........................      (20)      (11)
(1)       32            --
  Issuance of 7,600,000 shares of common stock, net of offering
expenses.       --        --           --         8            --
  Cancellation of the put option on 3,070,584
shares.....................       --        --           --
3            --
  Transaction by pooled companies:
     Issuance of 8,507,904 shares of common
stock........................       --        --           --
8            --

  Currency exchange
adjustment...........................................       --
--           --        --            --

  Net
loss.............................................................
 ..       --        --           --        --            --

_______   _______    ________   _______   ____________
Balance , December
31,1995...............................................       --
--           --        51            --
  Issuance of 5,982,220 shares of common stock, net of offering
expenses.       --        --           --         6            --
  Issuance of 1,719,654 shares of common stock for options
exercised.....       --        --           --         2
--
  Tax benefit of stock options
exercised.................................       --        --
--        --            --
  Transactions by pooled companies:
  Issuance of 332,196 shares of common
stock.............................       --        --           -
-        --            --

  Currency exchange
adjustment...........................................       --
--           --        --            --

  Unrealized gain on marketable securities, net of
taxes.................       --        --           --        --
--
  Net
income...........................................................
 ..       --         --          --        --            --

_______   _______    ________   _______   ____________
Balance, december 31,
1996...............................................   $   --    $
--    $     --   $    59   $        --

=======   =======    ========   =======   ============

Currency   Unrealized Retained    Total

Paid-in   Exchange   Gain on    Earnings  Stockholders'

Capital   Adjustment Marketable (Deficit)  Equity

Securities

_______   _______    ________   _______   ____________

Balance , December 31,
1993..............................................   $ 2,239   $
316    $     --   $  5,587  $     8,199
  Common stock options less deferred
compensation........................        --        --
--         --           55
  Accretion of put
option................................................        --
--          --      (111)        (111)
  Currency exchange
adjustment...........................................        --
(274)         --         --        (274)
  Transactions by pooled companies:
    Issuance of  2,389,563 shares of common
stock........................     1,046        --          --
--        1,048

  Net
income...........................................................
 ..        --        --          --      3,935        3,935

_______   _______    ________   ________  ____________
Balance December 31,
1994................................................     3,285
42          --      9,411       12,852
  Issuance of 100,592 shares of Class C common stock less 80,472 shares
    subject to put
option................................................        59
--          --         --           59
  Special compensation - option
issues...................................    34,707        --
--         --       34,625
  Accretion of put
option................................................        --
--          --       (213)        (213)
  Conversion of 20,263,458 shares of Class A, 10,660,000 shares of Class
    B, and 739,656 shares of Class C common into a single class of
    common stock due to
reincorporation..................................        --
--          --         --           --
  Issuance of 7,600,000 share of common stock, net of offering
expenses..    23,163        --          --         --
23,171
  Cancellation of the put option on 3,070,584
shares.....................     2,797        --          --
--        2,800
  Transaction by pooled companies:
    Issuance of 8,507,904 shares of common
stock.........................     5,519        --          --
--        5,527
  Currency exchange
adjustment...........................................        --
12          --         --           12

  Net
loss.............................................................
 ..        --        --          --    (13,453)     (13,453)

______   _______    ________   _________   ___________
Balance , December
31,1995...............................................    69,530
54          --     (4,255)      65,380
  Issuance of 5,982,220 shares of common stock, net of offering
expenses.    42,239        --          --         --       42,245
  Issuance of 1,719,642 shares of common stock for options
exercised.....        92        --          --         --
94
  Tax benefit of stock options
exercised.................................     5,040        --
--         --        5,040
  Transactions by pooled companies:
    Issuance of 332,196 shares of common
stock...........................       835        --          --
--          835

  Currency exchange
adjustment...........................................        --
1,257         --         --        1,257

  Unrealized gain on marketable securities, net of
taxes.................        --         --      1,017         --
1,017
  Net
income...........................................................
 ..        --         --         --     10,857       10,857

________   ________    _______   ________   ____________
Balance, December 31,
1996...............................................  $117,736
$1,311     $1,017    $ 6,602     $126,725

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

     On June 12, 1996, the Company acquired Teleaction S.A.
("Teleaction"), a
Spanish teleservicing company, through the payment of approximately $25 million for 69.2% of the capital stock, and an unconditional commitment (the "purchase price payable") to close the purchase of the remaining 30.8% in June 1998. The purchase price payable includes an unconditional commitment to pay a minimum of
1.4 billion Spanish pesetas (approximately $10.8 million US at acquisition) plus additional amounts of contingent consideration based upon the attainment of specified levels of earnings before interest, depreciation, and income taxes, as defined in the acquisition agreement. The Company has accounted for the transaction as an acquisition of all of the outstanding capital stock of
Teleaction because the Company has acquired the risks and rewards of ownership except for the contingent consideration, which has been accounted for as additional purchase price paid.

     Due solely to the contingent consideration provisions of the purchase agreement, the company granted certain protective rights to the holders of the remaining 30.8% of the capital stock of Teleaction (the "remaining shareholders") through the end of the contingency period in June 1998. Those protective rights require approval by five of the six board members (two of the
Board members are appointed by the remaining shareholders) or approval by the holders of 85% of the shares of Teleaction (which percentage would necessarily include some of the shares held by the ramaining shareholders) in order to take certain actions. Those actions include approval of the annual budget, declaration of dividends, prosecution of material litigation, entering into contracts outside the ordinary course of business, investing in other entities, licensing technology, issuing corporate guarantees and bonds, declaring bankruptcy, and changing auditors, among other actions. The Company believes that these protective rights do not prevent the Company from exercising unilateral control over all significant aspects of the operation of Teleaction.

The acquisition was accounted for using the purchase method of accounting.
Accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair values at the date of acquisition and the results of operation of Teleaction have been included in the consolidated results of operation since the date of acquisition. The Company has recorded goodwill of approximately $30.2 million for the excess of purchase price over net assets acquired as of December 31, 1996, including the additional acrual of contingent purchase price payable, which will be amortized over a period of 25 years.

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
                      ========     ==========    ==========

     The components of the provision for income tax expense
(benefit) consists
of:

(in thousands)
                               For The Years Ended December 31,
                              _________________________________
                               1994          1995         1996
                            _________    ___________    _________

    Current:
      Federal                  $1,560           3,804
$3,929
      Foreign                     719           1,681
4,529
      State                        65             141
(60)
                            _________     ___________
_________

                                2,344           5,626
8,398

     Deferred:
      Federal                     325         (12,203)
1,521
      Foreign                     (25)            (16)
302
      State                    (1,118)             --           -
-
                             _________      _________
________

                                 (818)        (12,219)
1,823

      Provision for income
              taxes           $ 1,526        $ (6,593)
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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                            (in
thousands)
                                                For The Years
Ended December 31,

_________________________________
                                                             1995
1996

______    _______

  Deferred tax assets:
   Accrued compensation and other liabilities              $
12,345  $  11,198
   Net operating loss and other credit carryforwards
2,065      2,558
   Depreciation and amortization
587         --
   Deferred tax items related to international operations
--        320
   Allowance for doubtful accounts
183        297

________    _______
 Total deferred tax assets                                 $
15,180  $  14,373

________    _______
  Deferred tax liabilities:
   Deferred tax items related to international operations
207      1,137
   Leased assets and depreciation                               -
-        640
   Unrealized gain on marketable securities                     -
-        523
   Other
94        374

______    _______

      Total deferred tax liabilities
301      2,674

______    _______

      Net deferred tax asset                              $
14,879  $  11,699

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