Form 10-K/A
period 1996-12-31
SITEL CORP
filed 1997-11-19
CIK 943820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 2
         (Mark one)

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

This 10-K consists 29 of pages.

                                     PART I
                                     ______

The registrant hereby amends Part 1, Item 8 of its Form 10-K/A for year ended December 31, 1996 to correctly tag certain columns.

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

Date:  November 19, 1997                                 SITEL Corporation

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

James F. Lynch*
______________________        Chairman of the Board            November 19, 1997
James F. Lynch                and Director

/s/ Michael P. May
______________________        Chief Executive Officer          November 19, 1997
Michael P. May

Barry S. Major*
______________________        Executive Vice President-Finance November 19, 1997
Barry S. Major                Chief Financial Officer
                              (Principal Financial Officer)
/s/ Alan G. Siemek
_______________________       Corporate Controller             November 19, 1997
Alan G. Siemek                (Principal Accounting Officer)

Henk P. Kruithof*
_______________________       Executive Vice Chairman          November 19, 1997
Henk P. Kruithof              and Director

Bill L. Fairfield*
_______________________       Director                         November 19, 1997
Bill L. Fairfield

Kelvin C. Berens*
_______________________       Director                         November 19, 1997
Kelvin C. Berens

George J. Kubat*
_______________________       Director                         November 19, 1997
George J. Kubat


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