Form 10-K
period 1997-12-31
SITEL CORP
filed 1998-03-30
CIK 943820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
             (Mark one)

               [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the year ended December 31, 1997

               [   ]          Transition Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission File Number 1-12577
                                SITEL CORPORATION
                     (Exact name of registrant as specified
              MINNESOTA                                  47-0684333
      (State or jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                  Identification No.)
                           111 SOUTH CALVERT, STE 1910
                              BALTIMORE,  MD  21202
                                 (410) 659-5700
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                  ____________________________________________
           Securities Registered Pursuant to Section 12(b) of the Act:
      Title of Each Class             Name of Each Exchange On Which Registered
  COMMON STOCK, $.001 PAR VALUE             THE NEW YORK STOCK EXCHANGE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 was $411,569,556 based upon the closing price of $10.125 for such stock as reported by the New York Stock Exchange on
such date.   Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates".

     As of March 16, 1998, the Company had 63,309,055 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1998, are incorporated into Part III.
This 10-K consists of 53 pages.  The Exhibit index is on page 24.

                                     PART I
                                     ______


ITEM 1.  BUSINESS


GENERAL

     SITEL is a global leader in providing outsourced telephone and Internet-based customer service and sales programs on behalf of large corporations. The Company handles calls in over 25 languages and dialects from more than 12,500 workstations in over 70 call centers located in North America, Europe, Asia Pacific and Latin America (see Note 12 to the Consolidated Financial Statements for information regarding revenue, operating income (loss) and identifiable assets attributable to geographic areas in which the Company operates). SITEL communicates directly with its clients' customers primarily by responding to customer-initiated telephone calls and electronic mail and by making Company-initiated calls. Approximately 60% of the Company's revenues are currently generated by customer service programs, including technical support activities, with the remainder generated primarily by sales programs and, to a lesser extent, by consulting services. The Company currently provides services to over 400 clients, principally in the insurance, financial services, telecommunications, technology, media and entertainment, utilities, consumer, automotive and travel and hospitality industries. The Company has organized its business divisions to reflect the specific industries in which its clients do business. SITEL was organized in 1985 as a Minnesota corporation.

INDUSTRY OVERVIEW

     Industry sources and the Company estimate that worldwide expenditures on call center activity exceed $160 billion annually. These activities include customer service programs such as technical support, responding to billing inquiries, answering customer questions regarding product information and credit card fraud protection as well as sale programs such as handling product orders, activating credit cards and soliciting orders. These expenditures have grown substantially with the proliferation of toll-free phone numbers and direct marketing, the development of new database, networking and communications technologies, the reduction in telecommunications costs and the development of new modes of communication, such as the Internet. Much of the industry's recent growth has resulted from higher consumer expectations for readily accessible customer service and support. At the same time, companies have recognized the benefit of communicating directly with their customers.

     The outsourced portion of the overall teleservices market has grown significantly since 1984, as a result of corporations' shifting their teleservices operations from in-house operations to outsourced providers. Although outsourced applications are increasing their share of the overall teleservices market, the vast majority of call center activities are still performed in-house. An industry analyst estimates that in 1999, the outsourced portion of the U.S. teleservices industry will be approximately $20 billion, up from $5.7 billion in 1995. Competition for this outsourced teleservicing business is fragmented. Most independent providers of telephone-based services are small, single facility operations that do not have the scale, expertise, or technological resources necessary to serve effectively the sustained, and increasingly complex, teleservicing needs of large corporations. Few of the Company's competitors have significant international or multilingual capabilities.

     The advantages of teleservicing include low cost per call, direct interaction with customers and on-line access to detailed customer or product information to immediately respond to customer inquiries. Significantly, even when a customer chooses not to make a purchase, a customer conversation with a teleservices agent often permits the client to learn more about the customer's decision-making process and to update customer information in the client's database. As a result of these advantages, teleservicing has become one of the fastest growing forms of direct marketing and customer service.

COMPANY STRENGTHS

The Company believes its market leadership is attributable primarily to the following factors:

     Longstanding Relationships With Large Corporate Clients. SITEL's client base consists primarily of large corporations, including Allstate Insurance, America Online, American Express, Banco Santander, British Gas, First USA, GTE, General Motors Acceptance Corporation and Microsoft. These clients provide SITEL with recurring revenues due to their ongoing customer service and sales requirements. The Company's 20 largest clients in 1997 have utilized the Company's services for an average of approximately five years. The Company's longstanding relationships with these clients often lead to additional business opportunities as these corporations continue to outsource more of their teleservicing activities worldwide. By emphasizing long-term relationships, the Company seeks to improve its profitability and service levels by (i) improving the predictability of its facility and labor utilization, (ii) providing more in-depth employee training on specific client programs and industry issues and
(iii) continually developing technological and process improvements to better serve clients.

     Diverse Client Base. SITEL serves a large number of clients within a diverse number of industries. In 1997, SITEL's largest client accounted for less than 10% of the Company's revenues. The Company's more than 400 clients provide significant opportunities to increase business from the existing client base. The Company has historically generated most of its internal growth from existing clients.

     Worldwide Presence. SITEL believes it has the most extensive international capabilities of any teleservices company, which provides it with a competitive advantage as the Company's clients and other large multinational corporations expand into new worldwide markets and outsource their call center activities to global providers. The Company conducts teleservicing programs in over 25 languages and dialects in over 70 call centers in North America, Europe, Asia Pacific and Latin America.

     Industry Specialization. SITEL organizes its activities along industry lines. SITEL believes this industry-focused strategy is a competitive advantage because it permits the Company's managers to better understand industry-specific issues and to use that understanding in the design of solution-oriented teleservicing programs. SITEL focuses its business development efforts on leading companies in its targeted industries.

     Decentralized Operations and Global Coordination. SITEL employs a decentralized operating structure in order to be more flexible and responsive to each client's requirements and to aggressively seek new large corporate clients. Each operating unit has its own management team and sales organization with complete profit and loss responsibility, dedicated facilities and a full complement of information technology, finance and human resources professionals. In addition to shifting decision making closer to the client, this decentralized structure enables SITEL's senior executives to focus on setting strategic direction for the Company as a whole.

     Sophisticated Call and Data Management Technology. SITEL makes extensive use of sophisticated call management technology, including proprietary and licensed computer software, automated call distributors, predictive dialers, computer-integrated telephony, digital switches and the Internet. This technology provides SITEL the capacity to handle calls and electronic messages in many languages, to process vastly differing amounts of product and service information and to distribute call volumes and data throughout the Company's international network of call centers. The Company also has considerable in-house information technology expertise, which allows it to integrate its call centers directly with its clients' databases, including those contained in legacy computer systems.

     Employee Ownership. As of January 31, 1998, approximately 2,700 SITEL employees and managers worldwide owned common stock or options to acquire common stock, representing approximately 56% of the fully-diluted common stock. Management believes that this significant employee ownership and the Company's incentive compensation plans, coupled with SITEL's decentralized operations, promote quality client service, increased focus on achieving growth and profitability goals, higher employee productivity and the successful integration of acquired businesses.

BUSINESS STRATEGY

     SITEL believes there are significant opportunities to expand its business on a worldwide basis as it takes advantage of the global trend toward the outsourcing of call center activities. The key elements of the Company's business strategy are:

     Increase Revenues Worldwide From Existing Clients. Historically, most of the Company's internal growth has resulted from existing clients, and management believes this remains SITEL's greatest growth opportunity, given the number and diversity of premier corporations in SITEL's client base. The Company seeks to increase revenues from existing clients by earning additional outsourcing opportunities as they arise, by obtaining work from other business units of clients on a worldwide basis and by developing new teleservicing applications that clients can use to increase the value of their customer relationships. The Company's global presence and multilingual capabilities enable its multinational clients to consolidate their call center activities with SITEL.

     Obtain New Clients Within Targeted Industry Specializations. Through its industry specialization, the Company has developed considerable expertise in its targeted industries. These industries are characterized by large, often multinational corporations with significant customer bases, many of whom rely on call centers for a substantial portion of their customer service and sales needs. SITEL believes there are significant growth opportunities for each of its business units as they target companies seeking to outsource their teleservicing programs.

     Create New Value-Added Call Center Applications. SITEL regularly seeks to offer its clients new value-added call center services either as new offerings to its client base or as a new application within a targeted industry. The Company believes that creating new value-added services will increase the average account size and, more importantly, strengthen the relationships between SITEL and its clients. For example, in 1996, the Company first offered accounts receivable management to its financial services clients and, in 1997, expanded that service to telecommunications and utilities clients. In addition, the Company and Lucent Technologies have jointly developed and are currently demonstrating an Internet Call Center. This technology permits consumers and call center agents to speak with one another and exchange data through a single Internet connection.

     Continue Reinvestment in the Business. SITEL continues to reinvest in the infrastructure required to manage a large global operation and to take advantage of future opportunities. SITEL believes these investments are necessary to support the Company's continued growth and to maintain its ability to provide efficient and profitable worldwide call center services. SITEL is currently establishing operations in several new markets, such as France and Colombia, to service recently awarded contracts, to provide increasingly global service for existing clients and to attract new clients. The Company expects to enter other markets in 1998, including Brazil and Argentina. SITEL also funds efforts to incubate potential new growth opportunities in industries not currently served by the Company.

     Continue Making Selected Acquisitions. Through selected strategic acquisitions, SITEL seeks to expand its geographic coverage as well as add new industry expertise and services. The Company targets companies with strong senior management teams and considers the addition of talented management a major benefit of making acquisitions. Other criteria used by the Company to evaluate potential acquisitions include service quality, industry focus, diversification of client base, operating characteristics, and geographic coverage.

CLIENT SERVICE AND INDUSTRY SPECIALIZATION

     SITEL seeks to provide its clients appropriate programs to satisfy their teleservicing needs. Accordingly, the Company provides a complete range of services from customer acquisition (sales calls, handling requests for information and order taking) to customer loyalty and retention programs (customer service, technical support and credit card fraud detection). The Company integrates various services to create teleservicing solutions tailored to its clients' needs:

                  CUSTOMER SERVICE PROGRAMS
                  ________________________

  * providing technical help desk, product or service support
  * responding to billing and other account inquiries
  * dispatching service technicians
  * activating product or service upgrades
  * updating customer address, telephone, and other data
  * registering warranty information
  * contacting delinquent accounts
  * providing after-hours customer service
  * responding to electronic mail inquiries
  * verifying credit card charges to detect possible fraud

                       SALES PROGRAMS
                       ______________

  * providing consumer sales and marketing
  * conducting business-to-business sales and marketing
  * conducting lead generation
  * processing and providing information requests
  * direct response marketing
  * activating credit cards
  * capturing inbound orders

Descriptions of representative services provided to clients by industry include:

     Insurance. The Company provides a broad range of services to the insurance industry, from direct marketing of non-underwritten insurance products such as hospital accident protection, hospital indemnity protection, health care discount plans, mechanical breakdown and credit protection. SITEL provides customer service activities such as sales support, after hours agent support, emergency road-side assistance, claims processing and full back-office support. The Company also offers sales and service activities for fully underwritten products such as term life, automobile and homeowners' insurance as well as tax-deferred annuities.

     Financial Services. The Company works primarily with major banks, leasing companies, credit card issuers, mutual fund companies, brokerage firms, mortgage companies and other financial institutions. SITEL provides customer service activities such as answering questions regarding lease terms, handling service requests, arranging credit card balance transfers, taking and processing loan applications, and making accounts receivable management and fraud prevention calls. SITEL also conducts sales activities on behalf of clients such as merchant and customer acquisition, account retention and renewal, lead generation and appointment scheduling. These sales and customer service activities are increasingly becoming integrated. Recently, the Company entered into a large multi-year contract to handle virtually all call center activity in Latin America for a major international bank.

     Telecommunications. The Company works primarily with domestic and international long distance providers, local exchange carriers and cellular and PCS providers. SITEL provides a full range of sales and customer service activities, including account management, fulfillment, facilities management, new product launch and database management. The Company provides these services for product lines such as access lines, vertical services, Internet access, long distance, cellular, PCS and ISDN data services.

     Technology. The Company works primarily with computer hardware manufacturers, software publishers, Internet service providers and large corporations supporting their in-house or external technical support requirements. SITEL provides technical sales, technical support and customer support services including, product launches, complete sales and account management programs, strategic product support, corporate help desk, warranty or post-warranty support and sunset product support. The Company provides these support services through traditional call handling as well as alternative electronic methods such as e-mail, advanced integrated voice response, automated self-help tools and computer telephony integration.

     Media and Entertainment. The Company provides sales and customer service to "new media" markets, such as online service providers, satellite television service providers and CD-ROM and video providers. The Company's clients also include traditional media, such as newspaper publishers, major magazine publishers, book clubs and music clubs. Services include subscription renewal, customer acquisition, subscription reactivation and customer service.

     Utilities. The Company provides telephone and Internet-based services to public and private energy companies, including electric power, natural gas, water and integrated energy providers. SITEL provides customer acquisition, customer service, direct sale and cross-sale activities, brand development, loyalty campaigns, database management and development and call center consulting services.

     Consumer. SITEL works with leading consumer products companies and retailers worldwide in responding to customer inquiries, developing and launching new product and sales campaigns, managing product recalls, performing quality surveys and market analyses.

     Automotive. The Company's clients include major automobile manufacturers, for which SITEL answers inquiries generated by media and advertising, conducts customer satisfaction surveys and provides lead generation and qualification. Increasingly, these activities are linked to other industry sectors, such as insurance. For example, the Company offers automobile insurance to purchasers of new and used vehicles.

     Travel and Hospitality. The Company works with major airline and hotel companies in handling reservation and customer service calls.

     In addition to integrating various services, the Company provides consulting services to its clients to enable them to improve the productivity of their internal call centers.

INFORMATION TECHNOLOGY

     SITEL is introducing a common set of services across its industry-specialized business units so that the Company can better perform global work for its clients and access its worldwide customer contacts more readily. SITEL uses industry-standard software from Microsoft and Oracle across its business units. Within industry sectors, SITEL uses industry-specific call processing application systems. SITEL has designed and implemented client (or industry) specific applications to provide highly customized solutions to clients' specific requirements. SITEL also utilizes a state-of-the-art technology platform (UNIX and NT architecture) with Windows 95 and NT-based Compaq and IBM workstations, predictive dialers and automated call distributors. SITEL representatives have the tools to initiate and receive effectively and efficiently millions of service transactions per month.

PERSONNEL AND TRAINING

     Management believes one of its core competencies is managing its diverse, worldwide workforce. SITEL places great emphasis on recruiting, training and retaining its employees. The Company seeks to locate call centers in communities and cities with favorable workforce demographics and populations with necessary language skills.

     The Company offers extensive in-house classroom and on-the-job training programs for its personnel, including instruction on the industries which SITEL serves and on proper call center techniques. For example in the United States, the Insurance Division offers on-site, state approved insurance licensing and continuing education classes for SITEL insurance agents. The amount of classroom and on-the-job training before an employee can qualify to take the insurance agent licensing examination is approximately 150 hours. The Company encourages employee self-development and usually promotes individuals from within the organization.

     As of December 31, 1997, SITEL had over 18,000 employees, of which over 14,000 were service representatives. None of SITEL's employees in the North American, Asia-Pacific or Latin American regions is represented by a labor union. In the Company's European region, employees in Belgium and Spain are represented by government-sponsored collective bargaining contracts. SITEL considers its relations with its employees to be good.

COMPETITION

     SITEL is one of the largest global teleservices companies in the world. Other large teleservices companies include APAC TeleServices Inc., MATRIXX Marketing Inc., Stream International Holdings Inc., Sykes Enterprises Inc., Teleperformance International Group, TeleTech Holdings, Inc. and West TeleServices Corporation. The teleservices industry is extremely competitive and fragmented, and most independent teleservicers are small, single facility operations. The Company also competes with in-house teleservices departments throughout the world. In-house departments providing direct sales and customer service functions continue to comprise by far the largest segment of the teleservices industry. Additional competitors with greater resources than the Company may enter the teleservices industry. The Company also competes with direct mail, television, radio and other advertising media.

GOVERNMENT REGULATION

     In the United States, the Federal Trade Commission (the "FTC") and many states regulate teleservices. The European Union (the "EU") has yet to enact a detailed regulatory framework for this industry.

     In the United States, the federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibits teleservices firms from initiating telephone solicitations to residential telephone subscribers during certain times, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the TCPA requires telemarketing firms to maintain a "do not call" list of residential customers. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorized the FTC to issue regulations prohibiting misrepresentation in telemarketing sales. The FTC issued telemarketing sales rules which became effective December 31, 1995. Generally, these rules prohibit misrepresentation regarding the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. The Company believes that it is in compliance with the TCPA and the FTC's rules. The Company trains its telephone service representatives to comply with the TCPA and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on SITEL's "do-not-call" list.

     The industries served by the Company's divisions are also subject to varying degrees of government regulation. Generally, the Company relies on its clients and their advisors to develop the scripts to be used by SITEL in making consumer solicitations. The Company generally requires its clients to indemnify SITEL against claims and expenses arising with respect to the Company's services performed on its clients' behalf. The Company has never been held responsible for regulatory noncompliance by a client. SITEL employees who complete the sale of certain U.S. insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, which are currently provided in-house by the Company.

     The teleservices industry, consumer groups and regulatory and legislative bodies are increasingly concerned about "right of privacy" issues as technological advances have dramatically increased the availability of information about consumers. It is possible that laws or regulations may be enacted which would, among other things, limit the amount of consumer data that may be obtained or how this data may be used in other teleservice activities. The Company is unable to predict whether or when any such laws or regulations will be enacted or, if they are, in what countries they will be enacted. It is possible that laws or regulations would require the teleservices industry, including the Company, to modify its methods of consumer data collection and use.

QUARTERLY RESULTS AND SEASONALITY

     The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' teleservicing campaigns and the commencement of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. The Company experiences periodic fluctuations related to both the start-up costs associated with expansion into a new region and the implementation of clients' teleservicing activities. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies which often occurs at the beginning of the year.

ITEM 2.  PROPERTIES


     The Company's executive offices are located in Baltimore, Maryland.

     As of December 31, 1997, the Company operated call centers in various leased facilities and on client premises and utilized the services of remote operations sites in various locations as follows:

                                         Number of     Number of
Facility Location                        Facilities  Workstations
_________________                        __________  ____________

Australia                                         2           231
Belgium                                           2           400
Canada                                            3           268
Colombia                                          1           100
France                                            1            30
Germany                                           1           425
Hong Kong                                         1            19
Ireland                                           1            70
Japan                                             1            72
Mexico                                            2           600
Portugal                                          1            60
Singapore                                         1            45
Spain                                             7         2,176
Sweden                                            1           100
United Kingdom                                    6         1,630
United States                                    38         5,708
United States-OPS                                13           337
                                         __________   ____________
     Totals:                                     82         12,271
                                         ==========   ============

     SITEL contracts with a number of remote operations sites ("ROPS") which are owned and operated by independent third parties and are used by SITEL to meet a portion of its teleservicing needs.

     The Company believes its current facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. SITEL believes suitable additional or alternative space will be available as needed on commercially reasonable terms. The Company's policy is to rent call center space although it has from time to time built or purchased facilities and subsequently sold them in sale-leaseback transactions.


ITEM 3.  LEGAL PROCEEDINGS


     From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a materially adverse effect on the Company's results of operations or financial condition, if decided adversely to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1997.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are:

     Name                        Age Position
     ____                        ___ ________

     James F. Lynch...........    48 Chairman of the Board and Director
     Henk P. Kruithof.........    61 Executive Vice Chairman and Director
     Michael P. May...........    48 Chief Executive Officer and Director
     Phillip A. Clough........    36 President
     Barry S. Major...........    41 Executive Vice President-Finance, Chief
                                     Financial Officer and President-SITEL
                                     North America

     Mr. Lynch founded SITEL in 1985 and has served as Chairman and a director since its inception. From SITEL's inception to January 1997, Mr. Lynch served as Chief Executive Officer. Prior to founding SITEL, he served as President of HQ800, Inc., a subsidiary of United Technologies that provided telemarketing services to third parties. SITEL was formed when Mr. Lynch negotiated the purchase of the assets of HQ800 from United Technologies. From 1980 to 1984,
Mr. Lynch served as Director of Sales and Marketing for WATTS Marketing of America, a former subsidiary of First Data Resources, a credit card processing firm. WATTS is now part of MATRIXX Marketing Inc., a provider of telemarketing services.
     Mr. Kruithof has served as Executive Vice Chairman and a director since October 1996. Mr. Kruithof is also the Chairman of SITEL Europe plc (formerly Mitre plc, which merged with SITEL in September 1996). Mr. Kruithof co-founded Mitre plc in 1992 and its predecessor Merit Direct Limited in 1985, and served as their Chairman since inception. Prior to founding Mitre plc and Merit Direct Limited, Mr. Kruithof started a number of businesses in various industry sectors and has extensive experience in managing international businesses.
     Mr. May has served as Chief Executive Officer of SITEL since January 1997. Mr. May previously served as President of SITEL since June 1996 and as an Executive Vice President since October 1992, when SITEL acquired May Telemarketing, Inc., which Mr. May founded in 1985. Prior to founding May Telemarketing, he was a director, executive officer and treasurer between 1976 and 1982 of Applied Communications, Inc., a publicly-traded software products company, now known as Transaction Systems Architects, Inc.
     Mr. Clough became President of SITEL in January 1997. Between 1990 and January 1997, Mr. Clough served as an investment banker with Alex. Brown & Sons Incorporated, most recently as Principal, focusing on a variety of consumer and business services companies, including teleservices companies.
     Mr. Major has served as Executive Vice President-Finance and Chief Financial Officer since June 1996 and prior thereto as Senior Vice President-Finance since October 1995. Between 1985 and 1995, Mr. Major served in various executive positions with American National Corporation, a bank holding company, most recently as President. In August, 1997, he became President-SITEL North America and remains Chief Financial Officer pending the appointment of a new Chief Financial Officer.
                                     PART II
                                     _______


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


     The Company's common stock was traded on the NASDAQ National Market under the symbol "SITL" from the Company's initial public offering on June 8, 1995, until December 31, 1996, when the common stock began trading on the New York Stock Exchange under the symbol SWW. The following table sets forth, for the quarter indicated, the high and low closing sale prices of the common stock as reported by the NASDAQ National Market through December 30, 1996, and by the New York Stock Exchange thereafter. The prices below reflect two-for-one stock splits effective May 13, 1996 and October 21, 1996.


                                HIGH              LOW
           1996
           ___________________________________________
           First Quarter    $  11.44         $    6.44
           Second Quarter   $  20.69         $   10.38
           Third Quarter    $  23.88         $   14.28
           Fourth Quarter   $  25.38         $   12.75

           1997
           ___________________________________________
           First Quarter    $  20.50         $   13.00
           Second Quarter   $  20.63         $    9.88
           Third Quarter    $  19.00         $   10.06
           Fourth Quarter   $  10.44         $    8.19


     As of December 31, 1997, SITEL had 63,099,597 shares of common stock outstanding and 410 record holders of the Company's common stock.

     SITEL Corporation has not declared or paid any cash dividends on its common stock since its inception, and the Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


     The following table presents selected historical financial data for the Company. The selected income statement data for the years ended December 31, 1994, 1995, 1996 and 1997 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected income statement data for the year ended December 31, 1993, and the selected balance sheet data at December 31, 1993 and 1994, are derived from the unaudited consolidated financial statements of the Company although such information has been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto, included elsewhere herein.


                                                          YEARS ENDED DECEMBER 31,
                                                          _______________________

                                           1993       1994        1995         1996         1997
                                         ________   ________   _________    _________    _________
                                                   (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues................................    $76,772   $116,757    $187,215     $312,750     $491,474
Cost of services........................     42,098     63,268     101,617      163,717      270,942
Selling, general and administrative
 expenses...............................     31,355     48,254      69,213      120,695      185,589
Special compensation expense (1) .......         --         --      34,585           --           --
Restructuring expenses (2) .............         --         --          --           --       15,681
                                          _________   ________   _________    _________    _________
                                                                        _
Operating income (loss) ................      3,319      5,235     (18,200)      28,338       19,262
Transaction related expense (3) ........         --         --          --        6,988           --
Interest expense, net...................        937        834         702          227        5,096
Other income (expense) .................      1,922      1,443         118           32          126
                                          _________   ________   _________    _________    _________
Income (loss) before taxes and minority
 interest...............................      4,304      5,844    (18,784)       21,155       14,292
Income tax expense (benefit) ...........      1,261      1,526     (6,593)       10,221       11,306
Minority interest.......................        278        383      1,262            77          174
                                          _________   ________   _________    _________    _________
Net income (loss) ......................     $2,765     $3,935   $(13,453)      $10,857       $2,812
                                          =========   ========   =========    =========    =========
Income (loss) per common share:
Basic...................................      $0.09      $0.12     $(0.33)        $0.19        $0.05
Diluted.................................      $0.06      $0.09     $(0.29)        $0.16        $0.04

Weighted average common shares
outstanding(4):
Basic...................................     32,090      33,906      40,565      57,793       61,764
Diluted.................................     44,013      45,829      46,477      65,929       68,811

Balance Sheet and Other Data:
EBITDA(5)...............................     $7,831     $10,576     $23,975     $43,763      $63,630
Depreciation and amortization(6)........      4,512       5,341       7,090      13,256       28,687
Working capital (deficit) ..............       (151)      5,110      24,182      36,836       39,545
Total assets............................     29,044      48,177     100,960     211,684      385,880
Long-term debt, net of  current               3,172       8,183       4,305       4,861      115,488
 portion................................
Stockholders' equity....................      8,105      12,702      65,380     126,725      158,388

___________

(1) Represents a non-recurring, non-cash compensation expense incurred in February 1995 resulting from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options. Excluding the special compensation expense and a one-time forgiveness of debt of $0.5 million owed by two stockholders, operating income, net income, basic income per share and diluted income per share would have been $16.9 million, $9.7 million, and $0.24 and $0.21, respectively, for 1995.

(2) Represents a non-recurring restructuring expense and a writedown of SITEL's Telebusiness business unit of $5.2 million and $10.5 million, respectively, for the year ended December 31, 1997. Excluding those non-recurring operating expenses, operating income, net income, basic income per share and diluted income per share would have been $34.9 million, $18.5 million, $0.30 and $0.27, respectively for 1997.

(3) Represents a non-recurring expense resulting from the acquisitions of Mitre plc and National Action Financial Services, Inc. accounted for as pooling of interests transactions. Excluding certain one-time operating expenses and the transaction related expenses, operating income, net income, basic income per share and diluted income per share would have been $30.5 million, $19.5 million, $0.34 and $0.30, respectively, for 1996.

(4) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of weighted average common shares used in computing net income (loss) per share.

(5) EBITDA represents the sum of earnings (loss) from continuing operations before non-recurring or extraordinary items, income taxes, interest expense, interest income, depreciation and amortization. EBITDA is presented because management believes it provides useful information regarding a company's ability to incur and/or service debt. EBITDA should not be considered in isolation or as a substitute for consolidated net income, cash flows, or other income or cash flow data prepared in accordance with generally accepted accounting principles ("GAAP") or as a measure of a Company's profitability or liquidity. $0.5 million of non-recurring debt forgiveness in 1995 and $2.2 million of non-recurring compensation expenses in 1996 have been excluded from the EBITDA calculation.

(6) Excludes amortization of deferred debt expense that is included in interest expense.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     SITEL was founded in 1985 by its current chairman, James F. Lynch, in Omaha, Nebraska. SITEL completed its initial public offering of common stock in 1995, and was the first major independent publicly-held company in the teleservices industry. In 1996, the Company began its international expansion with acquisitions in Canada and Spain (which also included operations in Portugal) and, in particular, with the merger with Mitre plc ( "Mitre" or the "Mitre Merger") which was completed in September 1996. At the time of the Mitre Merger, Mitre had operations in the United Kingdom, Belgium and Japan and was in the final stages of completing plans to enter Singapore, Hong Kong and Germany. In 1997, SITEL entered Australia, New Zealand, Sweden and Ireland through acquisitions; entered Mexico and Colombia through the joint venture with Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE"); and entered France on the basis of a client contract. In 1996 and 1997, the Company also completed acquisitions that gave it the capability to offer accounts receivable management, consulting and technical support services.

     The Mitre Merger was accounted for as a pooling of interests, and accordingly the financial results of the Company for 1995 and 1996 have been restated as if SITEL and Mitre were operated as a single company throughout these periods. The results for these periods have also been restated to reflect the 1996 acquisition of National Action Financial Services, Inc. ("NAFS"), which was also accounted for as a pooling of interests.

     Following the Mitre Merger, SITEL implemented a strategy to coordinate its operations on a global basis in order to better serve the needs of its multinational clients. A key element of this strategy in 1997 was to implement a matrix organization structure which includes: (i) senior management teams for each of the operating regions (North America, Europe, Asia Pacific and Latin America) to closely monitor the operation of the business units; (ii) a Global Business Development organization to seek out large call center outsourcing opportunities in the Company's targeted industries; (iii) industry sector teams to transfer best practices and cross-sell clients of one SITEL region to another; and (iv) an intranet to make SITEL's proprietary knowledge more readily available to its employees. The costs to integrate and coordinate its global operation are not reflected in the Company's pre-1997 financial results, as they were first incurred in 1997 and will occur in the future. The Company believes that, as of the end of 1997, most of the basic infrastructure needed to manage and coordinate its global operation had been established although the Company will regularly seek to add depth and talent to its management team as the business expands.

     The Company expects to enter fewer new markets in 1998 as a percentage of total markets served than it did in 1997 and expects to consummate fewer acquisitions in 1998 than it did in 1997, although management will continue to be opportunistic.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated.

                                                 1995        1996       1997
                                                ______      ______     ______
Revenues....................................    100.0%      100.0%     100.0%
Operating expenses:
   Cost of services.........................     54.3        52.3       55.1
   Selling, general and administrative
    expenses................................     37.0        38.6       37.8
   Special compensation expense.............     18.4  (a)     --         --
   Restructuring expenses...................       --          --        3.2 (d)
                                                _____       _____      _____
    Operating income (loss).................     (9.7) (b)    9.1 (c)    3.9 (e)
Transaction related expenses................       --         2.2         --
Interest expense, net.......................      0.4         0.1        1.0
Other income................................      0.1          --         --
                                                _____       _____      _____
    Income (loss) before income taxes and
    minority interest.......................    (10.0)        6.8        2.9
Income tax expense (benefit)................     (3.5)        3.3        2.3
Minority interest...........................      0.7          --         --
                                                _____       _____      _____
    Net income (loss) ......................     (7.2)%(b)    3.5%(c)    0.6%(e)
                                                =====       =====      =====
___________

(a) Represents a non-recurring, non-cash compensation expense incurred in February 1995, resulting from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options. See Note 9 to Consolidated Financial Statements.

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

(d) Represents non-recurring restructuring expenses of 1.1% ($5.2 million) and a write down of the Company's investment in its Telebusiness business unit of 2.1% ($10.5 million).

(e) Excluding the restructuring expense of 3.2% and the related tax effects, operating income and net income would have been 7.1% and 3.8% respectively, for 1997.

1997 Compared to 1996

     Revenues. Revenues increased $178.7 million, or 57.1%, to $491.5 million in 1997 from $312.8 million in 1996. Of this increase, $36.0 million was attributable to services initiated for new clients, $101.5 million was attributable to increased revenues from existing clients and $41.2 million was attributable to revenues from businesses acquired after the start of 1997 under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

     Cost of Services. Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities. Cost of services increased $107.2 million, or 65.5%, to $270.9 million in 1997 from $163.7 million in 1996. As a percentage of revenues, cost of services increased to 55.1% in 1997 from 52.3% in 1996. This increase was primarily due to the start up operations in the Asia Pacific region and to the Company's Spanish operations which implemented a new compensation plan in 1997. This plan has the corresponding effect of decreasing selling, general and administrative expenses in Spain.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations, including costs of management, administration, facilities expenses, depreciation and maintenance, amortization, sales and marketing activities and client support services. Selling, general and administrative expenses increased $64.9 million, or 53.8%, to $185.6 million in 1997 from $120.7 million in 1996. This increase was primarily a result of the Company's continued growth both internally and through acquisition, including additional goodwill amortization expense of $1.8 million related to purchase acquisitions in 1997, and also includes the Company's efforts to establish the matrix organizational structure needed to manage a global business. As a percentage of revenues, selling, general and administrative expenses decreased to 37.8% in 1997 from 38.6% in 1996. Excluding certain non-recurring operating expenses incurred in 1996 related to an acquisition, these expenses decreased slightly as a percentage of revenue in 1997 from 37.9% of revenues in 1996.

     Restructuring Expenses. The Company recorded non-recurring restructuring expenses and a write down of its investment in its Telebusiness business unit of $5.2 million and $10.5 million, respectively, in 1997. The restructuring expenses related to the closing of underperforming call centers and redundant administrative buildings as well as severance and other costs associated with reorganizations of business units primarily in Europe and North America. These reorganizations will allow the Company to operate more efficiently as a global business and will require the settlement of approximately $4.6 million of liabilities in future periods, offset by estimated tax benefits of $1.6 million. The write down of the investment in the Telebusiness business unit, which is predominantly a non-cash charge, relates to the Company's decision to pursue a new joint-venture equity partner in the Asia Pacific region. The joint-venture agreement with Lend Lease Corporation Limited of Sydney, Australia, which was announced by the Company in January 1998, excludes the Telebusiness business unit.

     Operating Income. Operating income decreased $9.0 million, or 32.0%, to $19.3 million in 1997 from $28.3 million in 1996. Excluding the restructuring expenses in 1997 and the non-recurring operating expenses in 1996, operating income increased $4.4 million or 14.5% to $34.9 million in 1997 from $30.5 million in 1996. The increase was primarily attributable to the increase in revenues noted earlier, partially offset by the increased expenses attributable to those revenues and the efforts to establish the matrix organization noted above. As a percentage of revenue, operating income decreased to 7.1% in 1997 from 9.8% in 1996 excluding the restructuring expenses in 1997 and the non-recurring operating expenses in 1996. This decrease was primarily due to the higher cost of services as a percentage of revenues in 1997 compared to 1996, as described above.

     Interest Expense, Net. Net interest expense increased to $5.1 million in 1997 from $0.2 million in 1996. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

     Income Tax Expense. Income tax expense increased to $11.3 million in 1997 from $10.2 million in 1996. The income tax expense as a percentage of income before taxes and minority interest was 79.1% in 1997 and 48.3% in 1996 primarily due to non-deductible restructuring expenses (primarily impairment losses on goodwill) and write downs of state incentive tax credits in 1997 and non-deductible transaction related expenses in 1996.

     Net Income. Net income decreased $8.0 million to $2.8 million in 1997 from $10.9 million in 1996. Excluding the restructuring expenses and related tax effects in 1997 and the non-recurring operating expenses in 1996, net income decreased $1.0 million to $18.5 million in 1997 from $19.5 million in 1996. The decrease was primarily due to increased interest and tax expense offset partially by an increase in operating income.

1996 Compared to 1995

     Revenues. Revenues increased $125.6 million, or 67.1%, to $312.8 million in 1996 from $187.2 million in 1995. Of this increase, $35.4 million was attributable to services initiated for new clients, $56.8 million was attributable to higher revenues from existing clients and $33.4 million was attributable to revenues from businesses acquired under the purchase method of accounting. Excluding revenues from Teleaction S.A. ("Teleaction"), revenues in 1996 increased 52.3%. Revenues from existing clients increased 30.3% primarily as a result of higher calling volumes.

     Cost of Services. Cost of services increased $62.1 million, or 61.1%, to $163.7 million in 1996 from $101.6 million in 1995. As a percentage of revenues, cost of services decreased to 52.3% in 1996 from 54.3% in 1995. This decrease was primarily attributable to higher capacity utilization of the Company's call centers.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased $51.5 million, or 74.4%, to $120.7 million in 1996 from $69.2 million in 1995 primarily as a result of increased expenses attributable to new Company-operated facilities, additional staff to support the Company's higher calling volumes in 1996, and certain non-recurring acquisition related operating expenses. Excluding the non-recurring expenses, as a percentage of revenues, these expenses increased to 37.9% in 1996 from 37.0% in 1995. This percentage increase was primarily attributable to the Company's investment in new industry efforts and additional resources being required to further develop international expansion.

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

     Interest Expense, Net. Net interest expense decreased to $0.2 million of interest expense, or 0.1% of revenues, in 1996 from $0.7 million of interest expense, or 0.4% of revenues, in 1995 due to increased investment income.

     Income Tax Expense (Benefit). The income tax expense (benefit) as a percentage of income (loss) before income taxes and minority interest increased to 48.3% in 1996 from 35.1% in 1995. This increase is primarily due to non-deductible transaction related expenses.

     Net Income (Loss). Net income was $10.9 million in 1996. Primarily as a result of the non-cash, non-recurring special compensation expenses and the one-time forgiveness of debt of $0.5 million owed by two stockholders, the Company reported a net loss of $13.5 million in 1995. Excluding the transaction related expenses and non-recurring acquisition related operating expenses, net income would have increased $9.8 million, or 101.0%, to $19.5 million in 1996 from $9.7 million in 1995 (excluding the special compensation expense and the amount forgiven) and, as a percentage of revenues, would have increased to 6.2% of revenues from 5.2%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $19.0 million in 1997. The Company recorded net income of $2.8 million (including a non-cash tax charge of $5.6 million), depreciation and amortization of $28.7 million and primarily non-cash restructuring expenses of $15.5 million. This cash flow was offset by $33.6 million of cash used in operating activities primarily as a result of an increase in accounts receivable needed to support growth. The Company anticipates that accounts receivable balances will continue to grow as the Company grows. Net cash used in investing activities was $131.4 million for 1997. Of this total, $69.4 million was used for capital expenditures (primarily call and data management equipment and facilities) and $61.0 million was used for acquisitions, including the settlement of the Teleaction purchase price payable. Net cash provided by financing activities during 1997 was $113.7 million, primarily attributable to borrowings on the Company's available credit lines and other notes payable.

     Net cash provided by operating activities was $35.8 million during 1996. This was the result of $26.4 million of net income before depreciation and amortization and other non-cash charges increased by $9.4 million of changes in operating assets and liabilities. Cash used by investing activities for 1996 was $55.0 million. Of this total, $40.0 million was used for capital expenditures (primarily call and data management equipment) and $23.7 million was used for the acquisition of Teleaction, offset partially by sales of marketable securities. Cash provided by financing activities for 1996 of $39.6 million resulted primarily from a public equity offering, net borrowings from a bank line of credit, and term debt.

     Net cash provided by operating activities was $15.3 million in 1995. This was the result of $16.6 million of net income before depreciation and amortization and other non-cash charges offset by $1.3 million of changes in operating assets and liabilities. Cash used by investing activities for 1995 was $26.5 million. Of this total, $13.3 million was used for capital expenditures (primarily call and data management equipment) and the remainder related primarily to net purchases of marketable securities. Cash provided by financing activities of $15.1 million resulted primarily from the Company's initial public offering offset by principal repayments on the Company's term debt and bank line of credit. The $34.6 million non-recurring, non-cash compensation expense incurred in February 1995 resulted in a deferred tax benefit of $11.8 million which was available to reduce future income taxes.

     In July, 1997, the Company reached agreement with a syndicate of commercial banks for a $150 million revolving credit facility (the "Credit Facility"). The commitment of the banks under this facility expires on July 24, 2002. The obligations of the Company under the facility have been guaranteed by the Company's domestic subsidiaries and are secured by a pledge of the Company's shares in such subsidiaries and 65% of the Company's shares in certain other subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, make certain investments, and sell assets or merge with another company. The facility also prohibits the payment of cash dividends on common stock without the bank's consent. The facility becomes due and payable upon a change of control of the Company as defined in the facility agreement. As of December 31, 1997, the Company had $99.5 million outstanding under its existing Credit Facility.

     As discussed in Note 15 to the financial statements, on March 10, 1998, the Company completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds from the offering were used to repay borrowings outstanding under the Company's Credit Facility which was also amended on that date.

     The Notes, which include interest payable semiannually, are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company. The Notes are guaranteed by certain of the Company's subsidiaries and contain certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of the assets of the Company.

     The Company also reached an agreement with a syndicate of commercial banks to amend the Company's existing Credit Facility to limit borrowings under the Credit Facility to an amount based upon a percentage of the Company's eligible domestic accounts receivable, as defined, up to $75 million. Certain of the financial covenants and restrictions were amended and the Company's eligible domestic accounts receivable were pledged as security.

     With the actions taken by the Company noted above, on a pro forma basis, the Company had unused lines of credit totaling approximately $47.6 million at December 31, 1997. The Company believes that funds generated from operations, existing cash, the amended Credit Facility and net proceeds of the Notes will be sufficient to finance its current operations, planned capital expenditure requirements and internal growth for the next several years. Future acquisitions, if any, may require additional debt or equity financing.


YEAR 2000 ISSUE

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. SITEL has made a preliminary assessment of its Year 2000 compliance issues, but has not developed a general plan to address such issues. Although the Company has not yet estimated the total costs needed for Year 2000 compliance, the Company believes it will be able to upgrade and maintain its computer systems to recognize years beginning with 2000 and that the cost to do so will not be material to its financial position or liquidity. Such costs may, however, be material to the Company's results of operations, particularly on a short-term basis.

QUARTERLY RESULTS AND SEASONALITY

     The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' teleservicing campaigns and the commencement of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. The Company experiences periodic fluctuations related to both the start-up costs associated with expansion into a new region and the implementation of clients' teleservicing activities. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies which often occurs at the beginning of the year.

EFFECTS OF INFLATION

     Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

ACCOUNTING PRONOUNCEMENTS

     Statements of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income, and SFAS 131, Disclosures about Segments of an Enterprise and Related Information, were issued in June, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company anticipates adopting these accounting pronouncements in 1998; however, management believes that they will not have a significant impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward- looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," and "anticipated." The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this annual report, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, dependence on key personnel and control by management. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The information required by this Item 7A is not applicable to the Company before its annual report on Form 10-K for the year ended December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


   The information called for by this item (other than selected quarterly information, which is set forth below) is incorporated by reference from the Company's Consolidated Financial Statements set forth on pages F-1 through F-23 hereof.

   The following table sets forth statement of operations data for each of the four quarters of 1997 and 1996. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(in thousands, except per share data)
                                                          Three Months Ended
                                       ________________________________________________________
                                        March 31,    June 30,     September 30,   December 31,
                                          1997        1997            1997            1997
                                        _________  __________     ____________    ____________
Revenues..............................  $ 104,260  $  125,267     $    120,248    $   141,699
Operating expenses:
   Cost of services...................     56,357      67,105           67,913         79,566
   Selling, general and administrative
     expenses.........................     37,242      46,301           49,471         52,576
   Restructuring expenses.............         --          --               --         15,681
                                        _________  __________     ____________    ____________
          Operating income (loss) ....     10,661      11,861            2,864         (6,124)(a)
Interest income (expense), net........       (534)     (1,153)          (1,512)        (1,897)
Other income (expense), net...........         --         (61)             123             64
                                        _________  __________     ____________    ____________
   Income (loss) before income taxes
      and minority interest...........     10,127      10,647            1,475         (7,957)
Income tax expense....................      3,643       3,995              739          2,929
Minority interest.....................         30          46               10             88
                                        _________  __________     _____________   ____________
Net income (loss) ....................  $   6,454  $    6,606     $        726    $   (10,974)(a)
                                        =========  ==========     =============   ============

Net income (loss) per share:.
   Basic..............................  $    0.11 $      0.11  $          0.01  $       (0.17)(a)
   Diluted............................       0.10        0.10             0.01          (0.17)(a)
Weighted average common  shares
outstanding:
   Basic..............................     59,875      61,622           62,484         63,031
   Diluted............................     67,509      68,800           69,327         63,031

a)   Includes non-recurring restructuring expenses and a write down of SITEL's
  Telebusiness business of $5.2 million and $10.5 million, respectively.
  Excluding those non-recurring operating expenses, operating income, net income, basic income per share and diluted income per share were $9.6 million, $4.7 million, $0.07 and $0.07 respectively, for the fourth quarter of 1997.

  (in thousands, except per share data)
                                                          Three Months Ended
                                        _______________________________________________________
                                        March 31,    June 30,      September 30,    December 31,
                                          1996        1996             1996            1996
                                        _________   __________     ____________     ___________
 Revenues.............................  $59,519       $69,266           $85,144         $98,821
 Operating expenses:
   Cost of services...................   31,593        36,746            44,433          50,945
   Selling, general and administrative
    expenses..........................   22,010        27,267            33,040          38,378
                                        _________   __________     ____________     ___________
          Operating income............    5,916         5,253(a)          7,671(b)        9,498
 Transaction related expenses.........       --           666             6,322             --
 Interest income (expense), net.......      101            25              (130)           (223)
 Other income (expense), net .........       --            --               (19)             51
                                        _________   __________     ____________     ___________
     Income before income taxes and
       minority interest..............    6,017         4,612             1,200           9,326
 Income tax expense...................    2,211         2,271             2,514           3,225
 Minority Interest....................       --            18                23              36
                                        _________   __________     ____________     ___________
 Net income (loss)....................   $3,806        $2,323(a)        $(1,337)(b)     $ 6,065
                                        =========   ==========     ============     ===========

 Net income (loss) per share:
     Basic............................   $ 0.07        $ 0.04 (a)        $(0.02)(b)      $ 0.10
     Diluted..........................     0.06          0.03 (a)         (0.02)(b)        0.09
 Weighted average common  shares
 outstanding:
     Basic............................   55,502        58,326            58,503          58,823
     Diluted..........................   64,252        66,403            58,503          66,607

a)  Includes non-recurring operating expenses related to the acquisition of
    National Action Financial services, Inc. (NAFS).  Excluding those one-time operating expenses and the transaction related expenses, operating income, net income, basic income per share and diluted income per share  were $6.9 million,
    $4.3 million, $0.07 and $0.06, respectively, for the second quarter of 1996.
b)  Includes non-recurring operating expenses related to the merger with Mitre plc and the acquisition of NAFS.  Excluding those one-time operating expenses and the transaction related expenses, operating income, net income, basic income per share and diluted income per share were $8.2 million, $5.4 million, $0.09 and $0.08, respectively, for the third quarter of 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


   None.


                                    PART III
                                    ________

   The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of the registrant's stockholders to be held on May 13, 1998, which involves the election of directors. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.

                                     PART IV
                                     _______


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of SITEL Corporation and Independent Auditors' Report are included at pages F-1 through F-23 of this Form 10-K:

        -      Independent Auditors' Report.

        -      Consolidated Balance Sheets at December 31, 1996 and 1997.

        - Consolidated Statements of Income (Loss) for the years ended December 31, 1995, 1996 and 1997.

        - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.

        - Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

        -      Notes to Consolidated Financial Statements.

     2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedules of SITEL Corporation for the years ended December 31, 1995, 1996 and 1997 are included at pages S-1 through S-2 of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

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

     3. EXHIBITS. The following Exhibits are filed as part of, or are incorporated by reference into, this Form 10-K:

Exhibit No.
____________
(1)  3.1      Amended and Restated Articles of Incorporation
(2)  3.1(a)   Articles of Amendment filed September 10, 1996 to the
              Amended and Restated Articles of Incorporation
(1)  3.4      Amended and Restated Bylaws.
(7)  4.2      Specimen Common Stock Certificate.
(1)  9.1      Form of General Voting Agreement.
(1)  9.2      Form of Voting Agreement with World Investments, Inc.
(1) 10.1      SITEL Corporation Stock Option Plan for Replacement of
              Existing Options.
(7) 10.1(a)   Amendment No. 1 to SITEL Corporation Stock Option Plan for
              Replacement of Existing Options
(1) 10.2      SITEL Corporation Stock Option Plan for Replacement of EEBs.
(7) 10.2(a)   Amendment No. 1 to SITEL Corporation Stock Option Plan for
              Replacement of EEBs.
(3) 10.3      Amended and Restated SITEL Corporation 1995 Employee Stock
              Option Plan.
(7) 10.3(a)   Amendment No. 1 to Amended and Restated SITEL Corporation
              1995 Employee Stock Option Plan.
(1) 10.4      SITEL Corporation 1995 Non-Employee Directors Stock Option Plan.
(7) 10.4(a)   Amendment No. 1 to SITEL Corporation Non-Employee Directors
              Stock Option Plan.
(1) 10.5      SITEL Corporation Executive Wealth Accumulation Plan.
(1) 10.6      Employment Agreement with James F. Lynch.
(1) 10.7      Employment Agreement with Michael P. May.
(1) 10.8      Form of Right of First Refusal.
(4) 10.9      Form of Indemnification Agreement with Outside Directors.
(5)10.10      Form of Indemnification Agreement with Executive Officers.
(6) 16.1      Letter from Coopers & Lybrand L.L.P. dated February 6,1997.
(8) 21        Subsidiaries.
(8) 23.1      Consent of KPMG Peat Marwick LLP
(8) 27        Financial Data Schedule.
_____________________________________

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

                   (7) Previously filed as an exhibit under the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                   (8)  Filed herewith.

     (b) There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 1998                        SITEL Corporation


                                       By:  /s/Michael P. May
                                            _______________________
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/James F. Lynch              Chairman of the Board             March 25, 1998
James F. Lynch                 and Director


/s/Michael P. May              Chief Executive Officer           March 25, 1998
Michael P. May                 & Director


/s/Barry S. Major              Executive Vice President-Finance  March 25, 1998
Barry S. Major                 Chief Financial Officer
                               (Principal Financial Officer)


/s/Alan G. Siemek              Corporate Controller              March 25, 1998
Alan G. Siemek                (Principal Accounting Officer)


/s/Henk P. Kruithof            Executive Vice Chairman and       March 25, 1998
Henk P. Kruithof               Director


/s/Bill L. Fairfield           Director                          March 25, 1998
Bill L. Fairfield


/s/Kelvin C. Berens            Director                          March 25, 1998
Kelvin C. Berens


/s/George J. Kubat              Director                          March 25, 1998
George J. Kubat

                                  EXHIBIT INDEX


 Exhibit
___________
 (1)  3.1      Amended and Restated Articles of Incorporation
 (2)  3.1(a)   Articles of Amendment filed September 10, 1996 to
               the Amended and Restated Articles of
               Incorporation
 (1)  3.4      Amended and Restated Bylaws.
 (7)  4.2      Specimen Common Stock Certificate.
 (1)  9.1      Form of General Voting Agreement.
 (1)  9.2      Form of Voting Agreement with World Investments,
               Inc.
 (1)  10.1     SITEL Corporation Stock Option Plan for
               Replacement of Existing Options.
 (7)  10.1(a)  Amendment No. 1 to SITEL Corporation Stock Option
               Plan for  Replacement of Existing Options
 (1)  10.2     SITEL Corporation Stock Option Plan for
               Replacement of EEBs.
 (7)  10.2(a)  Amendment No. 1 to SITEL Corporation Stock Option
               Plan for  Replacement of EEBs.
 (3)  10.3     Amended and Restated SITEL Corporation 1995
               Employee Stock Option Plan.
 (7)  10.3(a)  Amendment No. 1 to Amended and Restated SITEL
               Corporation 1995 Employee Stock Option Plan.
 (1)  10.4     SITEL Corporation 1995 Non-Employee Directors
               Stock Option Plan.
 (7)  10.4(a)  Amendment No. 1 to SITEL Corporation Non-Employee
               Directors Stock Option Plan.
 (1)  10.5     SITEL Corporation Executive Wealth Accumulation
               Plan.
 (1)  10.6     Employment Agreement with James F. Lynch.
 (1)  10.7     Employment Agreement with Michael P. May.
 (1)  10.8     Form of Right of First Refusal.
 (4)  10.9     Form of Indemnification Agreement with Outside
               Directors.
 (5)  10.10    Form of Indemnification Agreement with Executive
               Officers.
 (6)  16.1     Letter from Coopers & Lybrand L.L.P. dated
               February 6, 1997.
 (8)  21       Subsidiaries.
 (8)  23.1     Consent of KPMG Peat Marwick LLP
 (8)  27       Financial Data Schedule.
______________________________________

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

                   (7) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-K for the year ended December 31, 1996.

                   (8)  Filed herewith.

                       SITEL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



CONSOLIDATED FINANCIAL STATEMENTS
_________________________________


Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets at December 31, 1996 and 1997................  F-3

Consolidated Statements of Income (Loss) For the Years Ended
December 31, 1995, 1996 and 1997.........................................  F-4

Consolidated Statements  of Stockholders' Equity For
the Years Ended December 31, 1995, 1996 and 1997.........................  F-5

Consolidated Statements of Cash Flows For the Years Ended December 31,
1995,1996, and 1997......................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

FINANCIAL STATEMENT SCHEDULES
_____________________________

Independent Auditors' Report.............................................  S-1

Schedule II - Valuation and Qualifying Accounts..........................  S-2

                          INDEPENDENT AUDITORS' REPORT
                          ____________________________


The Board of Directors
SITEL Corporation:

     We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                           KPMG Peat Marwick LLP

Omaha, Nebraska
February 17, 1998, except
Note 15 which is as of
March 10, 1998

                                SITEL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED  BALANCE SHEETS


                                              ASSETS                                  December 31,
                                                                             ____________   ____________
(in thousands, except share data)                                                1996           1997
                                                                             ____________   ____________
Current assets:
  Cash and cash equivalents............................................... $       25,710 $       24,285
  Trade accounts receivable (net of allowance for doubtful accounts of
  $3,188 and $5,099, in 1996 and 1997, respectively)......................         65,477        107,697
  Marketable securities...................................................          1,740            159
  Prepaid expenses........................................................          3,007          3,916
  Other assets............................................................          2,907          9,548
  Deferred income taxes...................................................            512          3,153
                                                                             ____________   ____________
                    Total current assets..................................         99,353        148,758
                                                                             ____________   ____________
  Property and equipment, net.............................................         59,109        120,600
  Deferred income taxes ..................................................         11,187         11,114
  Goodwill, net...........................................................         40,110         94,381
  Other assets............................................................          1,925         11,027
                                                                             ____________   ____________

                    Total assets.......................................... $      211,684 $      385,880
                                                                             ============   ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable........................................................... $        3,638 $       14,376
  Current portion of long-term debt  .....................................            759         10,793
  Current portion of capitalized lease obligations........................          3,032          4,934
  Trade accounts payable..................................................         18,775         27,322
  Income taxes payable....................................................          3,815          8,398
  Accrued wages, salaries and bonuses.....................................         14,812         14,120
  Accrued operating expenses..............................................          9,026         22,984
  Deferred revenue and other .............................................          8,660          6,286
                                                                             ____________   ____________
                    Total current liabilities.............................         62,517        109,213
                                                                             ____________   ____________
Long-term debt, excluding current portion.................................          1,720        102,505
Capitalized lease obligations, excluding current portion..................          3,141         12,983
Purchase price payable....................................................         15,928             --
Deferred compensation.....................................................          1,461          1,407

Minority interest.........................................................            192          1,384

Commitments and contingencies

Stockholders' equity:
  Common stock, voting, $.001 par value 200,000,000 shares authorized,
  58,875,660 and 63,099,597 shares issued and outstanding in 1996 and
  1997, respectively......................................................             59             63
  Paid-in capital.........................................................        117,736        155,326
  Currency exchange adjustment............................................          1,311        (6,487)
  Unrealized gain on marketable securities, net of taxes..................          1,017             72
  Retained earnings ......................................................          6,602          9,414
                                                                             ____________   ____________
                    Total stockholders' equity............................        126,725        158,388
                                                                             ____________   ____________
                    Total liabilities and stockholders' equity............ $      211,684 $      385,880
                                                                             ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    SITEL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                For The Years Ended December 31,
                                                              __________________________________
                                                                 1995         1996        1997
                                                              _________    _________   _________
(in thousands , except per  share data)
Revenues.................................................  $   187,215  $   312,750  $  491,474
                                                              _________    _________   _________
Operating expenses:
     Cost of services....................................      101,617      163,717     270,942
     Selling, general and administrative expenses........       69,213      120,695     185,589
     Special compensation expense........................       34,585           --          --
     Restructuring expenses..............................           --           --      15,681
                                                              _________    _________   _________

                 Total operating expenses................      205,415      284,412     472,212
                                                              _________    _________   _________

                 Operating income  (loss)................      (18,200)      28,338      19,262
                                                              _________    _________   _________

Other income (expense):
     Transaction related expenses........................           --      (6,988)          --
     Interest income.....................................          613       1,108          561
     Interest expense....................................       (1,315)     (1,335)      (5,657)
     Other income........................................          118          32          126
                                                              _________    _________   _________

                 Total other income (expense)............         (584)      (7,183)     (4,970)
                                                              _________    _________   _________

Income (loss) before income taxes and minority interest...     (18,784)      21,155      14,292

Income tax expense (benefit)..............................      (6,593)      10,221      11,306

Minority interest.........................................       1,262           77         174
                                                              _________    _________   _________

                 Net income (loss)........... ............  $  (13,453)  $    10,857  $   2,812
                                                              =========    =========   =========

Income (loss) per common share:
     Basic................................................  $    (0.33)  $      0.19  $    0.05
     Diluted..............................................       (0.29)         0.16       0.04
Weighted average common shares outstanding:
     Basic................................................      40,565        57,793     61,764
     Diluted..............................................      46,477        65,929     68,811

     The accompanying notes are an integral part of the consolidated financial statements.

                                     SITEL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' EQUITY
                            For The Years Ended December 31, 1995, 1996, and 1997
                                                       Class A    Class B   Class C                Options Less
                                                       Common     Common     Common     Common       Deferred
 (dollars in thousands)                                 Stock      Stock     Stock       Stock     Compensation
                                                       _______    _______   ________     _____     ____________
 Balance, December 31, 1994........................  $      20  $      11 $        1  $      --  $           82
 Issuance of 100,592 shares of Class C common stock
  less 80,472 shares subject to put option.........         --         --         --         --              --
 Special compensation - option issues..............         --         --         --         --             (82)
 Accretion of put option...........................         --         --         --         --              --
 Conversion of 20,263,458 shares of Class A,
  10,660,000 shares of Class B,  and 739,652 shares
  of Class C common into a single class of common
  stock due to reincorporation......................       (20)       (11)        (1)        32              --
 Issuance of 7,600,000 shares of common stock, net
  of offering expenses..............................        --         --         --          8              --
 Cancellation of the put option on 3,070,584
  shares............................................        --         --         --          3              --
 Transaction by pooled companies:
   Issuance of 8,507,904 shares of common stock....         --         --         --          8              --
 Currency exchange adjustment......................         --         --         --         --              --
 Net loss..........................................         --         --         --         --              --
                                                       _______    _______    _______     ______    ____________
 Balance , December 31, 1995.......................         --         --         --         51              --
 Issuance of 5,982,220 shares of common stock, net
  of offering expenses..............................        --         --         --          6              --
 Issuance of 1,719,642 shares of common stock for
  options exercised.................................        --         --         --          2              --
 Tax benefit of stock options exercised............         --         --         --         --              --
 Transactions by pooled companies:
   Issuance of 332,196 shares of common stock......         --         --         --         --              --
 Currency exchange adjustment......................         --         --         --         --              --
 Change in unrealized gain, net of taxes...........         --         --         --         --              --
 Net income........................................         --         --         --         --              --
                                                       _______    _______    _______     ______    ____________
 Balance , December 31, 1996.......................         --         --         --         59              --
 Issuance of 1,891,562 shares of common stock for
  options exercised.................................        --         --         --          2              --
 Tax benefit of stock options exercised...........          --         --         --         --              --
 Issuance of 2,332,375 shares of common stock for
  acquisitions....................................          --         --         --          2              --
 Currency exchange adjustment.....................          --         --         --         --              --
 Change in unrealized gain, net of taxes..........          --         --         --         --              --
 Net income.......................................          --         --         --         --              --
                                                       _______    _______    _______     ______    ____________
 Balance , December 31, 1997.......................  $      --  $      -- $       --  $      63  $           --
                                                       =======    =======    =======     ======    ============

                                                                               Unrealized
                                                                   Currency      Gain on     Retained         Total
                                                       Paid-in     Exchange    Marketable    Earnings     Stockholders'
                                                       Capital    Adjustment   Securities    (Deficit)        Equity
                                                       _______    __________   __________    _________    _____________
 Balance, December 31, 1994........................  $   3,285  $         42  $        -- $     9,411  $        12,852
 Issuance of 100,592 shares of Class C common stock
  less 80,472 shares subject to put option.........         59            --           --          --               59
 Special compensation - option issues..............     34,707            --           --          --           34,625
 Accretion of put option...........................         --            --           --        (213)            (213)
 Conversion of 20,263,458 shares of Class A,
  10,660,000 shares of Class B, and 739,652 shares
  of Class C common into a single class of common
  stock due to reincorporation.....................         --            --           --          --               --
 Issuance of 7,600,000 shares of common stock, net
  of offering expenses.............................     23,163            --           --          --           23,171
 Cancellation of the put option on 3,070,584
  shares...........................................      2,797            --           --          --            2,800
 Transaction by pooled companies:
 Issuance of 8,507,904 shares of common stock......      5,519            --           --          --            5,527
 Currency exchange adjustment......................         --            12           --          --               12
 Net loss..........................................         --            --           --     (13,453)         (13,453)
                                                       _______    __________   __________    _________    _____________
 Balance , December 31, 1995.......................     69,530            54           --      (4,255)          65,380
 Issuance of 5,982,220 shares of common stock, net
  of offering expenses.............................     42,239            --           --          --           42,245
  Issuance of 1,719,642 shares of common stock for
  options exercised................................         92            --           --          --               94
 Tax benefit of stock options exercised............      5,040            --           --          --            5,040
 Transactions by pooled companies:
  Issuance of 332,196 shares of common stock.......        835            --           --          --              835
 Currency exchange adjustment......................         --         1,257           --          --            1,257
 Change in unrealized gain, net of taxes...........         --            --        1,017          --            1,017
 Net income........................................         --            --           --      10,857           10,857
                                                       _______    __________   __________    _________    _____________
 Balance , December 31, 1996.......................    117,736         1,311        1,017       6,602          126,725
 Issuance of 1,891,562 shares of common stock for
  options exercised................................        226            --           --          --              228
 Tax benefit of stock options exercised............      7,685            --           --          --            7,685
 Issuance of 2,332,375 shares of common stock for
  acquisitions.....................................     29,679            --           --          --           29,681
 Currency exchange adjustment......................         --        (7,798)          --          --           (7,798)
 Change in unrealized gain, net of taxes...........         --            --         (945)         --             (945)
 Net income........................................         --            --           --       2,812            2,812
                                                       _______    __________  _ __________   _________    _____________
 Balance , December 31, 1997.......................  $ 155,326  $     (6,487)  $        72 $     9,414  $       158,388
                                                       =======    ==========    ==========   =========    =============

The accompanying notes are an integral part of  the consolidated financial statements.


                                   SITEL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



   (in thousands)                                                    For The Years Ended December 31,
                                                                 _________________________________________
                                                                    1995           1996           1997
                                                                 ___________    ___________    ___________
Cash flows from operating activities:
  Net income (loss).......................................      $    (13,453)  $     10,857  $       2,812
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Special compensation expense.......................            34,585             --             --
       Restructuring provision............................                --             --         15,513
       Depreciation and amortization......................             7,090         13,256         28,687
       Provision for deferred income taxes................           (12,219)         1,823         (1,498)
       Deferred compensation..............................                70            557            (53)
       Gain on sale of marketable securities..............                --             --           (407)
       Forgiveness of loans receivable from related
         parties..........................................               449             --             --
       Change in assets and liabilities:
             Trade accounts receivable....................            (9,408)       (17,083)       (36,977)
             Other assets.................................              (716)         4,060         (7,677)
             Trade accounts payable.......................             4,302          6,662          5,694
             Other liabilities............................             4,573         15,711         12,920
                                                                 ___________    ___________    ___________

                Net cash provided by operating activities.            15,273         35,843         19,014
                                                                 ___________    ___________    ___________

Cash flows from investing activities:
        Purchases of property and equipment...............           (13,279)       (39,954)       (69,437)
        Proceeds from sales of property and equipment.....               126            199          2,711
        Acquisitions, net of cash required................                --        (27,936)       (47,023)
        Settlement of purchase price payable..............                --             --        (13,934)
        Investments in marketable securities..............           (22,196)       (63,793)            --
        Sale of marketable securities.....................             9,150         76,840            558
        Changes in other assets...........................              (349)          (380)        (4,228)
                                                                 ___________     ___________    __________

              Net cash used in investing activities.......           (26,548)       (55,024)      (131,353)
                                                                 ___________     ___________    __________

Cash flows from financing activities:
       Borrowings on notes payable........................            21,929         17,169         83,307
       Repayments of notes payable........................           (21,429)       (16,026)       (68,440)
       Borrowings  on long-term debt......................             7,319            500        360,398
       Repayment of long-term debt........................           (13,237)        (2,048)      (260,499)
       Repayment of note payable to related party.........              (492)            --             --
       Repayment of redeemable preference shares..........              (464)        (2,075)            --
       Common stock issued, net of expenses...............            23,171         42,339            228
       Payments on capital lease obligations..............            (2,449)          (259)        (2,211)
       Other..............................................               800             --            900
                                                                 ___________    ___________    ___________

             Net cash provided by financing activities....            15,148         39,600        113,683
                                                                 ___________    ___________    ___________

Effect of exchange rates on cash..........................              (104)           760         (2,769)
                                                                 ___________    ___________    ___________

             Net increase (decrease)in cash...............             3,769         21,179         (1,425)
Cash and cash equivalents, beginning of year..............               762          4,531         25,710
                                                                 ___________    ___________    ___________
Cash and cash equivalents, end of year....................     $       4,531 $       25,710         24,285
                                                                 ===========    ===========    ===========

Supplemental disclosures of cash flow information:
        Interest paid.....................................     $       1,212  $         846     $    4,712
        Income taxes paid.................................     $       4,170  $       4,311     $    7,859




Supplemental disclosures of non-cash investing and financing activities:
  In 1995, upon completion of the IPO, the put option on common stock was canceled causing a reclassification of $2,800 to stockholders' equity.
  The tax benefit of stock options exercised was $5,040 and $7,685 in 1996 and 1997, respectively.
  The Company incurred capitalized leases of  $2,960, $2,101, and $13,225 in 1995, 1996 and 1997,
  respectively.
  The Company issued stock in connection with the acquisition of businesses with a value of $28, $5,498, and
  $29,681 in 1995, 1996,and 1997
  respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                                      F-6

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

     (a) DESCRIPTION OF BUSINESS. SITEL Corporation ("SITEL") and subsidiaries (collectively, the "Company") provide outsourced telephone and interactive customer service and sales programs on behalf of its clients in North America, Europe, Asia Pacific and Latin America. The Company provides services to clients principally in the insurance, financial services, telecommunications, technology, media and entertainment, utilities, consumer, automotive and travel and hospitality industries.

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

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                 (in thousands)
                               1995          1996
                            __________    __________
         Revenues:
             SITEL           $ 120,617     $ 196,279
             NAFS                8,258        15,685
             Mitre              58,340       100,786
                            __________    __________

                  Combined   $ 187,215     $ 312,750
                            ==========    ==========

         Net income (loss)
             SITEL          $ (16,349)     $   6,016
             NAFS                  773        (1,132)
             Mitre               2,123         5,973
                            __________    __________

                 Combined   $  (13,453)    $ 10,857
                            ==========    ==========

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

     (d) REVENUE RECOGNITION. The Company recognizes revenues as services are performed for its clients. Certain contracts allow for the provision of services whereby the Company is able to invoice and receive payment for its services in advance of the performance of those services. Such advance payments are recorded as deferred revenue until such time as the services are performed.

     (e) CASH EQUIVALENTS. Cash equivalents generally consist of highly liquid debt instruments purchased with an original maturity of three months or less.

     (f) PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from 3 to 20 years. Assets recorded for leasehold improvements and under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     (g)  INVESTMENTS IN MARKETABLE SECURITIES.   All marketable securities held
by the Company at December 31, 1996 and 1997, were classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Fair values are estimated based upon quoted market values.

     (h ) INCOME TAXES. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

     (i) GOODWILL. Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired and is being amortized using the straight-line method over 25 years. Accumulated amortization of goodwill at December 31, 1996 and 1997 was $1.4 million and $5.0 million, respectively. The Company monitors events and changes in circumstances which may require a review of the carrying value of goodwill at each consolidated balance sheet date to assess recoverability based on estimated undiscounted future operating cash flows. Impairments are recognized in operating results when a permanent diminution in value occurs based on fair value. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (j) INCOME (LOSS) PER SHARE. The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating income per share. SFAS 128 requires the presentation of "basic" and "diluted" income per share on the face of the income statement. Prior period income per share data has been restated in accordance with SFAS 128. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period, after giving retroactive effect to the stock splits (see also Note 6) and business combinations accounted for using the pooling-of-interests method of accounting.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, options to purchase common stock for nominal consideration are included in the calculation of diluted income or loss per share, as if they were outstanding for all of the pre-initial public offering periods.

     The difference in shares utilized in calculating basic and diluted income per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss in 1995, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted earnings per share except as noted above in relation to the Company's initial public offering. There are no reconciling items between the Company's reported net income or loss and net income or loss used in the computation of basic and diluted income per share.

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

     (l) STOCK COMPENSATION. The Company recognizes stock-based compensation expense using the intrinsic value method. Under that method, no compensation expense is recorded if the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For disclosure purposes, pro forma net income and income (loss) per share are provided as if the fair value method had been applied.

     (m) FINANCIAL INSTRUMENTS. Fair values of cash and cash equivalents, receivables, accounts payable, marketable securities, long term debt (primarily with variable interest rates), capital leases and notes payable are estimated to approximate carrying values due to the short maturities or other characteristics of these financial instruments.

     During 1997, the Company also entered into forward contracts designed to manage the Company's exposure to fluctuations in the value of currencies of certain foreign countries in which the Company has significant operations. These contracts are marked to market with gains or losses recognized in the Company's statements of income (loss) as other income (expense). The Company had no unsettled forward contracts at December 31, 1997.

     (n) RECLASSIFICATION. Certain amounts in 1996 have been reclassified to conform with the current year presentation.


2.   ACQUISITIONS:

     In December 1995, the Company acquired all stock held by minority stockholders in three subsidiaries of Mitre by issuing Mitre stock with a value of approximately $5.5 million. The acquisition of the minority holdings was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated based on estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was approximately $4.8 million.

     In February 1996, the Company acquired the teleservicing businesses of C.T.C. Canadian Telephone Corporation and 2965496 Canada, Inc. (collectively, "CTC") through purchases of certain assets and the assumption of certain liabilities of each business for a purchase price of approximately $4.2 million, including acquisition costs. The acquisition of CTC has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition and the results of operations of CTC have been included in the consolidated results of operations since the date of acquisition. Goodwill of approximately $4.2 million was recorded for the excess of purchase price over the fair value of net assets acquired. Prior to the acquisition date, the results of operations of CTC were not significant.

     In June 1996, the Company acquired Teleaction S.A. ("Teleaction"), a Spanish teleservicing company, through the payment of approximately $25 million for 69.2% of the capital stock, and, an unconditional commitment (the "purchase price payable") to close the purchase of the remaining 30.8% in June 1998. The purchase price payable in 1996 includes an unconditional commitment to pay a minimum of 1.4 billion Spanish pesetas (approximately US $10.8 million at acquisition) plus additional amounts of contingent consideration based upon the attainment of specified levels of earnings before interest, depreciation, and income taxes as defined in the acquisition agreement. The Company accounted for the transaction as an acquisition of all of the outstanding capital stock of Teleaction because it acquired the risks and rewards of ownership except for the contingent consideration, which has been accounted for as additional purchase price paid. In the fourth quarter of 1997, the Company completed the acquisition of the remaining 30.8% for approximately $14 million, a valuation consistent with the terms of the original agreement. The Company accounted for the acquisition as a purchase. Accordingly, the purchase price has been allocated to assets and liabilities acquired based on their estimated fair values at the date of acquisition and the results of operations of Teleaction have been included in the consolidated results of operations since the date of acquisition. As of December 31, 1997, the Company has recorded goodwill of approximately $28.7 million for the excess of purchase price over net assets acquired, including the additional payments made in the settlement of the remaining purchase price payable during 1997.

     In January 1997, the Company acquired all of the outstanding capital stock of Telebusiness Holdings, a systems integration company based in Australia and New Zealand. In February 1997, the Company acquired substantially all of the assets of Exton Technology Group, a teleservicing technical support company based in Madison, Wisconsin. In March 1997, the Company acquired all of the outstanding stock of Levita Group Pty Ltd., an Australian based teleservicing company, and all of the outstanding stock of L&R Group Limited, a United Kingdom based teleservicing consulting firm. In May 1997, the Company acquired all of the outstanding stock of Support Systems Developers, Inc., a teleservices technical support company based in Vienna, Virginia. In July 1997, the Company acquired all of the outstanding stock of Svanberg & Co. Intressenter AB, a teleservices firm based in Sweden. In September 1997, the Company acquired all of the outstanding stock of Telephone Marketing Services (Ireland), Ltd., a teleservices firm based in Ireland. In November 1997, the Company acquired a 49% equity interest in Grupo de Comercializacion Integrada S.A. de C.V. ("GCI"), a teleservicing subsidiary of Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE"), an event promotion and management company in Latin America.
The terms of the acquisition provide for the Company's effective control of GCI through the Company's ability to elect a majority of the board of directors and through responsibility of the board for the day-to-day operations of GCI. Therefore, the Company has accounted for the transaction as an acquisition of a subsidiary and consolidated the results of operations of GCI since the date of acquisition. Under the terms of the acquisition, the other shareholder of GCI is also provided certain protective rights which, in the opinion of management, do not impair the Company's ability to effectively exercise its control over

GCI. Those protective rights include the ability of the other shareholder to veto actions of the subsidiary resulting in its dissolution or reorganization, its filing of bankruptcy or insolvency, sale of a significant portion of its assets, amendment to its by-laws, issuance of additional capital stock or significant reacquisition of its capital stock, and its contracting with related parties among other rights.

     The total cost of the Company's 1997 acquisitions was approximately $76.7 million, subject to certain adjustments and excluding transaction costs and liabilities assumed. Included in the total cost was the issuance of approximately 2.3 million shares of the Company's common stock valued at approximately $29.7 million.

     These 1997 acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. The total purchase price in excess of the fair market value of the net assets acquired was recorded as goodwill ($65.6 million).

     The following pro forma information shows the results of the Company as though the acquisitions described earlier for 1996 and 1997 occurred as of January 1, 1996. These results include certain adjustments consistent with the Company's policy related to amortization of intangible assets. These results are not necessarily indicative of the results that actually would have been obtained if the acquisitions had been in effect at the beginning of each period or which may be attained in the future.

                              For the Years Ended December 31,
                                       1996        1997
                                    _________    _________
                             (in thousands, except per share data)
                                           (unaudited)
        Revenue                    $  373,602  $   510,553
        Net income                 $    9,348  $     1,814
        Income per common share:
              Basic                $     0.16  $      0.03
              Diluted              $     0.14  $      0.03

3.   INVESTMENTS IN MARKETABLE SECURITIES:

     The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities at December 31, 1996 and 1997 were as follows:



                                          (in thousands)
                                              Gross
                                            Unrealized
                               Amortized     Holding       Fair
                                  Cost        Gains        Value
                               _________    __________    ________
   December 31, 1996

          Equity securities    $     200    $    1,540   $   1,740
                               =========    ==========    ========

   December 31, 1997

          Equity securities    $       49   $      110   $     159
                                =========    =========    ========


     Proceeds from the sale of marketable securities available-for-sale were $9.2 million, $76.8 million, and $0.6 million in 1995, 1996, and 1997, respectively. Gross realized gains of $0.4 million were realized in 1997. No gross realized losses were realized in 1997 and no gross realized gains or losses were realized in 1995 and 1996.

4.   PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1996 and 1997 consisted of the following:


                                               (in thousands)
                                              1996        1997
                                            _______     _______
        Telecommunications equipment      $  53,821   $  89,067
        Furniture, equipment, and other      25,343      43,985
        Leasehold improvements               10,241      18,707
        Buildings                             4,063      19,591
        Other                                   426       1,080
                                            _______     _______
                                             93,894     172,430
        Less accumulated depreciation        34,785      51,830
                                            _______     _______
                                          $  59,109   $ 120,600
                                            =======     =======

5. LONG-TERM DEBT:

Long-term debt at December 31, 1996 and 1997, consisted of the following:

                                                       (in thousands)
                                              For The Years Ended December 31,
                                              ________________________________
                                                      1996        1997
                                                     _______    _________
  Long-term revolving credit facility at variable
  interest rates (6.52% at December 31, 1997) due
  in July, 2002...................................   $    --    $  99,500

  Various notes payable acquired at acquisition of
  GCI, with variable interest rates (22.0% at
  December 31, 1997) .............................        --        3,859

  8% note payable in monthly installments,
  including interest, secured by property.........     1,270           --

  Other notes payable with weighted-average
  interest rates of  6.4% and 6.6% in 1996 and
  1997, respectively; secured by property and
  equipment and non domestic accounts                  1,209        9,939
  receivable......................................   _______    _________
                                                       2,479      113,298

  Less current portion............................       759       10,793
                                                     _______    _________
  Total...........................................   $ 1,720    $ 102,505
                                                     =======    =========

     In July 1997, the Company reached agreement with a syndicate of commercial banks for the long-term $150 million revolving credit facility noted above. The facility provides for interest payable quarterly and a variable commitment fee on any unused balances. The obligations of the Company under the facility have been guaranteed by the Company's domestic subsidiaries and are secured by a pledge of the Company's shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, make certain investments, and sell assets or merge with another company. The facility also prohibits the payment of cash dividends on common stock without the banks' consent. The facility becomes due and payable upon a change of control of the Company as defined in the facility agreement. At December 31, 1997, the Company was in compliance or has obtained waivers for all of these covenants and restrictions.

     Additionally, several international lines of credit are available to fund local working capital requirements. The maximum borrowings under these facilities are approximately $33.1 million. At December 31, 1997, the total amount of notes payable outstanding under these facilities approximated $14.4 million with a weighted-average interest rate of 7.3%.

     Including unused lines of credit in Europe, the Company had unused lines of credit totaling approximately $69.2 million at December 31, 1997.

     The aggregate maturities of long-term debt for each of the five years following December 31, 1997 are as follows:

                             (in thousands)
                                        Maturities of
            Year Ending December 31,    Long-term Debt
            ________________________    ______________
            1998                           $    10,793
            1999                                 1,926
            2000                                   518
            2001                                   165
            2002 and thereafter                 99,896

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

7.   INCOME TAXES:

     For financial reporting purposes, income (loss) from continuing operations before income taxes and minority interest includes the following components:


                                       (in thousands)
                              For The Years Ended December 31,
                               _______________________________
                               1995          1996         1997
                            __________    __________   _________

     Pretax income (loss):
      United States         $ (23,834)    $   8,653    $  15,005
      Foreign                   5,050        12,502         (713)
                            __________   __________    _________

        Total               $ (18,784)    $  21,155    $  14,292
                            ==========   ==========    =========


The components of the provision for income tax expense (benefit) consists of:


                                        (in thousands)
                               For The Years Ended December 31,
                               _________________________________
                                1995        1996          1997
                              _________   _________    _________

      Current:
       Federal                   $3,804      $3,929       $ 5,805
       Foreign                    1,681       4,529         7,112
       State                        141        (60)         (113)
                              _________   _________     _________
                                  5,626       8,398        12,804

      Deferred:
       Federal                 (12,203)       1,521         1,237
       Foreign                     (16)         302       (2,735)
       State                         --          --            --
                              _________   _________    __________
                               (12,219)       1,823       (1,498)
                              _________   _________    __________

       Provision for income
       tax expense (benefit)

                              $ (6,593)     $10,221       $11,306
                              =========   =========     =========

     Certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to paid-in capital. The amount credited was approximately $5,040 and $7,685 in 1996 and 1997, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


     (in thousands)
                                                     For The Years Ended December 31,
                                                     ________________________________
                                                             1996       1997
                                                           ________   ________
Deferred tax assets:
  Accrued compensation and other liabilities             $   11,198 $    10,362
  Net operating loss and other credit carryforwards           2,558       1,846
  Deferred tax items related to international operations        320       2,433
  Other                                                         297         346
                                                           ________    ________

    Total deferred tax assets
                                                             14,373      14,987
                                                           ________    ________

Deferred tax liabilities:
  Deferred tax items related to international operations      1,137          --
  Leased assets and depreciation                                640         319
  Unrealized gain on marketable securities                      523          37
  Other                                                         374         364
                                                            _______      ______

     Total deferred tax liabilities                           2,674         720
                                                            _______      ______

     Net deferred tax assets                             $   11,699 $    14,267
                                                            =======      ======

     Based upon the Company's current and historical pretax earnings, adjusted for significant deductions available from the exercise of nonqualified stock options, management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize the benefits of its recorded deferred tax assets.

     Undistributed earnings of international consolidated subsidiaries for which no deferred income tax provision has been made for possible future remittances totaled approximately $5.6 million at December 31, 1997. Substantially all of this amount represents earnings reinvested as part of the Company's ongoing business. It is not practical to estimate the amount of U.S. taxes that might be payable on the eventual remittance of such earnings. On remittance, certain countries impose withholding taxes that, subject to certain limitations, are then available for use as tax credits against a U.S. tax liability, if any.
The Company estimates withholding taxes of approximately $0.5 million would be payable upon remittance of those earnings. At December 31, 1997, the Company had U.S. Federal net operating loss carryforwards of approximately $1.3 million, which will expire in 2004. At December 31, 1997, the Company had alternative minimum tax credit carryforwards of approximately $1.4 million.

     The difference between the Company's income tax expense (benefit) as reported in the accompanying consolidated financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income, less minority interest, is as follows:


   (in thousands)
                                           For The Years Ended December 31,
                                           ________________________________
                                               1995      1996       1997
                                             _______    _______    _______

     Expected Federal income taxes         $  (6,816) $   7,166  $   4,859
     State taxes, net of Federal effects          93        (40)       (74)
     Amortization of goodwill                     18        266        159
     Impact of foreign operations                  4        438      1,278
     Merger related costs                         --      2,257         --
     State incentive tax credits (See
      note 14)                                    --         --      1,446
     Impairment losses on intangible
      assets                                      --         --      3,400
     Other                                       108        134        238
                                              _______   _______    _______
    Total                                  $  (6,593) $  10,221  $  11,306
                                              =======   =======    =======


8. LEASE OBLIGATIONS:

        The Company is obligated under various capital leases for property and certain equipment that expire at various dates through 2015. Capitalized leased equipment included in property and equipment was approximately $7.3 million and $17.8 million at December 31, 1996 and 1997, respectively, net of accumulated amortization.

     The Company also leases property and certain equipment under noncancelable operating lease arrangements which expire at various dates through 2015. Rent expense was approximately $3.8 million, $6.7 million, and $15.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. Certain leases of real property provide options to extend the lease terms.

     Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1997 are as follows:



                                            (in thousands)
                                          Capital    Operating
                                          Leases       Leases
                                         ________    _________
    Year ending December 31,
       1998                               $ 6,406     $ 17,737
       1999                                 4,116       16,008
       2000                                 1,604       14,464
       2001                                   934       12,991
       2002 and thereafter                  9,625       10,586
                                         ________    _________
                                           22,685     $ 71,786
                                                     =========
    Less amount representing interest       4,768
                                         ________
    Present value of net minimum lease
       obligations                       $ 17,917
                                         ========


9.      STOCK-BASED COMPENSATION:

The Company has four stock option plans described as follows:

     a)  Stock Plan for Replacement of Existing Options ("Replacement Plan").
         Under this plan, options for 4,541,780 shares were granted in 1995, with an option price of $.0025 per share, as replacements for 3,110,000 options outstanding at February 28, 1995.

     b)  Stock Option Plan ("EEB Replacement  Plan").  Under this plan, options for 7,381,720 shares were granted in 1995, with an option price of
         $.0025 per share, as replacements for the Company's employee equity benefit plan ("EEB Plan").  The EEB Plan had 12,655,000 units
         outstanding    with base values ranging from $.85 to $1.71.  With
         respect to both the Replacement Plan and the EEB Replacement Plan, the following applies:  Options are exercisable in five equal annual installments from January 1996 to May 2000.  The Company recorded these option grants to 265 employees at the estimated fair value at date of grant ($2.91), with a corresponding charge to special compensation expense totaling $34.6 million in 1995.  All options granted were vested as of the date of grant.  No further options will be granted under these plans.

     c) 1995 Employee Stock Option Plan ("Employee Plan"). The Employee Plan provides for the granting of various types of incentive awards
         (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 9,800,000 shares of common stock to employees and independent consultants of the Company and its subsidiaries. Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation
         Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 1997, there were approximately 2.5 million shares available for issuance pursuant to future grants under the Employee Plan.

     d)  1995 Non-Employee Directors Stock Option Plan ("Directors Plan"). The
         Directors Plan provides for automatic formula grants of nonqualified options to each independent director of the Company. Each independent director is granted options to purchase 18,000 shares of common stock upon election or re-election to a three-year term on the Board of Directors. Option prices equal the fair market value of the common stock on the date of grant. Options vest and become exercisable in three equal annual installments commencing one year after grant. The
         Directors Plan is administered by the Board members who are not eligible to participate in the plan. At December 31, 1997, there were 224,000 shares available for issuance pursuant to future grants under the Directors Plan.

All four plans require optionees to enter into certain voting and resale agreements which place certain restrictions on actions of the optionee.

Additional information as to shares subject to options is as follows:


                                                       Weighted-
                                                        Average
                                       Number of    Exercise Price
                                        Options       per Option
                                      ____________  _______________
   Balance, January 1,1995                      -               -
      Granted                          12,539,500   $          .29
      Exercised                                 -                -
      Canceled                                  -                -
                                     ____________   _______________
   Balance, December 31,1995           12,539,500              .29
      Granted                           5,608,462            15.39
      Exercised                       (1,719,642)              .05
      Canceled                           (50,908)            15.75
                                     ____________   _______________
   Balance, December 31,1996           16,377,412              .44
      Granted                           6,478,211            13.08
      Exercised                       (1,891,562)              .12
      Canceled                        (5,343,144)            15.69
                                     ____________   _______________
   Balance, December 31,1997           15,620,917   $         5.78
                                     ============   ===============

   Exercisable at December 31,1997      1,614,601   $          2.38
                                     ============   ===============



     The number of options granted and canceled in 1997 includes the effect of an amendment to the terms of pre-existing option agreements for 4,222,405 options issued under the 1995 Plan. The amendment to the terms of the options lowered the exercise prices to prevailing market values of the common stock and altered the conditions for accelerated vesting of the options.

     The following table summarizes information about stock options outstanding at December 31, 1997.


                        Options Outstanding            Options Exercisable
                 __________________________________  ________________________
                               Weighted-
                   Number       Average   Weighted-               Weighted
     Range of    Outstanding   Remaining   Average   Exercisable  Average
     Exercise         at      Contractual  Exercise       at      Exercise
      Prices      12/31/97       Life       Price      12/31/97    Price
________________  __________ _____________ _________ ___________ ____________
          $.0025   8,343,496          2.41    $.0025   1,188,522       $.0025
 $4.39 to $12.38   1,517,458          6.09    $ 8.84     262,200       $ 6.04
          $12.50   4,197,797          8.21    $12.50     113,419       $12.50
$12.75 to $15.75   1,098,926          8.07    $15.10      38,460       $15.54
$16.50 to $20.50     463,240          9.01    $16.94      12,000       $19.50


     The per share weighted-average fair value of stock options granted during 1995, 1996, and 1997, was $2.16, $7.84, and $7.72, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, expected volatility factor
30.0%, risk-free interest rate of 5.82%, 6.48%, and 6.31% in 1995, 1996, and

1997, respectively, and an expected life of 5 years, 8.62 years, and 9.04 years in 1995, 1996, and 1997, respectively.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                    (in thousands, except per share data)
                                       For The Years Ended December 31,
                                        ______________________________
                                          1995       1996       1997
                                        ________    _______    _______
 Net income (loss):        As Reported  $(13,453)   $10,857    $ 2,812
                           Pro Forma     (13,493)    10,186    (1,473)

 Income (loss) per share:  As Reported
                            Basic        $ (0.33)   $  0.19    $  0.05
                            Diluted        (0.29)      0.16       0.04
                           Pro Forma
                            Basic        $ (0.33)   $  0.18    $(0.02)
                            Diluted        (0.29)      0.15     (0.02)


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


11.  BENEFIT PLANS:

     The Company's 401(k) plan, formed in January 1994, covers substantially all domestic employees who are 18 years of age with 60 days or more of service.
Participants may elect to contribute 1% to 17% of compensation. The Company may elect to make a year end contribution to the 401(k) plan. Company contributions to the plan were $50,000 in 1996. No contributions were made in 1995 and 1997.


     Effective May 15, 1994, the Company adopted a deferred compensation plan for certain executive employees, who elect to contribute to the plan. The
Company may voluntarily match all or a portion of the participants' contributions. Participants are 100% vested in their contributions and the Company's contributions vest over a 15-year period. No contributions were made to the plan in 1995, 1996, and 1997.


12.  SEGMENT  DATA:

     The Company's operations are primarily conducted in one business segment.
A summary of the Company's operations by geographic area follows.


                                         (in thousands)
                                For The Years Ended December 31,
                               ________________________________

                             1995           1996         1997
                         ____________   ___________    __________

REVENUE:
  - North America        $    128,875    $   184,366   $  261,240
  - Europe                     58,340        128,384      200,291
  - Other                           -              -       29,943
                         ____________    ___________   __________
                         $    187,215    $   312,750   $  491,474
                         ============    ===========   ==========

OPERATING INCOME (LOSS)
  - North America        $   (23,872)    $    14,455   $   18,412
  - Europe                      5,672         13,883       15,499
  - Other                           -              -     (14,649)
                         ____________    ___________   __________
                         $   (18,200)    $    28,338   $   19,262
                         ============    ===========   ==========

IDENTIFIABLE ASSETS:
  - North America                        $    96,440   $  179,951
  - Europe                                   115,244      157,806
  - Other                                          -       48,123
                                         ___________   __________
                                         $   211,684   $  385,880
                                         ===========   ==========


13.  CONTINGENCIES:

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a materially adverse effect on the Company's results of operations, financial condition, or cash flows, if decided adversely to the Company.

14.  RESTRUCTURING AND IMPAIRMENT OF ASSETS:

     In the fourth quarter of 1997, the Company recorded provisions of $15.7 million for restructuring expenses.  Included in this charge are impairment losses on long-lived assets of $11.0 million, severance and other costs of $3.6 million, and costs related to losses on contractual obligations of  $1.1 million.  The Company's restructuring plan commitments in 1997, which are expected to be fully completed in 1998, included the following initiatives:

  * Concurrent with the decision to pursue a new joint-venture equity partner in the Asia Pacific region, management committed to pursue strategic alternatives for certain other operations in 1998. The carrying value of related assets was reduced to fair value based upon estimates of selling values less costs of disposal. The resulting impairment loss of approximately $10.0 million was recorded in the fourth quarter of 1997.
     The Company also accrued certain other costs of $0.5 million related to this initiative. Revenues and operating loss of these operations were approximately $3.5 million and $1.2 million, before the effects of these charges, in 1997.

  * Management committed to plans to relocate the Company's corporate headquarters and to close or consolidate certain under-performing call centers. Costs incurred as a result of these plans consist principally of commitments related to abandoned or excess space for leased facilities of approximately $1.1 million and impairment losses of $1.0 million which were recorded by the Company for obsolete technology to record these assets at their estimated fair value, less costs of disposal. The Company also incurred severance and other costs of $0.2 million related to this plan.

     The plan to close under-performing call centers also affected management's assessment of the carrying value of certain deferred tax assets of $1.4 million originating from state incentive tax credits related to employment incentives. These deferred tax assets were expensed in the fourth quarter of 1997 because management believes that it is more likely than not that these benefits will ultimately not be utilized. (See note 7.)

  * Management committed to a plan to reorganize its corporate management in Europe. The substantial majority of costs related to this plan are severance costs of $2.8 million, which are accrued and unpaid at December
     31, 1997. The Company also incurred other costs of $0.1 million related to this plan.

After income taxes, these actions reduced fiscal year 1997 earnings by $15.7 million or $0.23 per diluted share.

15.  SUBSEQUENT EVENTS:

     On March 10, 1998, the Company completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds from the offering were used to repay borrowings outstanding under the Company's long term revolving credit facility (the "Credit Facility" - see Note 5), which was also amended on that date. No significant gain or loss was recognized as a result of this refunding.

     The Notes, which include interest payable semiannually, are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company. The Notes are guaranteed by certain of the Company's subsidiaries and contain certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of the assets of the Company.

     The Notes are redeemable, at the Company's option, in whole or in part from time to time on or after March 15, 2002. If redeemed during the twelve-month period commencing on March 15 of the year set forth below, the redemption prices are as follows, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

      Year                    Percentage
      ____                    __________
      2002...................  104.625%
      2003...................  103.083%
      2004...................  101.542%
      2005 and thereafter......100.000%

     In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes at any time on or prior to March 15, 2001 at 109.25% of the principal amount thereof, plus accrued interest to the date of redemption, from the net proceeds of one or more public equity offerings, as defined. Also, upon a change of control of the Company, as defined, the Company may be required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase.

     The Company also reached an agreement with a syndicate of commercial banks to amend the Company's existing Credit Facility to limit borrowings under the Credit Facility to an amount based upon a percentage of the Company's eligible domestic accounts receivable, as defined, up to $75 million. Certain of the financial covenants and restrictions were amended and the Company's eligible domestic accounts receivable were pledged as security.
                                     F-23


                      INDEPENDENT AUDITORS'  REPORT ON THE
                          FINANCIAL STATEMENT SCHEDULE





The Board of Directors
SITEL Corporation:

Under date of February 17, 1998, except note 15 which is as of March 10, 1998, we reported on the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole. present fairly, in all material respects, the information set forth therein.



                                                        /S/KPMG PEAT MARWICK LLP



Omaha, Nebraska
February 17, 1998
                                      S-1


                       SITEL CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)



                                                           ACCOUNTS
                                    BEGINNING  BAD DEBT   CHARGED TO    ENDING
            DESCRIPTION              BALANCE    EXPENSE    ALLOWANCE   BALANCE
  ________________________________  _________  _________  ___________  _______


  Allowance for doubtful accounts
      for trade receivables
      Year ended December 31, 1995      $846        422          331      $937


  Allowance for doubtful accounts
      for trade receivables
      Year ended December 31, 1996      $937      2,845          594    $3,188


  Allowance for doubtful accounts
      for trade receivables
      Year ended December 31, 1997    $3,188      2,410          499    $5,099




