Form 10-Q
period 1998-03-31
SITEL CORP
filed 1998-05-14
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                [X]    Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1998


                                       or


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


                          111 SOUTH CALVERT, STE. 1910
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

     As of May 4, 1998, the Company had 63,777,115 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


       Consolidated Condensed Balance Sheets.................   1

       Consolidated Condensed Statements of Income...........   2

       Consolidated Condensed Statements of Cash Flows.......   3

       Notes to Consolidated Condensed Financial Statements..   4


Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition..................            7


PART II - OTHER INFORMATION


Item 2.  Changes in Securities...............................  11

Item 5.  Other Information...................................  11

Item 6.  Exhibits and Reports on Form 8-K....................  11

Signature....................................................  12

                         SITEL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED  BALANCE SHEETS
                        December 31, 1997 and March 31 1998
                      (dollars in thousands, except share data)

                                                      December 31,    March 31
                      ASSETS
                                                          1997          1998
                                                      ____________  ____________
Current assets:
                                                                    (unaudited)
     Cash and cash equivalents....................  $      24,285 $       12,318
     Trade accounts receivable (net of allowance for
     doubtful accounts of $ 5,099 and $4,904,
     respectively.................................        107,697        120,430
     Marketable securities........................            159             --
     Prepaid expenses.............................          3,916          5,469
     Other assets.................................          9,548         20,438
     Deferred income taxes........................          3,153          2,787
                                                      ____________   ___________
                    Total current assets..........        148,758        161,442
Property and equipment, net.......................        120,600        113,444
Deferred income taxes.............................         11,114         12,689
Goodwill, net.....................................         94,381         92,792
Other assets......................................         11,027         12,799
                                                      ____________   ___________
                    Total assets..................  $     385,880 $      393,166
                                                      ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable - bank..........................  $      14,376 $      23,748
     Current portion of long-term debt............         10,793         7,014
     Current portion of  capitalized lease
        obligations...............................          4,934         4,215
     Trade accounts payable.......................         27,322        23,459
     Income taxes payable.........................          8,398         6,494
     Accrued compensation.........................         14,120        14,636
     Accrued operating expenses...................         22,984        20,017
     Deferred revenue and other...................          6,286         5,044
                                                     ____________   ___________
                    Total current liabilities.....        109,213       104,627
Long-term debt, excluding current portion.........        102,505       107,620
Capitalized lease obligations, excluding current
portion...........................................         12,983        11,506
Deferred compensation ............................          1,407         1,466
Minority interest.................................          1,384         7,707
Stockholders' equity:
     Common stock, voting, $.001 par value
     200,000,000 shares authorized, 63,099,597
     and 63,745,558 shares issued and outstanding,
     respectively.................................             63            64
     Paid-in capital..............................        155,326       157,036
     Accumulated other comprehensive income.......        (6,415)       (7,738)
     Retained earnings............................          9,414        10,878
                                                     ____________   ___________
                    Total stockholders' equity....        158,388       160,240
                                                     ____________   ___________

                    Total liabilities and
                    stockholders' equity..........  $     385,880 $     393,166
                                                     ============   ===========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                           SITEL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                       (unaudited)


                                                 For The Three Months Ended
                                                  March 31,        March 31,
                                                     1997             1998
                                                _____________    _____________
  (in thousands, except per share data)

  Revenues.................................... $       104,260 $        137,748
                                                 _____________    _____________
  Operating expenses:
       Cost of services.......................          56,357           77,820
       Selling, general and administrative
       expenses...............................          37,242           54,672
                                                 _____________    _____________

                      Total operating expense.          93,599          132,492
                                                 _____________    _____________

                      Operating income........          10,661            5,256


  Other income (expense):
       Interest expense, net..................           (534)          (2,590)

       Other income, net......................             --               135
                                                 _____________    _____________

  Income before income taxes
     and minority interest....................         10,127             2,801

  Income tax expense..........................          3,643             1,117

  Minority interest...........................             30             (294)
                                                 _____________    _____________

  Net income from continuing operations.......          6,454             1,978

  Extraordinary loss on refinancing of debt,
  net of taxes................................             --               514
                                                 _____________    _____________
  Net income.................................. $         6,454 $          1,464
                                                 =============    =============


  Income from continuing operations per common share:
  Basic....................................... $          0.11 $           0.03
  Diluted..................................... $          0.10 $           0.03

  Income per common share:
  Basic....................................... $          0.11 $           0.02
  Diluted..................................... $          0.10 $           0.02

  Weighted average common shares outstanding:
  Basic.......................................          59,875           63,295
  Diluted.....................................          67,509           69,611

  The accompanying notes are an integral part of the consolidated condensed financial statements.

                         SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For Three Months Ended
    (dollars in thousands)                      March 31,              March 31,
                                                  1997                    1998
                                              _____________         ____________
Net income..................................  $       6,454        $       1,464
Adjustments to reconcile net income to
net cash used in operating activities:
  Depreciation and amortization.............          4,881                9,654
  Extraordinary loss on refinancing of debt.             --                  792
  Gain on marketable securities.............             --                (208)
  Change in assets and liabilities:
    Trade accounts receivable...............       (21,528)             (12,829)
    Other assets............................        (1,204)              (4,711)
    Trade accounts payable..................          1,525              (3,808)
    Other liabilities.......................        (3,133)              (4,552)
                                              _____________         ____________

      Net cash used in operating activities.       (13,005)             (14,198)
                                              _____________         ____________

Cash flows from investing activities:
  Purchases of property and equipment.......       (18,692)             (11,683)
  Proceeds from sale-leasebacks of
   facilities...............................            --                 9,336
  Acquisition of businesses, net of cash
   acquired.................................       (20,666)                   --
  Sale of marketable securities.............            --                   257
  Changes in other assets, net..............            108                   55
                                              ______________        ____________

      Net cash used in investing activities.        (39,250)             (2,035)
                                              ______________        ____________

Cash flows from financing activities:
  Borrowings on note payable................          28,862              10,720
  Repayments of note payable................         (9,291)             (1,303)
  Borrowings on long-term debt..............          14,574             125,808
  Repayment of long-term debt and
    capitalized lease obligations...........            (27)           (130,354)
  State incentive credits received..........             900                  --
  Common stock issued for option
    exercises...............................             200                  76
                                              ______________        ____________

      Net cash provided by financing
        activities..........................          35,218               4,947
                                              ______________        ____________

Effect of exchange rates on cash............            (526)              (681)
                                              ______________        ____________

      Net increase (decrease) in cash.......         (17,563)           (11,967)
Cash and cash equivalents, beginning of
 period.....................................           25,710             24,285
                                              _______________       ____________
 Cash and cash equivalents, end of period...  $         8,147       $     12,318
                                              ===============       ============

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


                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS



1.   BASIS OF PRESENTATION:

The consolidated condensed balance sheet of SITEL Corporation and Subsidiaries (the "Company") at December 31, 1997 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Such adjustments consist only of normal recurring items. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1997.

2.   SALE OF STOCK OF SUBSIDIARIES:

During the first quarter of 1998 the Company sold newly issued stock of certain subsidiaries located in the Asia Pacific region to Lend Lease Corporation Limited, Sydney, Australia and certain of its subsidiaries ("Lend Lease"). Lend Lease paid approximately $6.6 million for a 20% interest in these subsidiaries, which provide outsourced call center solutions throughout the region.

Lend Lease has several options to increase its ownership percentage in amounts up to a total of 49% which, subject to meeting certain conditions, expire at various times through on or about March 2004. The option exercise prices are intended to approximate fair value through formulas tied to the subsidiary's revenue levels for certain prior periods. The Company also has an option to reacquire the original shares sold to Lend Lease at an agreed formula price from on or about March 2000 through on or about March 2001 so long as Lend Lease has not exercised its option to increase its ownership percentage. Lend Lease also has an option to sell its shares back to the Company at an agreed formula price (the "put option"). The put option expires upon the earlier of Lend Lease exercising its option to increase its ownership percentage or on or about March 2001.

Operations of these subsidiaries are controlled by a management committee on which Lend Lease and the Company have equal representation. The Company, however, effectively controls the operations of these subsidiaries through certain dispute resolution processes that are included in the shareholder agreements. Should the Company exercise its control through these dispute resolution processes, Lend Lease has the option to sell its shares back to the Company at an agreed formula price which is intended to approximate fair value.

Although the purchase price paid by Lend Lease exceeds the book value of the 20% ownership that they acquired, due to the put option the Company has included the entire amount of the stock purchase price as minority interest. The Company will accrete to the put option formula price if earnings credited to the minority interest are not sufficient to record the amount that would be required to be paid to Lend Lease upon their exercise of the put option.

3.  INCOME TAXES:

The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory Federal income tax rate of 34% on income is primarily due to non-deductible business acquisition expenses and international, state and local income taxes.

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS



4.  LONG TERM DEBT AND NOTES PAYABLE:

On March 10, 1998, the Company completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds from the offering were used to repay borrowings outstanding under the Company's long term revolving credit facility (the "Credit Facility"), which was also amended on that date.

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

The Notes are redeemable, at the Company's option, in whole or in part from time to time on or after March 15, 2002. If redeemed during the twelve-month period commencing on March 15 of the year set forth below, the redemption prices are as follows, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

             Year                              Percentage
             ____                              __________
             2002     .......................  104.625%
             2003     .......................  103.083%
             2004     .......................  101.542%
             2005 and thereafter  ...........  100.000%


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

In connection with the repayment of the amounts due under the existing Credit Facility from the proceeds of the Notes, the Company also reached an agreement with a syndicate of commercial banks to amend the Company's existing Credit Facility to limit borrowings under the Credit Facility to an amount based upon a percentage of the Company's eligible domestic accounts receivable, as defined, up to $75 million. Certain of the financial covenants and restrictions were amended and the Company's eligible domestic accounts receivable were pledged as
security.   As a result of the amendment the Company recognized an extraordinary charge of $514,000, net of tax, to write off the deferred costs of the original Credit Agreement.

5.  EMPLOYEE STOCK PURCHASE PLAN:

During the first quarter of 1998, the Company implemented an Employee Stock Purchase Plan ("ESPP" or the "Plan"). The Plan enables eligible employees to Purchase the Company's stock at 85% of the current market value on a quarterly basis.

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS



6.  ACCOUNTING PRONOUNCEMENT:

Statement of Financial Accounting Standard ("SFAS") 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard also requires disclosure of the total of comprehensive income in interim financial statements. The Company's comprehensive income was $1,706,000 and $141,000 for the three month periods ended March 31, 1997 and 1998, respectively. The difference between the Company's reported net income and comprehensive income for those three month periods is primarily due to the change in the currency exchange adjustment. The accumulated other comprehensive income included in the Company's Consolidated Condensed Balance Sheet at December 31, 1997 and March 31, 1998 is primarily the accumulated currency exchange adjustment.

7.    RESTRUCTURING:

In the fourth quarter of 1997, the Company recorded a $15.7 million charge for restructuring expenses. Included in that charge were severance and other costs of $3.6 million, of which $3.4 million was recorded as a liability at December 31, 1997, as well as $1.1 million of liabilities related to losses on contractual obligations. The amount of actual termination benefits paid and actual losses charged against the liability for contractual obligations during the three months ended March 31, 1998 was approximately $650,000 and $100,000, respectively.

                       SITEL CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION.

OVERVIEW

SITEL Corporation and subsidiaries (the "Company") are engaged primarily in inbound, outbound, and interactive teleservicing activities, servicing the telecommunications, financial services, insurance, technology, utilities, media and entertainment, consumer, automotive and travel and hospitality industries. Operations are primarily located in North America, Europe, the Asia Pacific region, and Latin America.

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. All amounts are in thousands.


                                         Three Months Ended March 31,
                                           1997                 1998
                                   ___________________  ___________________
 Revenues........................  $  104,260  100.0 %  $  137,748  100.0 %
                                   ___________________  ___________________
 Operating expenses:
   Cost of services...............     56,357   54.1 %      77,820   56.5 %
   Selling, general, and
   administrative expenses........     37,242   35.7 %      54,672   39.7 %
                                   ___________________  ___________________
     Total operating expenses.....     93,599   89.8 %     132,492   96.2 %

     Operating income.............     10,661   10.2 %       5,256    3.8 %

 Interest expense, net...........       (534)  (0.5) %     (2,590)  (1.9) %
 Other income, net...............          --    0.0 %         135    0.1 %
                                   ___________________  ___________________
 Income before income taxes and
 minority interest...............      10,127    9.7 %       2,801    2.0 %

 Income tax expense..............       3,643    3.5 %       1,117    0.8 %

 Minority interest...............          30    0.0 %       (294)  (0.2) %
                                   ___________________  ___________________
 Net income from continuing
 operations......................       6,454    6.2 %       1,978    1.4 %

 Extraordinary loss on
 refinancing of debt, net of
 taxes...........................          --     -- %         514    0.3 %
                                   ___________________  ___________________
 Net income......................  $    6,454    6.2 %  $    1,464    1.1 %
                                   ===================  ===================

                       SITEL CORPORATION AND SUBSIDIARIES



THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997
_______________________________________________________________________

Revenues:
_________

Revenues increased $33.5 million, or 32.1%, to $137.7 million in the three months ended March 31, 1998 from $104.3 million in the three months ended March 31, 1997. Of this increase, $13.8 million was attributable to services initiated for new clients, $10.6 million was attributable to increased revenues from existing clients and $9.1 million was attributable to increased revenues from businesses acquired under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

Cost of Services:
_________________

Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities. Cost of services increased $21.5 million, or 38.1%, to $77.8 million in the three months ended March 31, 1998 from $56.4 million in the three months ended March 31, 1997. As a percentage of revenues, cost of services increased to 56.5% in the first quarter of 1998 from 54.1% in the first quarter of 1997. The overall increase includes an offsetting impact of a one-time re-negotiation of a client contract which included cost of services
at lower than normal levels during the three months ended March 31, 1998.   The
overall increase in cost of services was primarily attributable to lower utilization of labor resources in Europe, which costs were incurred in anticipation of higher teleservicing campaign revenues, as well as lower margins in the Asia Pacific region caused by certain under-performing customer contracts. The Company has renegotiated or resigned certain of these contracts which should decrease the cost of service as a percentage of revenue in future periods for that region.

Selling, General and Administrative Expenses:
_____________________________________________

Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, facilities expenses, depreciation and maintenance, amortization, sales and marketing activities, and client support services. Selling, general and administrative expenses increased $17.4 million, or 46.8%, to $54.7 million in the three months ended March 31, 1998 from $37.2 million in the three months ended March 31, 1997. This increase was primarily a result of the Company's continued growth both internally and through acquisition. The increases caused by this growth were partially offset by changes in estimates of certain expenses, including discretionary performance bonuses. As a percentage of revenues, selling, general and administrative expenses increased to 39.7% in the first quarter of 1998 from 35.7% in the first quarter of 1997. This increase was primarily due to lower than anticipated revenues from European operations and costs associated with start up operations in the Asia Pacific region and Latin America.

Operating Income:
_________________

Operating income decreased $5.4 million, or 50.7%, to $5.3 million in the three months ended March 31, 1998 from $10.7 million in the three months ended March 31, 1997. As a percentage of revenues, operating income decreased to 3.8% in the first quarter of 1998 from 10.2% in the first quarter of 1997. This decrease was primarily due to the increase in both cost of services and selling, general and administrative expenses as a percentage of revenue as noted above.

Interest Expense, Net:
______________________

Interest expense, net of interest income, increased to $2.6 million of interest expense in the three months ended March 31, 1998 from $0.5 million of interest expense in the three months ended March 31, 1997. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

                       SITEL CORPORATION AND SUBSIDIARIES



Income Tax Expense:
___________________

Income tax expense decreased to $1.1 million in the three months ended March 31, 1998 from $3.6 million in the three months ended March 31, 1997. This decrease was primarily attributable to the decrease in operating income noted earlier. The income tax expense as a percent of income before income taxes and minority interest increased to 39.9% in the three months ended March 31, 1998 from 36.0% in the three months ended March 31, 1997 primarily due to the impact of nondeductible expenses associated with acquisitions combined with lower
operating income.                    .

Net Income From Continuing Operations and Net Income:
_____________________________________________________

For the reasons discussed above, net income from continuing operations decreased $4.5 million to $2.0 million in the three months ended March 31, 1998 from $6.5 million in the three months ended March 31, 1997. After the extraordinary loss on refinancing of debt, net income decreased $5.0 million to $1.5 million in the three months ended March 31, 1988.

Liquidity and Capital Resources:
________________________________

Cash used in operating activities was approximately $14.2 million during the first quarter of 1998. This was primarily the result of an increase in accounts receivable and other assets and decreases in liabilities partially offset by net income and non-cash charges. The Company anticipates that the accounts receivable will continue to grow, using working capital, as the Company continues to grow. Cash used in investing activities in the first quarter of 1998 of approximately $2.0 million was primarily related to capital expenditures partially offset by the proceeds from sale-leasebacks of facilities. Cash provided by financing activities in the first quarter of 1998 of approximately $4.9 million primarily related to borrowings on the Company's notes payable. During the first quarter of 1998, the Company also completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006. The proceeds from the offering were used to repay borrowings outstanding under the Company's long term revolving credit facility.

Year 2000 Issue
_______________

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. SITEL has made a preliminary assessment of its Year 2000 compliance issues, and is in the process of developing a general plan to address such issues. Although the Company has not yet estimated the total costs needed for Year 2000 compliance, the Company believes it will be able to upgrade and maintain its computer systems to recognize years beginning with 2000 and that the cost to do so will not be material to its financial position or liquidity. Such costs may, however, be material to the Company's results of operations, particularly on a short-term basis.

Quarterly Results and Seasonality
_________________________________

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

                       SITEL CORPORATION AND SUBSIDIARIES



Effects of Inflation
____________________

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

Accounting Pronouncements
_________________________

Statement of Financial Accounting Standard ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company anticipates adopting this accounting pronouncement in 1998; however, management believes that it will not have a significant impact on the Company's annual consolidated financial statements.

Forward-Looking Statements
__________________________

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward-looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," and "anticipated." The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, dependence on key personnel and control by management. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements

                       SITEL CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
         ______________________

     (b) In March 1998, the registrant issued Senior Subordinated Notes which restricts the payment of cash dividends on Common Stock. See footnote 4 to the financial statements contained herein.

Item 5.  Other Information.
         __________________

     The Company announced on May 12, 1998 that Phillip A. Clough, President, was appointed to the additional post of Chief Executive Officer. Mr. Clough succeeds Michael P. May, who resigned.


Item 6.  Exhibits and Reports on Form 8-K.
         _________________________________

     (a)    Exhibits:
            _________

            10.3(c) Amendment No. 3 to the Amended and Restated SITEL
                    Corporation 1995 Employee Stock Option Plan

            10.5(a) Second Amendment to SITEL Corporation Executive Wealth
                    Accumulation Plan

            10.12 Amended and Restated SITEL Corporation Employee Stock Purchase Plan

            27      Financial Data Schedule


      (b)   Reports on Form 8-K.  The Company filed the following reports on
            ____________________
            Form 8-K during the quarter for which this report is filed.

          1) The Company filed a Form 8-K on January 21, 1998, reporting under Item 5 that it had signed an agreement with Lend Lease Corporation Limited, Sydney Australia, for a joint venture to provide outsourced call center solutions throughout Asia Pacific.

          2)   The Company filed a Form 8-K on March 10, 1998, reporting under
               Item 5 that it had completed the private placement of $100 million of 9 1/4% Senior Subordinated Notes and that it had amended its revolving credit facility.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 1998             SITEL Corporation


                                By: /s/ W. Gar Richlin
                                ____________________________________________
                                W. Gar Richlin
                                Executive Vice-President and Chief Financial
                                Officer (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES




     Exhibits Index:                                              Page
     _______________                                             ______

      10.3(c)  Amendment No. 3 to the Amended and Restated SITEL
               Corporation 1995 Employee Stock Option Plan         14

      10.5(a)  Second Amendment to SITEL Corporation Executive
               Wealth Accumulation Plan                            15

      10.12    Amended and Restated SITEL Corporation Employee
               Stock Purchase Plan                                 18

      27       Financial Data Schedule                             31
          _____________________