Form 10-Q/A
period 1998-03-31
SITEL CORP
filed 1998-08-13
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                       SITEL CORPORATION AND SUBSIDIARIES
                       __________________________________

                                     PART I
                                     _______

The registrant hereby amends Part I, Item 1 of its Form 10-Q for the period ended March 31, 1998 to provide additional disclosure regarding Supplemental Guarantor Financial Information in Note #8 to its financial statements. The Consolidated Condensed Balance Sheets, Statements of Income, and Statements of Cash Flows included in the 10-Q are not changed by this amendment.



Item 1.  Financial Statements


     Consolidated Condensed Balance Sheets.......................   1

     Consolidated Condensed Statements of Income.................   2

     Consolidated Condensed Statements of Cash Flows.............   3

     Notes to Consolidated Condensed Financial Statements........   4



PART II - OTHER INFORMATION


  Signature......................................................  13

                           SITEL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED  BALANCE SHEETS
                          December 31, 1997 and March 31, 1998
                        (dollars in thousands, except share data)

                                                       December 31,  March 31,
                       ASSETS
                                                           1997        1998
                                                       ____________ ___________
Current assets:                                                     (unaudited)
   Cash and cash equivalents.......................  $      24,285  $    12,318
   Trade accounts receivable (net of allowance for
   doubtful accounts of $ 5,099 and$4,904,
   respectively)...................................         107,697     120,430
   Marketable securities...........................             159          --
   Prepaid expenses................................           3,916       5,469
   Other assets....................................           9,548      20,438
   Deferred income taxes...........................           3,153       2,787
                                                       ____________  __________
         Total current assets......................         148,758     161,442
   Property and equipment, net ....................         120,600     113,444
   Deferred income taxes ..........................          11,114      12,689
   Goodwill, net...................................          94,381      92,792
   Other assets....................................          11,027      12,799
                                                       ____________  __________
         Total assets..............................  $     385,880  $   393,166
                                                       ============  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable-bank...............................  $       14,376 $     23,748
   Current portion of long-term debt...............          10,793        7,014
   Current portion of  capitalized lease                      4,934        4,215
   obligations ....................................
   Trade accounts payable..........................          27,322       23,459
   Income taxes payable............................           8,398        6,494
   Accrued compensation............................          14,120       14,636
   Accrued operating expenses......................          22,984       20,017
   Deferred revenue and other......................           6,286        5,044
                                                        ____________  __________
         Total current liabilities.................         109,213      104,627
Long-term debt, excluding current portion..........         102,505      107,620
Capitalized lease obligations, excluding current
portion............................................          12,983       11,506
Deferred compensation .............................           1,407        1,466

Minority interest..................................           1,384        7,707

Stockholders' equity:
   Common stock, voting, $.001 par value
   200,000,000 shares authorized, 63,099,597 and
   63,745,558 shares issued and outstanding,
   respectively....................................              63           64
   Paid-in capital.................................         155,326      157,036
   Accumulated other comprehensive income..........         (6,415)      (7,738)
   Retained earnings...............................           9,414       10,878
                                                       ____________  ___________
          Total stockholders' equity...............         158,388      160,240
                                                       ____________  ___________

          Total liabilities and stockholders'
          equity...................................   $     385,880 $    393,166
                                                       ============  ===========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                           SITEL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (unaudited)


                                                   For The Three Months Ended
                                                March 31, 1997     March 31,1998
                                                ______________     _____________

(in thousands, except per share data)

Revenues................................       $        104,260 $        137,748
                                                ______________    ______________
Operating expenses:
  Cost of services......................                 56,357           77,820
  Selling, general and administrative
  expenses..............................                 37,242           54,672
                                                 ______________    _____________

      Total operating expense...........                 93,599         132,492
                                                 ______________    _____________

      Operating income .................                 10,661           5,256

Other income (expense):
  Interest expense, net.................                  (534)          (2,590)
  Other income, net.....................                    --              135
                                                 ______________    _____________

  Income before income taxes
     and minority interest..............                10,127            2,801

  Income tax expense....................                 3,643            1,117

  Minority interest ....................                    30            (294)
                                                 ______________    _____________

  Net income from continuing operations.                 6,454            1,978
  Extraordinary loss on refinancing of
  debt, net of taxes....................                    --              514
                                                 ______________    _____________
  Net income............................      $          6,454  $         1,464
                                                 ==============    =============

Income from continuing operations per common share:
 Basic..................................      $           0.11  $          0.03
 Diluted................................      $           0.10  $          0.03

Income per common share:
 Basic..................................      $           0.11  $          0.02
 Diluted................................      $           0.10  $          0.02

Weighted average common shares outstanding:
 Basic..................................                59,875           63,295
 Diluted................................                67,509           69,611

The accompanying notes are an integral part of the consolidated condensed financial statements.

                          SITEL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                    For Three Months Ended
      (dollars in thousands)                     March 31, 1997    March 31, 1998
                                                 ______________   ______________
Net income..................................    $        6,454  $         1,464
Adjustments to reconcile net income to net cash
used in operating  activities:
  Depreciation and amortization.............             4,881            9,654
  Extraordinary loss on refinancing of debt.                --              792
  Gain on marketable securities.............                --             (208)
  Change in assets and liabilities:
     Trade accounts receivable..............           (21,528)         (12,829)
     Other assets...........................            (1,204)          (4,711)
     Trade accounts payable.................             1,525           (3,808)
     Other liabilities......................            (3,133)          (4,552)
                                                _______________   ______________

      Net cash used in operating activities.           (13,005)         (14,198)
                                                _______________   ______________

  Cash flows from investing activities:
  Purchases of property and equipment.......           (18,692)         (11,683)
  Proceeds from sale-leasebacks of
  facilities................................                --            9,336
  Acquisition of businesses, net of cash
  acquired..................................           (20,666)              --
  Sale of marketable securities.............                --              257
  Changes in other assets, net..............               108               55
                                                _______________   ______________

      Net cash used in investing activities.           (39,250)          (2,035)
                                                _______________   ______________

 Cash flows from financing activities:
  Borrowings on note payable................            28,862           10,720
  Repayments of note payable................            (9,291)          (1,303)
  Borrowings on long-term debt .............            14,574          125,808
  Repayment of long-term debt and
  capitalized lease obligations.............               (27)        (130,354)
  State incentive credits received..........               900               --
  Common stock issued for option exercises..               200               76
                                                _______________   ______________

      Net cash provided by financing
      activities............................            35,218            4,947
                                                _______________   ______________

      Effect of exchange rates on cash......              (526)            (681)
                                                _______________   ______________

      Net increase (decrease) in cash.......           (17,563)         (11,967)
      Cash and cash equivalents, beginning
      of period.............................            25,710           24,285
                                                _______________   ______________
      Cash and cash equivalents, end of
      period................................  $          8,147  $        12,318
                                                ===============   ==============

Supplemental schedule of non-cash financing and investing activities:

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

The Notes are redeemable, at the Company's option, in whole or in part from time to time on or after March 15, 2002. If redeemed during the twelve-month period commencing on March 15 of the year set forth below, the redemption prices are as follows, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

            Year                                   Percentage
            ____                                   __________
            2002       ..........................  104.625%
            2003       ..........................  103.083%
            2004       ..........................  101.542%
            2005 and thereafter    ..............  100.000%


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

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Notes are guaranteed, on a full, unconditional and joint and several basis, by all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of December 31, 1997 and March 31, 1998, and for the three months ended, March 31, 1997 and 1998 of
(a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and

     (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.


                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      Condensed Consolidating Balance Sheet
                                December 31, 1997
                                 (in thousands)

                                                          Guarantor       Nonguarantor
                                             Parent      Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                            _________    ____________    _____________     ____________    ____________
ASSETS
Current assets:
  Cash and cash equivalents.............. $    11,514  $        2,075  $         10,696 $            --  $       24,285
  Trade accounts receivable, net.........      21,832          22,167            65,313         (1,615)         107,697
  Marketable securities..................         159              --                --              --             159
  Prepaid expenses and other current
  asset..................................       6,523             264             9,830              --          16,617
                                            _________    ____________     _____________    ____________    ____________
    Total current assets.................      40,028          24,506            85,839         (1,615)         148,758
  Property and equipment, net............      37,585          24,251            58,764              --         120,600
  Deferred income taxes..................      11,070              --                44              --          11,114
  Goodwill, net..........................       1,627          21,926            70,828              --          94,381
  Other assets...........................       7,532             121             3,374              --          11,027
  Investments in subsidiaries............     180,112          94,999                --       (275,111)              --
  Notes receivable, intercompany.........          --          22,203                --        (22,203)              --
                                            _________    ____________     _____________    ____________    ____________
    Total assets......................... $   277,954  $      188,006  $        218,849 $     (298,929)  $      385,880
                                            =========    ============     =============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable.......................... $         -- $           --  $         14,376 $            --  $       14,376
Current portion of long-term debt........        2,026             --             8,767              --          10,793
Current portion of capitalized lease
  obligations............................          308             98             4,528              --           4,934
  Trade accounts payable.................        2,841          1,202            24,894         (1,615)          27,322
Accrued expenses and other current
  liabilities............................       11,168          6,210            34,410              --          51,788
                                             _________   ____________     _____________    ____________    ____________
    Total current liabilities............       16,343          7,510            86,975         (1,615)         109,213
  Long-term debt, excluding current
  portion................................      101,488             --             1,017              --         102,505
  Capitalized lease obligations, excluding
  current portion........................          328            140            12,515              --          12,983
  Notes payable, intercompany and
  other..................................           --            244            21,959        (22,203)              --
  Deferred compensation .................        1,407             --                --              --           1,407

  Minority interest......................           --             --             1,384              --           1,384

  Stockholders' equity...................      158,388        180,112            94,999       (275,111)         158,388
                                             _________   ____________     _____________    ____________    ____________
  Total liabilities and stockholders'
    equity............................... $    277,954 $      188,006  $        218,849 $     (298,929)  $      385,880
                                             =========   ============     =============    ============    ============

                                    SITEL CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                    Condensed Consolidating Balance Sheet
                                                  March 31, 1998
                                                  (in thousands)
                                                         Guarantor         Nonguarantor
                                            Parent      Subsidiaries       Subsidiaries    Eliminations    Consolidated
                                          __________   ______________     _____________    ____________    ____________
ASSETS
Current assets:
  Cash and cash equivalents..........   $      5,561 $          1,491   $          5,266 $           --  $        12,318
  Trade accounts receivable, net.....         28,342           26,355             67,662        (1,929)          120,430
  Prepaid expenses and other current           7,614              172             20,908             --           28,694
  assets.............................     __________   ______________      _____________   ____________     ____________
  Total current assets...............         41,517           28,018             93,836        (1,929)          161,442
  Property and equipment, net........         30,823           22,278             60,343             --          113,444
  Deferred income taxes..............          9,733            (244)              3,200             --           12,689
  Goodwill, net......................          1,605           21,699             69,488             --           92,792
  Other assets.......................          9,947              100              2,752             --           12,799
  Investments in subsidiaries........        184,112           90,546                 --      (274,658)               --
  Notes receivable, intercompany.....             --           27,683                 --       (27,683)               --
                                          __________   ______________      _____________   ____________     ____________
Total assets.........................   $    277,737  $       190,080    $       229,619 $    (304,270)  $       393,166
                                          ==========   ==============      =============   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable........................   $         -- $             --   $         23,748 $           --  $        23,748
Current portion of long-term debt....          2,323               --              4,691             --            7,014
Current portion of capitalized lease
  obligations........................            314               98              3,803             --            4,215
Trade accounts payable...............          2,908            1,041             21,439        (1,929)           23,459
Accrued expenses and other current
  liabilities........................          8,714            4,727             32,750             --           46,191
                                          __________   ______________      _____________   ____________     ____________
Total current liabilities............         14,259            5,866             86,431        (1,929)          104,627
Long-term debt, excluding current
  portion............................        101,524               --              6,096             --          107,620
Capitalized lease obligations, excluding
  current portion....................            248              102             11,156             --           11,506
Notes payable, intercompany..........             --               --             27,683       (27,683)               --
Deferred compensation................          1,466               --                 --             --            1,466
Minority interest....................             --               --              7,707             --            7,707
Stockholders' equity.................        160,240          184,112             90,546      (274,658)          160,240
                                          __________   ______________      _____________   ____________     ____________
Total liabilities and stockholders'
     equity..........................  $     277,737  $       190,080    $       229,619 $    (304,270)  $       393,166
                                           =========   ==============      =============   ============     ============

                                 SITEL CORPORATION AND SUBSIDIARIES
                        NOTES TOCONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                              Condensed Consolidating Statement of Income
                               For the three months ended March 31, 1997
                                            (in thousands)

                                                         Guarantor         Nonguarantor
                                            Parent      Subsidiaries       Subsidiaries    Eliminations    Consolidated
                                          __________   _____________       _____________    ____________    ____________

Revenues..............................  $     34,763 $         17,455   $         52,042 $           --    $      104,260
                                          __________   ______________      _____________    ____________    ____________
Operating expenses:
  Cost of services....................        18,380            9,212             28,765             --          56,357
  Selling, general and administrative
  expenses............................        13,722            6,038             17,482             --          37,242
                                          __________   ______________      _____________   ____________    ____________

     Total operating expenses.........        32,102           15,250             46,247             --          93,599
                                          __________   ______________      _____________   ____________    ____________

     Operating income.................         2,661            2,205              5,795             --          10,661
                                          __________   ______________      _____________   ____________    ____________

Other income (expense):
  Equity in earnings of subsidiaries,
  net of tax..........................         4,197            2,972                 --        (7,169)              --
  Intercompany charges................            --              369              (369)             --              --
  Interest income (expense), net .....           481            (571)              (444)             --           (534)
                                          __________   ______________      _____________   ____________    ____________

     Total other income (expense).....         4,678            2,770              (813)        (7,169)           (534)
                                          __________   ______________      _____________   ____________    ____________

Income before income taxes and
minority interest.....................         7,339            4,975              4,982        (7,169)          10,127

Income tax expense....................           885              778              1,980             --           3,643

Minority interest.....................            --               --                 30             --              30
                                          __________   ______________      _____________   ____________    ____________

     Net income.......................  $      6,454 $          4,197   $          2,972 $      (7,169)  $        6,454
                                          ==========    =============      =============   ============    ============

                                  SITEL CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                              Condensed Consolidating Statement of Income
                               For the three months ended March 31, 1998
                                             (in thousands)
                                                              Guarantor      Nonguarantor
                                                  Parent     Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                 ________    ____________    ____________   ____________    ____________


Revenues.....................................  $    34,072   $     41,006    $     62,670   $         --    $    137,748
                                                  ________   ____________    ____________   ____________    ____________
Operating expenses:
 Cost of services............................       17,960         23,346          36,514             --          77,820
 Selling, general and administrative
   expenses..................................       15,124         14,326          25,222             --          54,672
                                                  ________   ____________    ____________   ____________    ____________

    Total operating expenses.................       33,084         37,672          61,736             --         132,492
                                                  ________   ____________    ____________   ____________    ____________

 Operating income............................          988          3,334             934             --           5,256
                                                  ________   ____________    ____________   ____________    ____________

Other income (expense):
 Equity in earnings (losses) of subsidiaries,
   net of tax................................        1,781           (163)             --         (1,618)             --
 Intercompany charges........................           56            436            (492)            --              --
 Interest expense, net.......................       (1,113)          (780)           (697)            --          (2,590)
 Other income................................          135             --              --             --             135
                                                  ________   ____________    ____________   ____________    ____________


   Total other income (expense)..............          859          (507)          (1,189)        (1,618)         (2,455)
                                                  ________   ____________    ____________   ____________    ____________

Income (loss) before income taxes and
  minority interest..........................        1,847          2,827            (255)        (1,618)          2,801

Income tax expense  (benefit)................         (131)         1,046             202             --           1,117

Minority interest............................           --             --            (294)             --           (294)
                                                  ________   ____________    ____________   ____________    ____________

    Net income (loss) from continuing
      operations.............................        1,978          1,781           (163)        (1,618)           1,978

Extraordinary loss on refinancing of debt, net
  of taxes...................................          514             --              --             --             514
                                                  ________   ____________    ____________   ____________    ____________

 Net income (loss) ..........................    $   1,464  $       1,781  $        (163)  $     (1,618)   $       1,464
                                                  ========   ============    ============   ============    ============

                                     SITEL CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                               Condensed Consolidating Statement of Cash Flows
                                  For the three months ended March 31, 1997
                                               (in thousands)

                                                              Guarantor      Nonguarantor
                                                 Parent      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                ________     ____________    ____________   ____________    ____________

Net cash provided by (used in) operating
   activities................................  $ (12,705)   $       (749)    $       449  $          --   $      (13,005)
                                                ________     ____________    ____________   ____________    ____________

Cash flows from investing activities:
  Investments in subsidiaries................    (11,979)         (9,050)              --         21,029              --
  Purchases of property and equipment........     (9,099)         (2,772)          (6,821)            --         (18,692)
  Acquisitions of  businesses, net of cash
  acquired...................................    (11,941)             --           (8,725)            --         (20,666)
  Changes in other assets, net...............         --              --              108             --             108
                                                 ________    ____________    ____________   ____________    ____________
Net cash used in investing activities......       (33,019)        (11,822)       (15,438)         21,029        (39,250)
                                                 ________    ____________    ____________   ____________    ____________
Cash flows from financing activities:
  Borrowings on notes payable...............       27,380              --          1,482              --          28,862
  Repayments of notes payable...............       (9,152)             --           (139)             --          (9,291)
  Borrowings on long-term debt..............       14,300              --            274              --          14,574
  Repayment of long-term debt and capital
  lease obligations.........................           (3)            (24)            --              --             (27)
  Net capital contribution from parent......           --          11,979          9,050         (21,029)             --
  State incentive credits received..........          900              --             --              --             900
  Common stock issued for option exercises..          200              --             --              --             200
                                                 ________    ____________    ___________    ____________    ____________

Net cash provided by financing                     33,625          11,955         10,667         (21,029)         35,218
  activities................................     ________    ____________    ___________    ____________    ____________

Effect of exchange rates on cash............           --              --           (526)             --            (526)
                                                 ________    ____________    ___________    ____________    ____________
Net decrease in cash........................      (12,099)           (616)        (4,848)             --         (17,563)
Cash and cash equivalents, beginning of
  period....................................       13,302           1,859         10,549              --          25,710
                                                 ________    ____________    ___________    ____________    ____________
Cash and equivalents, end of period........   $     1,203 $         1,243  $       5,701  $           --  $        8,147
                                                 ========    ============    ===========    ============    ============

                                        SITEL CORPORATION AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                   Condensed Consolidating Statement of Cash Flows
                                      For the three months ended March 31, 1998
                                                      (in thousands)

                                                                Guarantor     Nonguarantor
                                                  Parent       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                __________     ____________   ____________    ____________   ____________
Net cash provided by (used in) operating
  activities...............................   $    (4,746)    $     1,105    $     (10,557)  $          --  $     (14,198)
                                                __________     ____________    ____________   ____________    ____________
Cash flows from investing activities:
  Investments in subsidiaries..............        (4,246)         (7,781)              --         12,027              --
  Dividend on common stock.................            --          10,000               --        (10,000)             --
  Purchases of property and equipment......        (3,532)         (3,154)          (4,997)             --        (11,683)
  Proceeds from sales of property and
  equipment................................         9,336              --               --             --           9,336
  Sale of marketable securities............           257              --               --             --             257
  Changes in other assets..................            --              --               55             --              55
                                                __________    ____________     ____________   ____________    ____________

Net cash provided by (used in) investing
  activities...............................          1,815           (935)           (4,942)        2,027          (2,035)
                                                __________    ____________     ____________   ____________    ____________

Cash flows from financing activities:
  Borrowings on notes payable..............             --             --            10,720            --           10,720
  Repayments of notes payable..............             --             --            (1,303)           --           (1,303)
  Borrowings on long-term debt.............        124,399             --             1,409            --          125,808
  Repayment of long-term debt and capital
  lease obligations........................       (127,422)            --            (2,932)           --         (130,354)
  Net capital contribution from parent.....             --          4,246             7,781        12,027)              --

Net borrowings and payments on note to
  parent...................................             --         (5,000)            5,000            --               --
Dividend on common stock...................                                         (10,000)        10,000              --
                                                        --             --
Other......................................              1             --                75            --               76
                                                __________    ____________     ____________   ____________    ____________
Net cash provided by (used in) financing
  activities...............................         (3,022)          (754)           10,750         (2,027)          4,947
                                                __________    ____________     ____________   ____________    ____________
Effect of exchange rates on cash...........             --              --             (681)            --           (681)
                                                __________    ____________     ____________   ____________    ____________
Net decrease in cash.......................         (5,953)           (584)          (5,430)            --        (11,967)
Cash and cash equivalents, beginning of
  period...................................         11,514           2,075           10,696             --         24,285
                                                __________    ____________     ____________   ____________    ____________
Cash and equivalents, end of
  period...................................  $       5,561   $       1,491    $       5,266  $          --   $     12,318
                                                ==========    ============     ============   ============    ============

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1998                     SITEL Corporation


                                      By:  /s/ W. Gar Richlin
                                           ____________________________________
                                           W. Gar Richlin
                                           Executive Vice-President and Chief
                                           Financial Officer (Principal
                                           Financial Officer)