Form 10-Q
period 1998-06-30
SITEL CORP
filed 1998-08-14
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                [X]    Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1998


                                       or


             [  ]  Transition Report Pursuant to Section  13 or 15(d)
                     of the Securities Exchange Act of 1934.

                    For the transition period _____ to ______


                         Commission File Number 1-12577



                                SITEL CORPORATION
             (Exact name of registrant as specified in its charter)

            Minnesota                                     47-0684333
   (State or jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                      Identification No.)


                          111 SOUTH CALVERT, STE. 1910
                              BALTIMORE,  MD  21202
                                 (410) 246-1505

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

     As of July 31, 1998, the Company had 64,050,109 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets.........................   1

      Consolidated Condensed Statements of Income (Loss)............   2

      Consolidated Condensed Statements of Cash Flows...............   3

      Notes to Consolidated Condensed Financial Statements..........   4

Item 2.  Management's Discussion and Analysis of Results of
        Operations and Financial Condition..........................   15



PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders........  21

Item 6.  Exhibits and Reports on Form 8-K...........................  21

Signature...........................................................  22

                          SITEL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED  BALANCE SHEETS
                         December 31, 1997 and June 30, 1998
                      (dollars in thousands, except share data)

                      ASSETS                          December 31,     June 30
                                                          1997           1998
                                                      ____________   ___________
Current assets:                                                      (unaudited)
  Cash and cash equivalents.......................  $       24,285 $      28,697
  Trade accounts receivable (net of allowance for
  doubtful accounts of $ 5,099 and $5,375,
  respectively) ..................................         107,697       129,148
  Marketable securities ..........................             159            --
  Prepaid expenses ...............................           3,916         6,307
  Other assets ...................................           9,548        10,439
  Deferred income taxes ..........................           3,153         1,443
                                                      ____________  ___________
     Total current assets ........................         148,758       176,034
     Property and equipment, net..................         120,600       116,941
     Deferred income taxes........................          11,114        14,748
     Goodwill, net................................          94,381        94,344
     Other assets.................................          11,027        12,907
                                                      ____________  ___________
     Total assets ................................  $      385,880 $     414,974
                                                      ============  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable - bank............................   $       14,376 $      25,437
  Current portion of long-term debt..............           10,793         7,821
  Current portion of capitalized lease
  obligations....................................            4,934         3,620
  Trade accounts payable.........................           27,322        22,257
  Income taxes payable...........................            8,398         7,230
  Accrued compensation...........................           14,120        25,960
  Accrued operating expenses.....................           22,984        29,043
  Deferred revenue and other.....................            6,286         6,956
                                                      ____________  ___________
     Total current liabilities...................          109,213       128,324
     Long-term debt, excluding current portion...          102,505       107,540
     Capitalized lease obligations, excluding
     current portion.............................           12,983        11,010
     Deferred compensation.......................            1,407         1,627

     Minority interest...........................            1,384         9,560

Stockholders' equity:
  Common stock, voting, $.001 par value
  200,000,000 shares authorized, 63,099,597 and
  64,046,613 shares issued and outstanding,
  respectively....................................              63            64
  Paid-in capital.................................         155,326       157,879
  Accumulated other comprehensive income..........         (6,415)       (7,433)
  Retained earnings...............................           9,414         6,403
     Total stockholders' equity...................         158,388       156,913
                                                      ____________  ___________

     Total liabilities and stockholders' equity...  $      385,880 $     414,974
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





                                        SITEL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                                       (unaudited)

                                                          For The Three Months Ended        For The Three Months Ended
                                                         June 30, 1997   June 30, 1998     June 30, 1997   June 30, 1998
                                                          _____________   _____________     _____________   _____________
     (in thousands, except per share data)

     Revenues........................................   $       125,267 $        147,307  $       229,527 $      285,055
                                                          _____________    _____________    _____________   _____________
     Operating expenses:
          Cost of services...........................            67,105           82,585          123,462        160,405
          Selling, general and administrative
               expenses..............................            46,301           61,096           83,543        115,768
          Restructuring expenses ....................                --            6,607               --          6,607
                                                          _____________    _____________    _____________   _____________
                        Total operating expense......           113,406          150,288          207,005        282,780
                                                          _____________    _____________    _____________   _____________

                        Operating income (loss)......            11,861          (2,981)           22,522          2,275
     Other income (expense):
          Interest income (expense), net.............           (1,153)          (3,375)          (1,687)        (5,965)
          Other income (expense) ....................              (61)               34             (61)            169
                                                          _____________    _____________    _____________   _____________
     Income (loss) before income taxes
          and minority interest......................            10,647          (6,322)          20,774         (3,521)

     Income tax expense (benefit) ...................             3,995          (1,878)           7,638           (761)
     Minority interest ..............................                46               31              76           (263)
                                                          _____________    _____________    _____________   _____________

     Net income (loss) from continuing operations....             6,606          (4,475)           13,060        (2,497)
     Extraordinary loss on refinancing of debt, net
     of taxes ..................................                     --               --               --            514
                                                          _____________    _____________    _____________   _____________
     Net income (loss) .............................. $           6,606 $        (4,475)  $        13,060 $      (3,011)
                                                          =============    =============    =============   =============



     Income (loss) from continuing operations per
     common share:
       Basic.........................................  $          0.11 $         (0.07)  $          0.21  $      (0.04)
       Diluted.......................................  $          0.10 $         (0.07)  $          0.19  $      (0.04)
     Income (loss) per common share:
       Basic.........................................  $          0.11 $         (0.07)  $          0.21  $      (0.05)
       Diluted.......................................  $          0.10 $         (0.07)  $          0.19  $      (0.05)
     Weighted average common shares outstanding:
       Basic.........................................           61,622           63,871           60,753         63,584
       Diluted.......................................           68,800           63,871           68,158         63,584


The accompanying notes are an integral part of the consolidated condensed financial statements

                              SITEL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (unaudited)

                                                       For Six Months Ended
(dollars in thousands)                            June 30, 1997    June 30, 1998
                                                  ______________   _____________
Net income(loss)............................... $         13,060 $      (3,011)
     Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization...............           12,450         19,551
   Extraordinary loss on refinancing of debt...               --            792
   Gain on marketable securities...............               --          (208)
   Restructuring provision.....................               --          6,607
   Change in assets and liabilities:
       Trade accounts receivable...............                        (21,247)
                                                        (28,706)
       Other assets............................          (4,042)        (1,400)
       Trade accounts payable..................            2,048        (4,969)
       Other liabilities.......................            8,337         11,352
                                                  ______________   _____________

         Net cash provided by operating
         activities............................            3,147          7,467
                                                  ______________   _____________

        Cash flows from investing activities:
   Purchases of property and equipment.........         (42,533)       (23,986)
   Proceeds from sale-leasebacks of facilities.               --          9,397
   Acquisition of businesses, net of cash
   acquired....................................         (28,866)        (2,355)
   Sale of marketable securities...............               --            257
   Changes in other assets, net................            (120)          (209)
                                                  ______________   _____________

         Net cash used in investing activities.         (71,519)       (16,896)
                                                  ______________   _____________

         Cash flows from financing activities:
   Borrowings on note payable..................           75,577         13,664
   Repayments of note payable..................         (43,763)        (2,866)
   Borrowings on long-term debt................           18,411        127,339
   Repayment of long-term debt and capitalized
   lease obligations...........................            (620)      (131,541)
   State incentive credits received............              900             --
   Capital contribution from subsidiary
   shareholder.................................               --          1,400
   Sale of stock of subsidiaries...............               --          6,541
   Common stock issued for option exercises....              227              2
                                                  ______________   _____________


         Net cash provided by financing
         activities............................           50,732         14,539
                                                  ______________   _____________

         Effect of exchange rates on cash......          (1,773)          (698)
                                                  ______________   _____________

         Net increase (decrease) in cash.......         (19,413)          4,412
         Cash and cash equivalents, beginning
         pf period.............................           25,710         24,285
                                                  ______________   _____________
         Cash and cash equivalents, end of
         period................................ $          6,297 $       28,697
                                                  ==============   =============

    SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
    The Company issued approximately 2,100,000 and 41,000 shares of the Company's common stock in connection with acquisitions in the first six months of 1997 and 1998, respectively.

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

The Notes are redeemable, at the Company's option, in whole or in part from time to time on or after March 15, 2002. If redeemed during the twelve-month period commencing on March 15 of the year set forth below, the redemption prices are as follows, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

            Year                               Percentage
            _____                              __________
            2002      .......................  104.625%
            2003      .......................  103.083%
            2004      .......................  101.542%
            2005 and thereafter  ............  100.000%


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

In connection with the repayment of the amounts due under the existing Credit Facility from the proceeds of the Notes, the Company also reached an agreement with a syndicate of commercial banks to amend the Company's existing Credit Facility to limit borrowings under the Credit Facility to an amount based upon a percentage of the Company's eligible domestic accounts receivable, as defined, up to $75 million. Certain of the financial covenants and restrictions were amended and the Company's eligible domestic accounts receivable were pledged as
security.   As a result of the amendment the Company recognized an extraordinary charge of $514,000, net of tax, to write off the deferred costs of the original Credit Agreement. Additionally, in the second quarter of 1998, the Company sought and obtained certain modifications to the Credit Facility to permit continued availability of borrowing under such facility.

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

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS



6.  ACCOUNTING PRONOUNCEMENT:

Statement of Financial Accounting Standard ("SFAS") 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard also requires disclosure of the total of comprehensive income
(loss) in interim financial statements.  The Company's comprehensive income
(loss) was $6,902,000 and $(4,170,000) for the three month periods ended June 30, 1997 and 1998, respectively, and $8,608,000 and $(4,029,000) for the six month periods ended June 30, 1997 and 1998, respectively. The difference between the Company's reported net income (loss) and comprehensive income (loss) for those periods is primarily due to the change in the currency exchange adjustment. The accumulated other comprehensive income included in the Company's Consolidated Condensed Balance Sheet at December 31, 1997 and June 30, 1998 is primarily the accumulated currency exchange adjustment.

7.    RESTRUCTURING:

In the fourth quarter of 1997, the Company recorded a $15.7 million charge for restructuring expenses. Included in that charge were severance and other costs of $3.6 million, of which $3.4 million was recorded as a liability at December 31, 1997, as well as $1.1 million of liabilities related to losses on contractual obligations. The amount of actual termination benefits paid and actual losses charged against the liability for contractual obligations during the six months ended June 30, 1998 was approximately $1.2 million and $0.5 million, respectively.

In the second quarter of 1998, the Company recorded a $6.6 million charge for restructuring expenses related to it's European operations. Included in that charge were $6.4 million related to termination benefits for approximately 250 employees. The restructuring expenses also include $0.2 million for the cost of excess leased facilities. There were no amounts charged against these accruals through June 30, 1998.

8.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Notes are guaranteed, on a full, unconditional and joint and several basis, by all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of December 31, 1997 and June 30, 1998, and for the three and six months ended, June 30, 1997 and 1998 of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

                                           SITEL CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                         Condensed Consolidating Balance Sheet
                                                   December 31, 1997
                                                     (in thousands)

                                                                  Guarantor      Nonguarantor
                                                   Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 ___________    ____________     _____________    ____________     ____________
ASSETS
Current assets:
  Cash and cash equivalents........           $       11,514  $         2,075 $         10,696  $            -- $        24,285
  Trade accounts receivable,
    net............................                   21,832           22,167           65,313          (1,615)         107,697
  Marketable securities............
                                                         159               --               --               --             159
  Prepaid expenses and other
    current assets.................                    6,523              264            9,830               --          16,617
                                                 ___________     ____________    _____________     ____________    ____________
     Total current assets..........                   40,028           24,506           85,839          (1,615)         148,758
  Property and equipment, net......                   37,585           24,251           58,764               --         120,600
  Deferred income taxes............                   11,070               --               44               --          11,114
  Goodwill, net....................                    1,627           21,926           70,828               --          94,381
  Other assets.....................                    7,532              121            3,374               --          11,027
  Investments in subsidiaries......                  180,112           94,999               --        (275,111)              --
  Notes receivable, intercompany...                       --           22,203               --         (22,203)              --
                                                 ___________     ____________    _____________     ____________    ____________
     Total assets..................           $      277,954  $       188,006 $        218,849  $     (298,929) $       385,880
                                                 ===========     ============    =============     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable....................           $           --  $            -- $         14,376  $            -- $        14,376
Current portion of long-term
  debt.............................                    2,026               --            8,767               --          10,793
Current portion of capitalized
  lease obligations................                      308               98            4,528               --           4,934
  Trade accounts payable...........                    2,841            1,202           24,894          (1,615)          27,322
Accrued expenses and other
  current liabilities..............                   11,168            6,210           34,410               --          51,788
                                                 ___________     ____________    _____________     ____________    ____________
     Total current liabilities.....                   16,343            7,510           86,975          (1,615)         109,213
  Long-term debt, excluding current
     portion.......................                  101,488               --            1,017               --         102,505
  Capitalized lease obligations,
    excluding current portion......                      328              140           12,515               --          12,983
  Notes payable, intercompany and
     other.........................                       --              244           21,959         (22,203)              --
     Deferred compensation ........                    1,407               --               --               --           1,407

     Minority interest.............                       --               --            1,384               --           1,384

     Stockholders' equity..........                  158,388          180,112           94,999        (275,111)         158,388
                                                 ___________     ____________    _____________     ____________    ____________
  Total liabilities and
    stockholders' equity...........           $      277,954  $       188,006 $        218,849  $     (298,929) $       385,880
                                                 ===========     ============    =============     ============    ============

                                            SITEL CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

 8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                           Condensed Consolidating Balance Sheet
                                                          June 30, 1998
                                                          (in thousands)

                                                                  Guarantor      Nonguarantor
                                                   Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                ___________     ____________     _____________     ____________    ____________
ASSETS
Current assets:
   Cash and cash equivalents......           $        10,559  $         2,016 $         16,122  $             -  $        28,697
   Trade accounts receivable, net.                    29,320           33,235           69,061          (2,468)          129,148
   Prepaid expenses and other
   current assets.................                     5,292                9           12,888                -           18,189
                                                 ___________     ____________    _____________     ____________     ____________
     Total current assets.........                    45,171           35,260           98,071          (2,468)          176,034

   Property and equipment, net.....                   31,603           21,452           63,886                -          116,941
   Deferred income taxes...........                    9,448            (244)            5,544                -           14,748
   Goodwill, net...................                    1,581           21,474           71,289                -           94,344
   Other assets....................                   10,310               42            2,555               --           12,907
   Investments in subsidiaries.....                  180,877           83,030                -        (263,907)               --
   Notes receivable, intercompany..                        -           30,419                -         (30,419)
                                                 ___________     ____________    _____________     ____________     ____________
     Total assets..................          $       278,990  $       191,433 $        241,345  $     (296,794)  $       414,974
                                                 ===========     ============    =============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable...................           $           --  $            -- $         25,437   $           -- $         25,437
   Current portion of long-term
   debt............................                    2,301               --            5,520               --            7,821
   Current portion of capitalized
   lease obligations...............                      333               98            3,189               --            3,620
   Trade accounts payable..........                    1,668            2,480           20,577          (2,468)           22,257
   Accrued expenses and other
   current liabilities.............                   15,065            7,886           46,238                -           69,189
                                                 ___________     ____________    _____________      ___________    ____________

     Total current liabilities.....                   19,367           10,464          100,961          (2,468)          128,324

Long-term bebt, excluding current
portion............................                  100,930                -            6,610                -          107,540
Capitalized lease obligations,
excluding current portion..........                      153               92           10,765                -           11,010
Notes payable, intercompany........                        -                -           30,419         (30,419)               --
Deferred compensation .............                    1,627                -                -                -            1,627

Minority interest..................                        -                -            9,560                -            9,560

Stockholders' equity...............                  156,913          180,877           83,030        (263,907)          156,913
                                                 ___________     ____________    _____________      ___________      ___________

     Total liabilities and
     stockholders' equity..........          $       278,990  $       191,433 $        241,345   $    (296,794) $       414,974
                                                 ===========     ============    =============     ===========     ============

                                            SITEL CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                         Condensed Consolidating Statement of Income
                                           For the three months ended June 30, 1997
                                                          (in thousands)

                                                                 Guarantor       Nonguarantor
                                                   Parent       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                                 ___________     ____________    _____________      ___________     ____________
Revenues..........................            $       20,115  $        43,311 $         61,841   $           -- $       125,267
                                                 ___________     ____________    _____________      ___________     ____________
Operating expenses:
   Cost of services...............                    10,395           22,340           34,370               --          67,105
Selling, general and
  administrative expenses.........                    10,027           14,831           21,443               --          46,301
                                                 ___________     ____________    _____________      ___________    ____________

     Total operating expenses.....                    20,422           37,171           55,813               --         113,406
                                                 ___________     ____________    _____________      ___________    ____________

     Operating income (loss) .....                     (307)            6,140            6,028               --          11,861

     Other income (expense):
Equity in earnings (losses) of
   subsidiaries, net of tax.......                     7,250            3,181                --         (10,431)              --
   Intercompany charges...........                       167              228             (395)               --              --
   Interest expense, net..........                     (428)                5             (730)               --         (1,153)
   Other income (expense).........                      (61)               --                --               --            (61)
                                                 ___________     ____________     _____________     ____________    ____________

     Total other income (expense).                     6,928            3,414           (1,125)         (10,431)         (1,214)
                                                 ___________     ____________     _____________     ____________    ____________

Income (loss) before income taxes
  and minority interest...........                     6,621            9,554             4,903         (10,431)          10,647

Income tax expense  (benefit)....                         15            2,304             1,676              --            3,995

Minority interest................                         --               --                46              --               46
                                                 ___________     ____________     _____________     ____________    ____________

     Net income (loss)...........              $       6,606            7,250  $          3,181  $      (10,431) $         6,606
                                                 ===========     ============     =============     ============    ============

                                            SITEL CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                     Condensed Consolidating Statement of Income (Loss)
                                          For the three months ended June 30, 1998
                                                           (in thousands)

                                                                 Guarantor       Nonguarantor
                                                 Parent        Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                               ___________      ____________     _____________     ____________     ____________

Revenues.........................            $      36,259  $         45,810  $         65,238  $            --  $       147,307
                                               ___________      ____________     _____________     ____________     ____________
Operating expenses:
  Cost of services...............                   18,932            25,001            38,652               --           82,585
Selling, general and
  administrative expenses........                   17,198            15,730            28,168               --           61,096
  Restructuring expenses.........                       --                --             6,607               --            6,607
                                               ___________      ____________     _____________     ____________     ____________
    Total operating expenses.....                   36,130            40,731            73,427               --          150,288
                                               ___________      ____________     _____________     ____________     ____________

    Operating income.............                      129             5,079           (8,189)               --          (2,981)

Other income (expense):
Equity in earnings (losses) of
  subsidiaries, net of tax.......                  (3,111)           (6,711)                --            9,822               --
  Intercompany charges...........                       65               440             (505)               --               --
  Interest expense, net..........                  (2,467)                20             (928)               --          (3,375)
  Other income (expense) ........                       33               (1)                 2               --               34
                                               ___________      ____________     _____________     ____________     ____________

    Total other income (expense).                  (5,480)           (6,252)           (1,431)            9,822          (3,341)
                                               ___________      ____________     _____________     ____________     ____________

Income (loss) before income taxes
  and minority interest..........                  (5,351)           (1,173)           (9,620)            9,822          (6,322)

Income tax expense (benefit).....                    (876)             1,938           (2,940)               --          (1,878)

Minority interest................                       --                --                31               --               31
                                                ___________      ____________     _____________      ____________    ____________


    Net income (loss) ...........             $     (4,475)           (3,111)  $        (6,711)  $         9,822  $       (4,475)
                                                ===========      ============     =============      ============    ============

                                            SITEL CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                       Condensed Consolidating Statement of Income
                                          For the six months ended June 30, 1997
                                                         (in thousands)

                                                                 Guarantor       Nonguarantor
                                                 Parent        Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                               ___________      ____________     _____________     ____________     ____________

Revenues.........................            $      54,878  $         60,766  $        113,883  $            --  $       229,527
                                               ___________      ____________     _____________     ____________     ____________
Operating expenses:
  Cost of services...............                   28,775            31,552            63,135               --          123,462
  Selling, general and
     administrative expenses.....                   23,749            20,869            38,925               --           83,543
                                               ___________      ____________     _____________     ____________     ____________

    Total operating expenses.....                   52,524            52,421           102,060               --          207,005
                                               ___________      ____________     _____________     ____________     ____________

    Operating income.............                    2,354             8,345            11,823               --           22,522
                                               ___________      ____________     _____________     ____________     ____________

Other income (expense):
  Equity in earnings of
    subsidiaries, net of tax.....                   11,447             6,153                --         (17,600)               --
  Intercompany charges...........                      167               597             (764)               --               --
  Interest income (expense), net.                       53             (566)           (1,174)               --          (1,687)
  Other income (expense).........                     (61)                --                --               --             (61)
                                               ___________      ____________     _____________     ____________     ____________

    Total other income (expense).                   11,606             6,184           (1,938)         (17,600)          (1,748)
                                               ___________      ____________     _____________     ____________     ____________

Income (loss) before income taxes
  and minority interest..........                   13,960            14,529             9,885         (17,600)          20,774

Income tax expense...............                      900             3,082             3,656               --           7,638

Minority interest................                       --                --                76               --              76
                                               ___________      ____________     _____________     ____________    ____________

     Net income..................            $      13,060  $         11,447  $          6,153  $      (17,600)  $       13,060
                                               ===========      ============     =============     ============    ============

                                            SITEL CORPORATION AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                    Condensed Consolidating Statement of Income (Loss)
                                          For the six months ended June 30, 1998
                                                       (in thousands)

                                                                 Guarantor       Nonguarantor
                                                Parent         Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                               ___________      ____________     _____________     ____________     ____________
Revenues.........................             $     70,331   $        86,816  $        127,908  $           --  $       285,055
                                               ___________      ____________     _____________     ____________     ____________
Operating expenses:
  Cost of services...............                   36,892            48,347            75,166              --          160,405
Selling, general and
  administrative expenses........                   32,322            30,056            53,390              --          115,768
  Restructuring expenses.........                       --                --             6,607              --            6,607
                                               ___________      ____________     _____________     ____________     ____________
    Total operating expenses.....                   69,214            78,403           135,163              --          282,780
                                               ___________      ____________     _____________     ____________     ____________

    Operating income (loss)......                    1,117             8,413           (7,255)                            2,275

Other income (expense):
  Equity in earnings (losses) of
    subsidiaries, net of tax.....                   (1,330)          (6,874)                --           8,204               --
  Intercompany charges...........                       121              876             (997)              --               --
  Interest expense, net..........                   (3,580)            (760)           (1,625)                          (5,965)
  Other income (expense).........                       168              (1)                 2                              169
                                                ___________     ____________     _____________     ____________     ____________

    Total other income (expense).                   (4,621)          (6,759)           (2,620)           8,204          (5,796)
                                                ___________     ____________     _____________     ____________     ____________

Income (loss) before income taxes
   and minority interest.........                   (3,504)            1,654           (9,875)           8,204         (3,521)

Income tax expense (benefit).....                   (1,007)            2,984           (2,738)               -           (761)

Minority interest................                         -                -             (263)               -           (263)
                                                ___________     ____________     _____________     ____________    ____________

   Net income (loss)  from
       continuing operations.....                   (2,497)          (1,330)           (6,874)           8,204          (2,497)

Extraordinary loss on refinancing
  of debt, net of taxes..........                      514                 -                 -               -             514
                                                ____________    ____________     _____________     ____________    ____________

    Net income (loss) ...........           $        (3,011)         (1,330)  $        (6,874)  $        8,204  $       (3,011)
                                                ============    ============     =============     ============     ============

                                            SITEL CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                      Condensed Consolidating Statement of Cash Flows
                                         For the six months ended June 30, 1997
                                                        (in thousands)

                                                                 Guarantor         Nonguarantor
                                                 Parent         Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                               ___________      ____________     _____________     ____________     ____________
Net cash provided by (used in)
  operating activities.........               $    (5,728)   $         3,753  $          5,122  $            --  $         3,147
  operating activities.........                ___________      ____________     _____________     ____________     ____________

Cash flows from investing activities:
Investments in subsidiaries....                   (10,984)          (10,224)                --           21,208               --
Purchases of property and
  equipment....................                   (19,756)           (4,634)          (18,143)               --         (42,533)
Acquisitions of  businesses,
  net of cash acquired.........                   (19,922)                --           (8,944)               --         (28,866)
Changes in other assets,net....                         --                --             (120)               --            (120)
                                               ___________      ____________     _____________     ____________     ____________
Net cash used in investing
  activities...................                   (50,662)          (14,858)          (27,207)           21,208         (71,519)
                                               ___________      ____________     _____________     ____________     ____________

Cash flows from financing activities:
Borrowings on notes
  payable......................                     68,291                --             7,286               --           75,577
Repayments of notes
  payable......................                   (43,614)                --             (149)               --         (43,763)
Borrowings on long-term
  debt.........................                     15,808                --             2,603               --           18,411
Repayment of long-term debt and
  capital lease obligations....                      (163)              (25)             (432)               --            (620)
Net capital contribution from
  parent.......................                         --            10,984            10,224         (21,208)               --
State incentive credits
  received.....................                        900                --                --               --              900
Common stock issued for option
  exercises....................                        227                --                --               --              227
  exercises....................                ___________      ____________     _____________     ____________     ____________

Net cash provided by financing
activities.....................                     41,449            10,959            19,532         (21,208)           50,732
                                               ___________      ____________     _____________     ____________     ____________
Effect of exchange rates on
cash...........................                         --                --           (1,773)              --           (1,773)
                                               ___________      ____________     _____________     ____________    ____________
Net decrease in cash...........                   (14,941)             (146)           (4,326)              --          (19,413)
Cash and cash equivalents,
   beginning of period.........                   13,302               1,859            10,549              --           25,710
                                               ___________      ____________     _____________     ____________    ____________
Cash and equivalents, end of
period.........................               $    (1,639)    $        1,713   $         6,223  $           --   $        6,297
                                               ===========      ============     =============     ============    ============



                                            SITEL CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

8.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                    Condensed Consolidating Statement of Cash Flows
                                         For the six months ended June 30, 1998
                                                        (in thousands)

                                                                  Guarantor       Nonguarantor
                                                 Parent         Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                               ___________      ____________     _____________     ____________     ____________
Net cash provided by (used in)
  operating activities..........              $     (2,010)  $        10,570   $       (1,093)   $           --  $         7,467
                                               ___________      ____________     _____________     ____________     ____________
Cash flows from investing activities:
  Investments in subsidiaries..                      2,335           (5,924)                --            3,589               --
  Dividend on common stock.....                         --            10,000                --         (10,000)               --
  Purchases of property and
    equipment..................                    (7,290)           (5,075)          (11,621)               --         (23,986)
  Acquisition of subsidiary....                         --                --           (2,355)               --          (2,355)
  Proceeds from sales of property
    and equipment..............                      9,397                --                --               --            9,397
  Sale of marketable
    securities.................                        257                --                --               --              257
  Changes in other assets......                         --                --             (209)               --            (209)
                                                ___________     ____________     _____________     ____________     ____________
Net cash provided by (used in)
  investing activities.........                       4,699            (999)          (14,185)          (6,411)         (16,896)
                                                ___________     ____________     _____________     ____________     ____________

Cash flows from financing activities:
Borrowings on notes payable....                         --                --            13,664               --           13,664
Repayments of notes payable....                                                        (2,866)                           (2,866)
Borrowings on long-term
  debt.........................                    124,478                --             2,861               --          127,339
Repayment of long-term debt and
   capital lease obligations...                  (128,124)                --           (3,417)               --        (131,541)
Net capital contribution from
  parent.......................                         --           (2,335)             5,924          (3,589)               --
Net borrowings and payments on
  note to parent...............                         --           (7,295)             7,295               --               --
Dividend on common
  stock........................                         --                --          (10,000)           10,000               --
Capital contribution from
   subsidiary shareholder......                         --                --             1,400               --            1,400
  Sale of stock of
   subsidiaries................                         --                --             6,541               --            6,541
  Other........................                          2                --                --               --                2
                                               ___________      ____________     _____________     ____________     ____________

Net cash provided by (used in)
   financing activities........                    (3,644)           (9,630)            21,402            6,411           14,539
                                               ___________      ____________     _____________     ____________     ____________

Effect of exchange rates on
  cash.........................                         --                --             (698)               --            (698)
                                               ___________      ____________     _____________     ____________     ____________

  Net decrease in cash.........                      (955)              (59)             5,426               --            4,412
Cash and cash equivalents,
   beginning of period.........                     11,514             2,075            10,696               --           24,285
                                               ___________      ____________     _____________     ____________     ____________
Cash and equivalents, end of
  period.......................              $      10,559  $          2,016  $         16,122  $            --  $        28,697
                                               ===========      ============     =============     ============     ============

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

                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                   1997               1998 (1)              1997               1998 (1)
                                             ________________     ________________    ________________     ________________
   Revenues........................       $   125,267    100%   $  147,307    100%  $ 229,527     100%    $ 285,055    100%
   Operating expenses:
      Cost of services.............            67,105   53.6%       82,585   56.1%    123,462    53.8%      160,405   56.3%
      Selling, general, and
        administrative expenses....            46,301   37.0%       61,096   41.5%     83,543    36.4%      115,768   40.6%
      Restructuring expenses.......                 -    0.0%                                                 6,607    2.3%
                                                                     6,607    4.4%          -     0.0%
         Total operating expenses..           113,406   90.5%      150,288  102.0%    207,005    90.2%      282,780   99.2%

         Operating income (loss)...            11,861    9.5%       (2,981) (2.0)%     22,522     9.8%        2,275    0.8%

   Interest income (expense), net..            (1,153)  1.0)%       (3,375) (2.3)%     (1,687)  (0.8)%      (5,965)  (2.1)%
   Other income (expense)..........               (61)   0.0%           34  (0.0)%        (61)    0.0%         169     0.1%
   Income (loss) before income
   taxes and minority interest.....            10,647    8.5%       (6,322) (4.3)%     20,774     9.0%      (3,521)  (1.2)%

   Income tax expense (benefit)....             3,995    3.2%       (1,878) (1.3)%      7,638     3.3%       (761)   (0.2)%
   Minority interest...............                46    0.0%           31    0.0%         76     0.0%       (263)   (0.1)%

   Net income (loss) from
   continuing operations...........             6,606    5.3%       (4,475) (3.0)%     13,060     5.7%      (2,497)  (0.9)%
   Extraordinary loss on
   refinancing of debt, net of                                                                                 514     0.2%
   taxes...........................                 -    0.0%            -    0.0%          -     0.0%
   Net income (loss)...............       $     6,066    5.3%  $    (4,475) (3.0)% $   13,060   (5.7)%  $   (3,011)  (1.1)%


(1) Includes non-recurring restructuring expenses. Excluding those expenses, operating income, net income, basic income per share and diluted income per share were $3.6 million, $84,000, $0.00 and $0.00 for the three month period ended June 30, 1998 and $8.9 million, $1.5 million, $0.03 and $0.02 for the six month period ended June 30, 1998.


                       SITEL CORPORATION AND SUBSIDIARIES


THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

REVENUES:

Revenues increased $22.0 million, or 17.6%, to $147.3 million in the three months ended June 30, 1998 from $125.3 million in the three months ended June 30, 1997. Of this increase, $13.5 million was attributable to services initiated for new clients and increased revenues from existing clients and $8.5 million was attributable to increased revenues from businesses acquired under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:

Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities. Cost of services increased $15.5 million, or 23.1%, to $82.6 million in the three months ended June 30, 1998 from $67.1 million in the three months ended June 30, 1997. As a percentage of revenues, cost of services increased to 56.1% in the second quarter of 1998 from 53.6% in the second quarter of 1997. The increase in cost of services as a percentage of revenues was primarily attributable to lower utilization of labor resources in Europe, which costs were incurred in anticipation of higher teleservicing campaign revenues, which did not materialize. The increase also relates to lower margins in the North America region caused by an increasing percentage of revenues being realized from lower gross margin sectors of the Company's industry focused teleservicing activities, primarily the financial and insurance industries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, facilities expenses, depreciation and amortization, maintenance, sales and marketing activities, and client support services. Selling, general and administrative expenses increased $14.8 million, or 32.0%, to $61.1 million in the three months ended June 30, 1998 from $46.3 million in the three months ended June 30, 1997. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses increased to 41.5% in the second quarter of 1998 from 37.0% in the second quarter of 1997. This increase was primarily due to lower than anticipated revenues from European operations and costs associated with start up operations in Asia Pacific and Latin America.

RESTRUCTURING EXPENSE:

The Company recorded non-recurring restructuring expenses of $6.6 million in the second quarter of 1998. The restructuring expenses relate entirely to the Company's European operations and primarily represent expenses associated with severance arrangements. The charge was driven by two principal factors, a lower level of campaign business, which historically has represented a large portion of the Company's business in Europe, and the need to reposition the Company's infrastructure there for increasing amounts of outsourcing business.

OPERATING INCOME(LOSS):

Operating income (loss) decreased to a $3.0 million loss in the three months ended June 30, 1998 from $11.9 million of income in the three months ended June 30, 1997. This decrease was primarily due to the restructuring expenses and the increase in both cost of services and selling, general and administrative expenses as a percentage of revenue as noted above. Excluding the restructuring expense, operating income was $3.6 million for the second quarter of 1998.

INTEREST EXPENSE, NET:

Interest expense, net of interest income, increased to $3.4 million of interest expense in the three months ended June 30, 1998 from $1.2 million of interest expense in the three months ended June 30, 1997. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

INCOME TAX EXPENSE (BENEFIT):

Income taxes for the three months ended June 30, 1998 were a benefit of $1.9 million compared to $4.0 million of expense in the three months ended in June
30, 1997.   Excluding the restructuring expenses, income tax expense was $0.2 million for the second quarter of 1998. The income tax expense as a percent of income before income taxes and minority interest, excluding restructuring expenses and related tax effects, increased to 60.0% in the three months ended June 30, 1998 from 37.5% in the three months ended June 30, 1997 primarily due to the impact of nondeductible expenses associated with acquisitions combined with lower operating income.

NET INCOME (LOSS):

For the reasons discussed above, net income decreased to a $4.5 million loss in the three months ended June 30, 1998 from $6.6 million of income in the three months ended June 30, 1997. Excluding the restructuring expenses and the related tax effects, net income was $0.1 million in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

REVENUES:

Revenues increased $55.5 million, or 24.2%, to $285.1 million in the six months ended June 30, 1998 from $229.5 million in the six months ended June 30, 1997. Of this increase, $40.5 million was attributable to services initiated for new clients and increased revenues from existing clients and $15.0 million was attributable to increased revenues from businesses acquired under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:

Cost of services increased $36.9 million, or 29.9%, to $160.4 million in the six months ended June 30, 1998 from $123.5 million in the six months ended June 30, 1997. As a percentage of revenues, cost of services increased to 56.3% in the first six months of 1998 from 53.8% in the first six months of 1997. The overall increase in cost of services was primarily attributable to lower utilization of labor resources in Europe, which costs were incurred in anticipation of higher teleservicing campaign revenues, which did not materialize. The increase also relates to lower margins in the North America region caused by an increasing percentage of revenues being realized from lower gross margin sectors of the Company's industry focused teleservicing activities, primarily the financial and insurance industries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses increased $32.2 million, or 38.6%, to $115.8 million in the six months ended June 30, 1998 from $83.5 million in the six months ended June 30, 1997. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses increased to 40.6% in the first six months of 1998 from 36.4% in the first six months of 1997. This increase was primarily due to lower than anticipated revenues from European operations and costs associated with start up operations in Asia Pacific and Latin America.

OPERATING INCOME:

Operating income decreased to $2.3 million in the six months ended June 30, 1998 from $22.5 million income in the six months ended June 30, 1997. This decrease was primarily due to the restructuring expenses and the increase in both cost of services and selling, general and administrative expenses as a percentage of revenue as noted above. Excluding the restructuring expense, operating income was $8.9 million for the six months ended June 30, 1998.

INTEREST EXPENSE, NET:

Interest expense, net of interest income, increased to $6.0 million of interest expense in the six months ended June 30, 1998 from $1.7 million of interest expense in the six months ended June 30, 1997. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

INCOME TAX EXPENSE (BENEFIT):

Income taxes for the six months ended June 30, 1998 were a benefit of $0.8 million compared to $7.6 million of expense in the six months ended June 30, 1997. Excluding the restructuring expenses, income tax expense was $1.3 million for the six months ended June 30, 1998. The income tax expense as a percent of income before income taxes and minority interest, excluding restructuring expenses and related tax effects, increased to 41.7% in the six months ended June 30, 1998 from 36.8% in the six months ended June 30, 1997 primarily due to the impact of nondeductible expenses associated with acquisitions combined with
lower operating income.                    .

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AND NET INCOME (LOSS):

For the reasons discussed above, net income from continuing operations decreased to a $2.5 million loss in the six months ended June 30, 1998 from $13.1 million of income in the six months ended June 30, 1997. After the extraordinary loss on refinancing of debt, net income decreased to a $3.0 million loss in the six months ended June 30, 1998. Excluding the restructuring expenses and the related tax effects, net income from continuing operations and net income for the six months ended June 30, 1998, was $2.1 million and $1.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

On June 23, 1998, the Company issued a press release indicating that it expected to record a restructuring charge of approximately $6.5 for the second quarter ending June 30. The Company also indicated that it expected to record near break-even results before the provision for income taxes, and the effect of the restructuring charge, for the second quarter. With respect to the third and fourth quarters of 1998, the Company indicated that it expects to report improved overall results, as compared to the second quarter of 1998, excluding the effects of the restructuring charge.

Cash provided by operating activities was approximately $7.5 million during the six month period ended June 30, 1998. This was primarily the result of noncash charges and an increase in accrued liabilities partially offset by an increase in accounts receivable. The Company anticipates that the accounts receivable will continue to grow, using working capital, as the Company continues to grow. Cash used in investing activities in the six months ended June 30, 1998 of approximately $16.9 million was primarily related to capital expenditures partially offset by the proceeds from sale-leasebacks of facilities. Cash provided by financing activities in the six months ended June 30, 1998 of approximately $14.5 million primarily related to borrowings on the Company's notes payable and the sale of stock of subsidiaries. During the six months ended June 30, 1998, the Company also completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006. The proceeds from the offering were used to repay borrowings outstanding under the Company's long term revolving credit facility.

At June 30, 1998, the Company had unused lines of credit totaling approximately $48.1 million. In light of the Company's expectations with respect to its operating results for the second quarter and the remainder of the year, the Company sought and obtained certain modifications to its existing credit facility to permit continued availability of borrowing under such facility. The Company believes that funds generated from operations, existing cash and the funds available under the credit facility, as modified, will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future.

YEAR 2000 ISSUE

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. SITEL has made a preliminary assessment of its Year 2000 compliance issues, and is in the process of developing a general plan to address such issues. Although the Company has not yet completed its analysis of the estimated total costs needed for Year 2000 compliance, the Company currently believes it will be able to upgrade and maintain its computer systems to recognize years beginning with 2000 and that the cost to do so will not be material to its financial position or liquidity. Such costs may, however, be material to the Company's results of operations, particularly on a short-term basis.

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

SFAS 133, Accounting for Derivative Investments and Hedging Activities, was issued in June 1998. SFAS 133 establishes accounting standards for derivative instruments and for hedging activities. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates adopting this accounting pronouncement in the third quarter of 1999; however, management believes that it will not have a significant impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward-looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," and "anticipated." The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, dependence on key personnel and control by management. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                       SITEL CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  Date and Type of Meeting.   The Company held its Annual Meeting of
     Stockholders on May 13, 1998.

     (b) Matters Voted Upon and Number of Votes Cast. There were 47,839,994 shares of Common Stock represented at the meeting in person or by proxy. Two proposals were presented to the stockholders and both were approved. The voting on the proposals was as follows:

     Proposal 1 (election of two directors for a three year term)
                On the election of Phillip A. Clough:  45,873,168 votes for
                                                        1,966,826 votes withheld
                On the election of James F. Lynch :    45,871,668 votes for
                                                        1,968,326 votes withheld

     Proposal 2 (to ratify the Board of Directors' selection of KPMG Peat
          Marwick LLP as the Corporation's independent accountants and to examine the financial statements of the Corporation for the year ending December 31, 1998):

                                47,781,313   votes for
                                    24,860   votes against
                                    32,821   abstained

Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits:

         10.1   Separation Agreement dated May 12, 1998 with Michael P. May
      (1)10.2   First Amendment dated as of June 19, 1998 to Credit Agreement
         27     Financial Data Schedule
     ________________
      (1) Previously filed as Exhibit 10.1 to Form 8-K filed on July 1, 1998 and incorporated herein by reference.


     (b)  Reports on Form 8-K.   The Company filed the following reports on Form
          8-K during the quarter for which this report is filed:

      (1) The Company filed a Form 8-K on May 4, 1998, reporting under Item 9 the issuance of certain shares of its Common Stock.

      (2) The Company filed a Form 8-K on June 1, 1998, reporting under Item 9 the issuance of certain shares of its Common Stock.

      (3) The Company filed a Form 8-K on July 1, 1998, reporting under Item 5 that it entered into the First Amendment to the Credit Agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 1998             SITEL Corporation


                              By:  /s/ W. Gar Richlin
                                   ____________________________________________
                                   W. Gar Richlin
                                   Executive Vice-President and Chief Financial
                                   Officer (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES




     Exhibits Index:                                                   Page
                                                                       ____

     10.1  Separation Agreement dated May 12, 1998 with Michael P. May  24
     27    Financial Data Schedule                                      27