Form 10-K/A
period 1997-12-31
SITEL CORP
filed 1998-08-17
CIK 943820

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                  --------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 was $411,569,556 based upon the closing price of $10.125 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates". As of March 16, 1998, the Company had 63,309,055 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 1998, are incorporated into Part III. This 10-K/A consists of 31 pages.

                                    PART II.

     The registrant hereby amends Part II, Item 8 of its Form 10-K for the year ended December 31, 1997 to present comprehensive income (loss) within the Consolidated Statements of Stockholders' Equity, to provide additional disclosure regarding its restructuring and impairment of assets in Note #14 and to provide additional disclosure regarding Supplemental Guarantor Financial Information in Note #16 to its financial statements. The Consolidated Balance Sheets, Statement of Income (Loss), and Statement of Cash Flows included in the 10-K are not changed by this amendment.

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

(in thousands, except per share data)                         Three Months Ended
                                              ---------------------------------------------------
                                               March 31,  June 30,   September 30,   December 31,
                                                 1997       1997         1997           1997
                                              ----------  --------   -------------   ------------
Revenues ..................................  $ 104,260    $ 125,267   $ 120,248      $ 141,699
Operating expenses:
       Cost of services ...................     56,357       67,105      67,913         79,566
       Selling, general and administrative
         expenses .........................     37,242       46,301      49,471         52,576
       Restructuring expenses .............         --           --          --         15,681
                                              --------     --------    --------       --------

          Operating income (loss)               10,661       11,861       2,864         (6,124)(a)
Interest income (expense), net ............       (534)      (1,153)     (1,512)        (1,897)
Other income (expense), net ...............         --          (61)        123             64
                                              --------     --------    --------       --------
       Income (loss) before income taxes
          and minority interest ...........     10,127       10,647       1,475         (7,957)
Income tax expense ........................      3,643        3,995         739          2,929
Minority interest .........................         30           46          10             88
                                              --------     --------    --------       --------
Net income (loss) .........................      6,454        6,606         726        (10,974)(a)
                                              ========     ========    ========       ========
Net income (loss) per share:
       Basic ..............................  $    0.11    $    0.11   $    0.01      $   (0.17)(a)
       Diluted ............................       0.10         0.10        0.01          (0.17)(a)

Weighted average common shares outstanding:
       Basic ..............................     59,875      61,622       62,484         63,031
       Diluted ............................     67,509      68,800       69,327         63,031

(a)  Includes  non-recurring  restructuring  expenses  and a  write  down of SITEL's Telebusiness business  of $5.2  million and $10.5  million,  respectively. Excluding those  non-recurring operating  expenses,  operating  income, net  income,  basic  income  per share and  diluted income  per  share  were $9.6  million, $4.7  million, $0.07 and $0.07 respectively, for the fourth quarter of 1997.

(in thousands, except per share data)                          Three Months Ended
                                               ---------------------------------------------------
                                               March 31,  June 30,     September 30,  December 31,
                                                 1996       1996          1996            1996
                                               ---------  --------     -------------  ------------
Revenues ..................................   $ 59,519    $ 69,266       $85,144       $ 98,821
Operating expenses:
   Cost of services .......................     31,593      36,746        44,433         50,945
   Selling, general and administrative
           expenses .......................     22,010      27,267        33,040         38,378
                                              --------    --------       -------        --------
         Operating income .................      5,916       5,253 (a)     7,671 (b)      9,498
Transaction related expenses ..............         --         666         6,322             --
Interest income (expense), net ............        101          25          (130)          (223)
Other income (expense), net ...............         --          --           (19)            51
                                              --------    --------       -------       --------
         Income before income taxes and
              minority interest ...........      6,017       4,612         1,200          9,326
Income tax expense ........................      2,211       2,271         2,514          3,225
Minority Interest .........................         --          18            23             36
                                              --------     -------      --------       --------
Net income (loss) .........................   $  3,806    $  2,323 (a)  $ (1,337)(b)   $  6,065
                                              ========    ========      ========       ========
Net income (loss) per share:
         Basic ............................   $  0.07     $   0.04 (a)  $  (0.02)(b)   $   0.10
         Diluted ..........................      0.06         0.03 (a)     (0.02)(b)       0.09

Weighted average common shares outstanding:
         Basic ............................    55,502       58,326        58,503         58,823
         Diluted ..........................    64,252       66,403        58,503         66,607

 (a) Includes  non-recurring  operating  expenses  related to the acquisition of National Action
     Financial  Services,  Inc. (NAFS).  Excluding  those  one-time  operating  expenses and the transaction related expenses,  operating  income, net  income,  basic income  per share and diluted  income per share were $6.9 million, $4.3 million, $0.07 and  $0.06,  respectively, for the second quarter of 1996.
 (b) Includes  non-recurring  operating  expenses related to the merger with Mitre  plc and  the acquisition of  NAFS.  Excluding  those  one-time  operating expenses  and the  transaction related expenses, operating income, net income, basic income per share and  diluted  income per  share  were  $8.2 million,  $5.4 million, $0.09 and $0.08, respectively, for the third quarter of 1996.

                                     PART IV

The registrant hereby amends Part IV, Item 14(a)(3), of its Form 10-K for the year ended December 31, 1997, to include a new consent from KPMG Peat Marwick LLP as Exhibit 23.1 and to modify or add references to Exhibits 3.4, 10.3(b), 10.4, and 10.11.

    3. Exhibits. The following Exhibits are filed as part of, or are incorporated by reference into, this Form 10-K:

       Exhibit
       No
---------------
(1)    3.1         Amended and Restated Articles of Incorporation
(2)    3.1(a)      Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation
(9)    3.4         Amended and Restated Bylaws.
(7)    4.2         Specimen Common Stock Certificate.
(1)    9.1         Form of General Voting Agreement.
(1)    9.2         Form of Voting Agreement with World Investments, Inc.
(1)    10.1        SITEL  Corporation  Stock  Option  Plan  for  Replacement  of
                   Existing Options.
(7)    10.1(a)     Amendment  No. 1  to  SITEL Corporation Stock Option Plan for
                   Replacement of Existing Options
(1)    10.2        SITEL Corporation Stock Option Plan for Replacement of EEBs.
(7)    10.2(a)     Amendment  No. 1 to  SITEL  Corporation Stock Option Plan for
                   Replacement of EEBs.
(3)    10.3        Amended  and  Restated  SITEL Corporation 1995 Employee Stock
                   Option Plan.
(7)    10.3(a)     Amendment  No. 1  to  Amended  and Restated SITEL Corporation
                   1995 Employee Stock Option Plan.
(10)   10.3(b)     Amendment  No. 2  to  Amended  and Restated SITEL Corporation
                   1995 Employee Stock Option Plan
(11)   10.4        Amended  and  Restated  SITEL  Corporation  1995 Non-Employee
                   Directors Stock Option Plan.
(1)    10.5        SITEL Corporation Executive Wealth Accumulation Plan.
(1)    10.6        Employment Agreement with James F. Lynch.
(1)    10.7        Employment Agreement with Michael P. May.
(1)    10.8        Form of Right of First Refusal.
(4)    10.9        Form of Indemnification Agreement with Outside Directors.
(5)    10.10       Form of Indemnification Agreement with Executive Officers.
(12)   10.11       Credit Agreement with Bankers Trust Company as Agent
(6)    16.1        Letter from Coopers & Lybrand L.L.P. dated February 6, 1997.
(8)    21          Subsidiaries.
       23.1        Consent of KPMG Peat Marwick LLP
(8)    27          Financial Data Schedule.
--------------------------------------

                   (1) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-91092).

                   (2)  Previously filed as Exhibit  4.1(a)  to  the   Company's
                        Registration   Statement   on   Form   S-3 (Registration
                        No. 333-13403).

                   (3)  Previously  filed  as  Exhibit  B   to   the   Company's
                        definitive Proxy Statement for the Annual Meeting of Stockholders, filed on September 27, 1996.

                   (4) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

                   (5) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-8 (Registration No. 33-99434).

                   (6) Previously filed as an exhibit under the same exhibit number to the Company's Form 8-K filed on February 6, 1997.

                   (7) Previously filed as an exhibit under the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                   (8)  Previously filed herewith.

                   (9)  Previously  filed  as  Exhibit  4.2  to  the   Company's
                        Registration Statement on Form S-3 (Registration No. 333-28131).

                  (10)  Previously  filed   as   Appendix  C  to  the  Company's
                        definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                  (11)  Previously  filed   as  Appendix  B  to  the   Company's
                        definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                  (12) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 1998       SITEL Corporation


                             By: /s/ W. Gar Richlin
                                 -----------------------------------------------
                                 W. Gar Richlin
                                 Executive Vice-President  and Chief   Financial
                                 Officer (Principal Financial Officer)

                                 EXHIBIT INDEX

       Exhibit
       No
---------------
(1)    3.1         Amended and Restated Articles of Incorporation
(2)    3.1(a)      Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation
(9)    3.4         Amended and Restated Bylaws.
(7)    4.2         Specimen Common Stock Certificate.
(1)    9.1         Form of General Voting Agreement.
(1)    9.2         Form of Voting Agreement with World Investments, Inc.
(1)    10.1        SITEL  Corporation  Stock  Option  Plan  for  Replacement  of
                   Existing Options.
(7)    10.1(a)     Amendment  No. 1  to  SITEL Corporation Stock Option Plan for
                   Replacement of Existing Options
(1)    10.2        SITEL Corporation Stock Option Plan for Replacement of EEBs.
(7)    10.2(a)     Amendment  No. 1 to  SITEL  Corporation Stock Option Plan for
                   Replacement of EEBs.
(3)    10.3        Amended  and  Restated  SITEL Corporation 1995 Employee Stock
                   Option Plan.
(7)    10.3(a)     Amendment  No. 1  to  Amended  and Restated SITEL Corporation
                   1995 Employee Stock Option Plan.
(10)   10.3(b)     Amendment  No. 2  to  Amended  and Restated SITEL Corporation
                   1995 Employee Stock Option Plan
(11)   10.4        Amended  and  Restated  SITEL  Corporation  1995 Non-Employee
                   Directors Stock Option Plan.
(1)    10.5        SITEL Corporation Executive Wealth Accumulation Plan.
(1)    10.6        Employment Agreement with James F. Lynch.
(1)    10.7        Employment Agreement with Michael P. May.
(1)    10.8        Form of Right of First Refusal.
(4)    10.9        Form of Indemnification Agreement with Outside Directors.
(5)    10.10       Form of Indemnification Agreement with Executive Officers.
(12)   10.11       Credit Agreement with Bankers Trust Company as Agent
(6)    16.1        Letter from Coopers & Lybrand L.L.P. dated February 6, 1997.
(8)    21          Subsidiaries.
       23.1        Consent of KPMG Peat Marwick LLP
(8)    27          Financial Data Schedule.
--------------------------------------

                   (1) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-91092).

                   (2)  Previously filed as Exhibit  4.1(a)  to  the   Company's
                        Registration   Statement   on   Form   S-3 (Registration
                        No. 333-13403).

                   (3)  Previously  filed  as  Exhibit  B   to   the   Company's
                        definitive Proxy Statement for the Annual Meeting of Stockholders, filed on September 27, 1996.

                   (4) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

                   (5) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-8 (Registration No. 33-99434).

                   (6) Previously filed as an exhibit under the same exhibit number to the Company's Form 8-K filed on February 6, 1997.

                   (7) Previously filed as an exhibit under the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                   (8)  Previously filed herewith.

                   (9)  Previously  filed  as  Exhibit  4.2  to  the   Company's
                        Registration Statement on Form S-3 (Registration No. 333-28131).

                  (10)  Previously  filed   as   Appendix  C  to  the  Company's
                        definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                  (11)  Previously  filed   as  Appendix  B  to  the   Company's
                        definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                  (12) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended September 30, 1997.

                       SITEL CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...........................................      F-2

Consolidated Balance Sheets at December 31, 1996 and 1997..............      F-3

Consolidated Statements of Income (Loss) For the Years Ended
December 31, 1995, 1996 and 1997.......................................      F-4

Consolidated Statements  of Stockholders' Equity For
the Years Ended December 31, 1995, 1996 and 1997.......................      F-5

Consolidated Statements of Cash Flows For the Years Ended December 31,
1995,1996, and 1997....................................................      F-7

Notes to Consolidated Financial Statements.............................      F-8

                          Independent Auditors' Report



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



                                         KPMG Peat Marwick LLP

Omaha, Nebraska
February 17, 1998, except
Note 15 which is as of
March 10, 1998

                       SITEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS                  December 31,
                                                  ------------------------------
(in thousands, except share data)                     1996            1997
                                                  -------------   --------------
Current assets:
   Cash and cash equivalents....................  $      25,710   $      24,285
   Trade accounts receivable (net of allowance
     for doubtful accounts of $3,188 and $5,099,
     in 1996 and 1997, respectively)............         65,477         107,697
   Marketable securities........................          1,740             159
   Prepaid expenses.............................          3,007           3,916
   Other assets.................................          2,907           9,548
   Deferred income taxes........................            512           3,153
                                                  -------------   -------------
       Total current assets.....................         99,353         148,758
                                                  -------------   -------------
Property and equipment, net.....................         59,109         120,600
Deferred income taxes...........................         11,187          11,114
Goodwill, net...................................         40,110          94,381
Other assets....................................          1,925          11,027
                                                  -------------   -------------
        Total assets............................  $     211,684   $     385,880
                                                  =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable................................  $       3,638   $      14,376
   Current portion of long-term debt............            759          10,793
   Current portion of capitalized lease
      obligations...............................          3,032           4,934
   Trade accounts payable.......................         18,775          27,322
   Income taxes payable.........................          3,815           8,398
   Accrued wages, salaries and bonuses..........         14,812          14,120
   Accrued operating expenses...................          9,026          22,984
   Deferred revenue and other...................          8,660           6,286
                                                  -------------   -------------
        Total current liabilities...............         62,517         109,213
                                                  -------------   -------------
Long-term debt, excluding current portion.......          1,720         102,505
Capitalized lease obligations, excluding current
   portion......................................          3,141          12,983
Purchase price payable..........................         15,928              --
Deferred compensation ..........................          1,461           1,407

Minority interest...............................            192           1,384

Commitments and contingencies

Stockholders' equity:
   Common stock, voting, $.001 par value 200,000,000
     shares authorized, 58,875,660 and 63,099,597
     shares issued and outstanding in 1996 and
     1997, respectively.........................             59              63
   Paid-in capital..............................        117,736         155,326
   Currency exchange adjustment.................          1,311          (6,487)
   Unrealized gain on marketable securities, net
     of taxes...................................          1,017              72
   Retained earnings............................          6,602           9,414
                                                  -------------   -------------
        Total stockholders' equity..............        126,725         158,388
                                                  -------------   -------------
        Total liabilities and stockholders'
          equity................................  $     211,684   $     385,880
                                                  =============   =============

    The accompanying notes are an integral part of the consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                            For The Years Ended December 31,
                                        ----------------------------------------
                                            1995          1996          1997
                                        ------------  ------------  ------------
(in thousands, except per share data)
Revenues............................    $  187,215    $  312,750    $  491,474
                                        ----------    ----------    ----------
Operating expenses:
   Cost of services.................       101,617       163,717       270,942
   Selling, general an
     administrative expenses........        69,213       120,695       185,589
   Special compensation expense.....        34,585            --            --
   Restructuring expenses...........            --            --        15,681
                                        ----------    ----------    ----------
        Total operating expenses....       205,415       284,412       472,212
                                        ----------    ----------    ----------
        Operating income (loss).....       (18,200)       28,338        19,262
                                        ----------    ----------    ----------
Other income (expense):
   Transaction related expenses.....            --        (6,988)           --
   Interest income..................           613         1,108           561
   Interest expense.................        (1,315)       (1,335)       (5,657)
   Other income.....................           118            32           126
                                        ----------    ----------    ----------
        Total other income (expense)          (584)       (7,183)       (4,970)
                                        ----------    ----------    ----------

Income (loss) before income taxes
 and minority interest..............       (18,784)       21,155        14,292

Income tax expense (benefit)........        (6,593)       10,221        11,306

Minority interest...................         1,262            77           174
                                        ----------    ----------    ----------

        Net income (loss)...........    $  (13,453)   $   10,857    $    2,812
                                        ==========    ==========    ==========

Income (loss) per common share:
      Basic.........................    $    (0.33)   $     0.19    $     0.05
      Diluted.......................         (0.29)         0.16          0.04
Weighted average common shares outstanding:
      Basic.........................        40,565        57,793        61,764
      Diluted.......................        46,477        65,929        68,811

   The accompanying notes are an integral part of the consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1995, 1996, and 1997

                                                       -----------    -----------    -----------    ----------    --------------
                                                         Class A        Class B        Class C                     Options Less
                                                          Common         Common         Common        Common         Deferred
(dollars in thousands)                                    Stock          Stock          Stock          Stock       Compensation
                                                       -----------    -----------    -----------    ----------    --------------
Balance, December 31, 1994...........................  $       20     $       11     $        1     $      --     $          82
     Issuance of 100,592 shares of Class C common
      stock less 80,472 shares subject to put option.          --             --             --            --                --
     Special compensation - option issues............          --             --             --            --               (82)
     Accretion of put option.........................          --             --             --            --                --
     Conversion of 20,263,458 shares of Class A,
      10,660,000 shares of Class B, and 739,652 shares
      of Class C common into a single class of
      common stock due to reincorporation............         (20)           (11)            (1)           32                --
     Issuance of 7,600,000 shares of common stock, net
      of offering expenses...........................          --             --             --             8                --
     Cancellation of the put option on 3,070,584
      shares...........................                        --             --             --             3                --
     Transaction by pooled companies:
        Issuance of 8,507,904 shares of common stock.          --             --             --             8                --
     Comprehensive income (loss)
        Net loss.....................................          --             --             --            --                --
        Currency exchange adjustment.................          --             --             --            --                --
        Total comprehensive income (loss)............
                                                       ----------     ----------    -----------     ---------     -------------
Balance, December 31, 1995...........................          --             --             --            51                --
     Issuance of 5,982,220 shares of common stock, net
      of offering expenses...........................          --             --             --             6                --
     Issuance of 1,719,642 shares of common stock for
      options exercised..............................          --             --             --             2                --
     Tax benefit of stock options exercised..........          --             --             --            --                --
     Transactions by pooled companies:
        Issuance of 332,196 shares of common stock...          --             --             --            --                --
     Comprehensive income
        Net income...................................          --             --             --            --                --
        Currency exchange adjustment.................          --             --             --            --                --
        Change in unrealized gain, net of taxes of $723        --             --             --            --                --
        Total comprehensive income...................
                                                       ----------     ----------   ------------     ---------     -------------
Balance, December 31, 1996...........................          --             --             --            59                --
     Issuance of 1,891,562 shares of common stock for
      options exercised..............................          --             --             --             2                --
     Tax benefit of stock options exercised..........          --             --             --            --                --
     Issuance of 2,332,375 shares of common stock
      for acquisitions...............................          --             --             --             2                --
     Comprehensive income (loss)
        Net income...................................          --             --             --            --                --
        Currency exchange adjustment.................          --             --             --            --                --
        Change in unrealized gain, net of taxes of $(636)      --             --             --            --                --
        Total comprehensive income (loss)............
                                                       ----------     ----------   ------------     ---------     -------------
Balance, December 31, 1997...........................  $       --     $       --   $         --     $      63     $          --
                                                       ==========     ==========   ============     =========     =============

                       SITEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
              For The Years Ended December 31, 1995, 1996, and 1997

                                                                 Accumulated Other Comprehensive Income
                                                                     ----------------------------
                                                                      Currency    Unrealized Gain     Retained        Total
                                                         Paid-in      Exchange     on Marketable      Earnings     Stockholders'
                                                         Capital     Adjustment     Securities        (Deficit)       Equity
                                                        --------     ----------   ---------------     ---------    -------------
Balance, December 31, 1994............................  $  3,285     $       42     $       --        $   9,411     $   12,852
   Issuance of 100,592 shares of Class C common
    stock less 80,472 shares subject to put option....        59             --             --               --             59
   Special compensation - option issues...............    34,707             --             --               --         34,625
   Accretion of put option............................        --             --             --             (213)          (213)
   Conversion of 20,263,458 shares of Class A,
     10,660,000 shares of Class B, and 739,652 shares
     of Class C common into a single class of
     common stock due to reincorporation..............        --             --             --               --             --
   Issuance of 7,600,000 shares of common stock, net
     of offering expenses.............................    23,163             --             --               --         23,171
   Cancellation of the put option on 3,070,584 shares.     2,797             --             --               --          2,800
   Transaction by pooled companies:
        Issuance of 8,507,904 shares of common stock..     5,519             --             --               --          5,527
   Comprehensive income (loss)
        Net loss......................................        --             --             --          (13,453)       (13,453)
        Currency exchange adjustment..................        --             12             --               --             12
                                                                                                                    ----------
        Total comprehensive income (loss).............                                                                 (13,441)
                                                        --------    -----------     ----------        ---------     ----------
Balance, December 31, 1995............................    69,530             54             --           (4,255)        65,380
     Issuance of 5,982,220 shares of common stock, net
      of offering expenses............................    42,239             --             --               --         42,245
     Issuance of 1,719,642 shares of common stock for
      options exercised...............................        92             --             --               --             94
     Tax benefit of stock options exercised...........     5,040             --             --               --          5,040
     Transactions by pooled companies:
        Issuance of 332,196 shares of common stock....       835             --             --               --            835
     Comprehensive income
        Net income....................................        --             --             --           10,857         10,857
        Currency exchange adjustment..................        --          1,257             --               --          1,257
        Change in unrealized gain, net of taxes
          of $723.....................................        --             --          1,017               --          1,017
                                                                                                                   -----------
        Total comprehensive income....................                                                                  13,131
                                                        --------    -----------     ----------       ----------    -----------
Balance, December 31, 1996............................   117,736          1,311          1,017            6,602        126,725
     Issuance of 1,891,562 shares of common stock for
      options exercised...............................       226             --             --               --            228
     Tax benefit of stock options exercised...........     7,685             --             --               --          7,685
     Issuance of 2,332,375 shares of common stock
      for acquisitions................................    29,679             --             --               --         29,681
     Comprehensive income (loss)
        Net income....................................        --             --             --            2,812          2,812
        Currency exchange adjustment..................        --         (7,798)            --               --         (7,798)
        Change in unrealized gain, net of taxes of $(636)     --             --           (945)              --           (945)
                                                                                                                   -----------
        Total comprehensive income (loss).............                                                                  (5,931)
                                                        --------    -----------     ----------       ----------    -----------
Balance, December 31, 1997............................  $155,326    $    (6,487)    $       72       $    9,414    $   158,388
                                                        ========    ===========     ==========       ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                           For The Years Ended December 31,
                                                                   --------------------------------------------
                                                                        1995           1996           1997
                                                                   -------------   ------------  --------------
Cash flows from operating activities:
   Net income (loss).............................................  $    (13,453)   $     10,857  $        2,812
   Adjustments to  reconcile  net income  (loss) to net cash
    provided by operating activities:
        Special compensation expense.............................        34,585              --              --
        Restructuring provision..................................            --              --          15,513
        Depreciation and amortization............................         7,090          13,256          28,687
        Provision for deferred income taxes......................       (12,219)          1,823          (1,498)
        Deferred compensation....................................            70             557             (53)
        Gain on sale of marketable securities....................            --              --            (407)
        Forgiveness of loans receivable from related parties.....           449              --              --
        Change in assets and liabilities:
           Trade accounts receivable.............................        (9,408)        (17,083)        (36,977)
           Other assets..........................................          (716)          4,060          (7,677)
           Trade accounts payable................................         4,302           6,662           5,694
           Other liabilities.....................................         4,573          15,711          12,920
                                                                   ------------    ------------  --------------
              Net cash provided by operating activities..........        15,273          35,843          19,014
                                                                   ------------    ------------  --------------
Cash flows from investing activities:
   Purchases of property and equipment...........................       (13,279)        (39,954)        (69,437)
   Proceeds from sales of property and equipment.................           126             199           2,711
   Acquisitions, net of cash acquired............................            --         (27,936)        (47,023)
   Settlement of purchase price payable..........................            --              --         (13,934)
   Investments in marketable securities..........................       (22,196)        (63,793)             --
   Sale of marketable securities.................................         9,150          76,840             558
   Changes in other assets.......................................          (349)           (380)         (4,228)
                                                                   ------------     -----------  --------------
              Net cash used in investing activities..............       (26,548)        (55,024)       (131,353)
                                                                   ------------     -----------  --------------
 Cash flows from financing activities:
    Borrowings on notes payable..................................        21,929          17,169          83,307
    Repayments of notes payable..................................       (21,429)        (16,026)        (68,440)
    Borrowings  on long-term debt................................         7,319             500         360,398
    Repayment of long-term debt..................................       (13,237)         (2,048)       (260,499)
    Repayment of note payable to related party...................          (492)             --              --
    Repayment of  redeemable preference shares...................          (464)         (2,075)             --
    Common stock issued, net of expenses.........................        23,171          42,339             228
    Payments on capital lease obligations........................        (2,449)           (259)         (2,211)
    Other........................................................           800              --             900
                                                                   ------------     -----------  --------------
              Net cash provided by  financing activities.........        15,148          39,600         113,683
                                                                   ------------     -----------  --------------
Effect of exchange rates on cash................................           (104)            760          (2,769)
                                                                   ------------     -----------  --------------
              Net increase (decrease) in cash...................          3,769          21,179          (1,425)

Cash and cash equivalents, beginning of year....................            762           4,531          25,710
                                                                   ------------     -----------  --------------
Cash and cash equivalents, end of year                             $      4,531     $    25,710  $       24,285
                                                                   ============     ===========  ==============
Supplemental disclosures of cash flow information:
   Interest paid................................................   $      1,212     $       846  $        4,712
   Income taxes paid............................................   $      4,170     $     4,311  $        7,859

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

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                           (in thousands)
                                    1995                     1996
                               ---------------          ---------------
        Revenues:
            SITEL                $ 120,617                $ 196,279
            NAFS                     8,258                   15,685
            Mitre                   58,340                  100,786
                               ---------------          ---------------
              Combined           $ 187,215                $ 312,750
                               ===============          ===============

        Net income (loss)
            SITEL                $ (16,349)               $   6,016
            NAFS                       773                   (1,132)
            Mitre                    2,123                    5,973
                                ---------------         ---------------
              Combined           $ (13,453)               $  10,857
                                ===============         ===============

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                     For the Years Ended December 31,
                                             1996             1997
                                          -----------       ----------
                                   (in thousands, except per share data)
                                                (unaudited)
 Revenue                               $     373,602     $    510,553
 Net income                            $       9,348     $      1,814
 Income per common share:
       Basic                           $        0.16     $       0.03
       Diluted                         $        0.14     $       0.03

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENTS IN MARKETABLE SECURITIES:

     The amortized cost, gross unrealized holding gains and fair value for available-for-sale securities at December 31, 1996 and 1997 were as follows:


                                                (in thousands)
                                                    Gross
                                                  Unrealized
                                    Amortized      Holding            Fair
                                      Cost          Gains            Value
                                      ----          -----            -----
December 31, 1996

       Equity securities       $      200        $   1,540       $      1,740
                               ==========        =========       ============
December 31, 1997

       Equity securities       $       49        $     110       $        159
                               ==========        =========       ============

     Proceeds from the sale of marketable securities available-for-sale were $9.2 million, $76.8 million, and $0.6 million in 1995, 1996, and 1997, respectively. Gross realized gains of $0.4 million were realized in 1997. No gross realized losses were realized in 1997 and no gross realized gains or losses were realized in 1995 and 1996.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1996 and 1997 consisted of the following:

                                                       (in thousands)
                                                   1996             1997
                                               ------------     ------------
  Telecommunications equipment                 $      53,821    $      89,067
  Furniture, equipment, and other                     25,343           43,985
  Leasehold improvements                              10,241           18,707
  Buildings                                            4,063           19,591
  Other                                                  426            1,080
                                               -------------    -------------
                                                      93,894          172,430
  Less accumulated depreciation                       34,785           51,830
                                               -------------    -------------
                                               $      59,109    $     120,600
                                               =============    =============

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LONG-TERM DEBT:

     Long-term debt at December 31, 1996 and 1997, consisted of the following:

                                                         (in thousands)
                                                For The Years Ended December 31,
                                                --------------------------------
                                                     1996             1997
                                                 -------------    -------------
Long-term revolving credit facility at
variable interest rates (6.52% at
December 31, 1997) due in July, 2002........       $        --      $   99,500

Various notes payable acquired at
acquisition of GCI, with variable interest
rates (22.0% at December 31, 1997)..........                --           3,859

8% note payable in monthly installments,
including interest, secured by property.....             1,270              --

Other notes payable with weighted-average
interest rates of 6.4% and 6.6% in 1996 and
1997, respectively; secured by property and
equipment and non domestic accounts
receivable..................................             1,209            9,939
                                                   -----------      -----------
                                                         2,479          113,298

Less current portion........................               759           10,793
                                                   -----------      -----------
Total.......................................       $     1,720      $   102,505
                                                   ===========      ===========

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The aggregate maturities of long-term debt for each of the five years following December 31, 1997 are as follows:
                                                (in thousands)
                                                 Maturities of
            Year Ending December 31,             Long-term Debt
            ------------------------             --------------
            1998                                   $ 10,793
            1999                                      1,926
            2000                                        518
            2001                                        165
            2002 and thereafter                      99,896

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES:

     For financial reporting purposes, income (loss) from continuing operations before income taxes and minority interest includes the following components:

                                       (in thousands)
                               For The Years Ended December 31,
                          --------------------------------------
                            1995            1996          1997
                          --------        --------      --------

Pretax income (loss):
  United States           $ (23,834)     $   8,653     $  15,005
  Foreign                     5,050         12,502          (713)
                          ---------      ---------     ---------
       Total              $ (18,784)     $  21,155      $ 14,292
                          =========      ========      =========

The components of the provision for income tax expense (benefit) consists of:

                                         (in thousands)
                                  For The Years Ended December 31,
                        ------------------------------------------------
                           1995              1996              1997
                        -----------       -----------      -------------
  Current:
    Federal             $  3,804          $  3,929           $  5,805
    Foreign                1,681             4,529              7,112
    State                    141               (60)              (113)
                        --------          --------           --------
                           5,626             8,398             12,804
  Deferred:
    Federal              (12,203)            1,521              1,237
    Foreign                  (16)              302             (2,735)
    State                     --                --                 --
                        --------          --------           --------
                         (12,219)            1,823             (1,498)
                        --------          --------           --------
    Provision for
    income tax          $ (6,593)         $ 10,221           $  11,306
    expense (benefit)   ==========        ==========         =========

     Certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to paid-in capital. The amount credited was approximately $5,040 and $7,685 in 1996 and 1997, respectively.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                       (in thousands)
                                               For The Years Ended December 31,
                                               ---------------------------------
                                                   1996               1997
                                               --------------     --------------

Deferred tax assets:
  Accrued compensation and other liabilities $ 11,198 $ 10,362 Net operating loss and other credit
    carryforwards                                      2,558              1,846
  Deferred tax items related to international
    operations                                           320              2,433
  Other                                                  297                346
                                               -------------      -------------
        Total deferred tax assets                     14,373             14,987
                                               -------------      -------------

Deferred tax liabilities:
  Deferred tax items related to international
    operations                                         1,137                 --
  Leased assets and depreciation                         640                319
  Unrealized gain on marketable securities               523                 37
  Other                                                  374                364
                                               -------------      -------------
        Total deferred tax liabilities                 2,674                720
                                               -------------      -------------
        Net deferred tax assets                $      11,699      $      14,267
                                               =============      =============

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The difference between the Company's income tax expense (benefit) as reported in the accompanying consolidated financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income, less minority interest, is as follows:

                                                      (in thousands)
                                             For The Years Ended December 31,
                                          --------------------------------------
                                             1995          1996         1997
                                          ------------ ------------- -----------

Expected Federal income taxes              $ (6,816)   $   7,166    $  4,859
State taxes, net of Federal effects              83          (40)        (74)
Amortization of goodwill                         18          266         159
Impact of foreign operations                      4          438       1,278
Merger related costs                             --        2,257          --
State incentive tax credits (See note 14)        --           --       1,446
Impairment losses on intangible assets           --           --       3,400
Other                                           108          134         238
                                          =========    =========    ========
       Total                              $  (6,593)   $  10,221    $ 11,306
                                          =========    =========    ========

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

     Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1997 are as follows:

                                                 (in thousands)
                                           Capital           Operating
                                           Leases             Leases
                                        --------------     --------------
 Year ending December 31,
     1998                                     $ 6,406           $ 17,737
     1999                                       4,116             16,008
     2000                                       1,604             14,464
     2001                                         934             12,991
     2002 and thereafter                        9,625             10,586
                                        -------------      -------------
                                               22,685           $ 71,786
                                                           ==============
 Less amount representing interest              4,768
                                        --------------
 Present value of net minimum lease
        obligations                          $ 17,917
                                        ==============

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK-BASED COMPENSATION:

     The Company has four stock option plans described as follows:

         a) Stock Plan for Replacement of Existing Options ("Replacement Plan"). Under this plan, options for 4,541,780 shares were granted in 1995, with an option price of $.0025 per share, as replacements for 3,110,000 options outstanding at February 28, 1995.

         a) Stock Option Plan ("EEB Replacement Plan"). Under this plan, options for 7,381,720 shares were granted in 1995, with an option price of $.0025 per share, as replacements for the Company's employee equity benefit plan ("EEB
              Plan"). The EEB Plan had 12,655,000 units outstanding with base values ranging from $.85 to $1.71. With respect to both the Replacement Plan and the EEB Replacement Plan, the following applies: Options are exercisable in five equal annual installments from January 1996 to May 2000. The Company recorded these option grants to 265 employees at the estimated fair value at date of grant ($2.91), with a corresponding charge to special compensation expense totaling $34.6 million in 1995. All options granted were vested as of the date of grant. No further options will be granted under these plans.

         a) 1995 Employee Stock Option Plan ("Employee Plan"). The Employee Plan provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 9,800,000 shares of common stock to employees and independent consultants of the Company and its subsidiaries. Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 1997, there were approximately 2.5 million shares available for issuance pursuant to future grants under the Employee Plan.

         a) 1995 Non-Employee Directors Stock Option Plan ("Directors Plan"). The Directors Plan provides for automatic formula grants of nonqualified options to each independent director of the Company. Each independent director is granted options to purchase 18,000 shares of common stock upon election or re-election to a three-year term on the Board of Directors. Option prices equal the fair market value of the common stock on the date of grant. Options vest and become exercisable in three equal annual installments commencing one year after grant. The Directors Plan is administered by the Board members who are not eligible to participate in the plan. At December 31, 1997, there were 224,000 shares available for issuance pursuant to future grants under the Directors Plan.

     All four plans require optionees to enter into certain voting and resale agreements which place certain restrictions on actions of the optionee.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additional information as to shares subject to options is as follows:


                                                              Weighted-Average
                                        Number of              Exercise Price
                                         Options                 per Option
                                   --------------------    --------------------
  Balance, January 1,1995                            -                       -
      Granted                               12,539,500     $               .29
      Exercised                                      -                       -
      Canceled                                       -                       -
                                   --------------------    --------------------
  Balance, December 31,1995                 12,539,500                     .29
      Granted                                5,608,462                   15.39
      Exercised                             (1,719,642)                    .05
      Canceled                                 (50,908)                  15.75
                                   --------------------    --------------------
  Balance, December 31,1996                 16,377,412                     .44
      Granted                                6,478,211                   13.08
      Exercised                             (1,891,562)                    .12
      Canceled                              (5,343,144)                  15.69
                                   --------------------    --------------------
  Balance, December 31,1997                 15,620,917     $              5.78
                                   ====================    ====================
  Exercisable at December 31,1997            1,614,601     $              2.38
                                   ====================    ====================

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

                                    Options Outstanding                        Options Exercisable
                     -------------------------------------------------- -----------------------------------
                         Number      Weighted-Average  Weighted-Average                       Weighted
Range of             Outstanding at     Remaining         Exercise        Exercisable at       Average
Exercise Prices         12/31/97    Contractual Life        Price           12/31/97       Exercise Price
----------------------------------------------------------------------- -----------------------------------
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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                         (in thousands, except per share data)
                                              For The Years Ended December 31,
                                         -------------------------------------
                                            1995        1996          1997
                                         ----------  ----------    -----------
Net income (loss):        As Reported    $(13,453)      $10,857    $  2,812
                          Pro Forma       (13,493)       10,186      (1,473)

Income (loss) per share:  As Reported
                             Basic         $(0.33)       $ 0.19      $ 0.05
                             Diluted        (0.29)         0.16        0.04
                          Pro Forma
                             Basic         $(0.33)       $ 0.18      $(0.02)
                             Diluted        (0.29)         0.15       (0.02)

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SEGMENT DATA:

     The Company's operations are primarily conducted in one business segment. A summary of the Company's operations by geographic area follows.


                                              (in thousands)
                                    For The Years Ended December 31,
                           ----------------------------------------------
                               1995            1996             1997
                           ------------    -------------    -------------

REVENUE:
  - North America           $  128,875     $    184,366     $    261,240
  - Europe                      58,340          128,384          200,291
  - Other                            -                -           29,943
                            ----------     ------------     ------------
                            $  187,215     $    312,750     $    491,474
                            ==========     ============     ============

OPERATING INCOME (LOSS):
  - North America           $  (23,872)    $     14,455     $     18,412
  - Europe                       5,672           13,883           15,499
  - Other                            -                -          (14,649)
                            ----------     ------------     ------------
                            $  (18,200)    $     28,338     $     19,262
                            ==========     ============     ============

IDENTIFIABLE ASSETS:
  - North America                          $     96,440     $    179,951
  - Europe                                      115,244          157,806
  - Other                                             -           48,123
                                           ------------     ------------
                                           $    211,684     $    385,880
                                           ============     ============

13.  CONTINGENCIES:

     From time to time, the Company is involved in litigation incidental to its business. In the opinion of management, no litigation to which the Company is currently a party is likely to have a materially adverse effect on the Company's results of operations, financial condition, or cash flows, if decided adversely to the Company.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  RESTRUCTURING AND IMPAIRMENT OF ASSETS:

     In the fourth quarter of 1997, the Company recorded provisions of $15.7 million for restructuring expenses. Included in this charge are impairment losses on long-lived assets of $11.0 million, severance and other costs of $3.6 million, and costs related to losses on contractual obligations of $1.1 million. The Company's restructuring plan commitments in 1997, which are expected to be fully completed in 1998, included the following initiatives:

o Concurrent with the decision to pursue a new joint-venture equity partner in the Asia Pacific region, management committed to sell or abandon certain other operations in 1998. The decision to sell or abandon these operations resulted from the disappointing results of operations during 1997 combined with the recognition that the Company's joint-venture partner would not participate in managing or funding these operations. Management expects the plans to sell or abandon these operations to be completed by mid 1998. The resulting impairment loss of approximately $10.0 million, which represented primarily the write-off of unamortized goodwill, was recorded in the fourth quarter of 1997. The Company also accrued certain other costs of $0.5 million related to this initiative, including severance for 18 employees. Revenues and operating loss of these operations were approximately $3.5 million and $1.2 million, before the effects of these charges, in 1997.

o Management committed to plans to relocate the Company's corporate headquarters and to close or consolidate certain under-performing call centers. Costs incurred as a result of these plans consist principally of commitments related to abandoned or excess space for leased facilities of approximately $1.1 million and impairment losses of $1.0 million which were recorded by the Company for obsolete technology to record these assets at their estimated fair value, less costs of disposal. The Company also incurred severance for 17 employees and other costs of $0.2 million related to this plan.

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

o Management committed to a plan to reorganize its corporate management in Europe. The substantial majority of costs related to this plan are severance costs of $2.8 million for the involuntary termination of 31 employees, which are accrued and unpaid at December 31, 1997. The Company also incurred other costs of $0.1 million related to this plan.

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Notes are redeemable, at the Company's option, in whole or in part from time to time on or after March 15, 2002. If redeemed during the twelve-month period commencing on March 15 of the year set forth below, the redemption prices are as follows, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

          Year                                          Percentage
          ----                                          ----------
          2002...........................................104.625%
          2003...........................................103.083%
          2004...........................................101.542%
          2005 and thereafter............................100.000%

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

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

     The Notes are guaranteed, on a full, unconditional and joint and several basis, by all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

(1) Condensed consolidating financial statements as of December 31, 1996 and 1997, and for the years ended December 31, 1995, 1996 and 1997 of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,
(1) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and
(1) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Condensed Consolidating Balance Sheet
                                December 31, 1996
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents ................  $  13,302   $   1,859       $  10,549       $    --        $  25,710
  Trade accounts receivable, net ...........     16,510       7,246          42,578          (857)          65,477
  Marketable securities ....................      1,740          --              --            --            1,740
  Prepaid expenses and other current assets.      1,909         711           3,806            --            6,426
                                              ---------   ---------       ---------       -------        ---------
    Total current assets ...................     33,461       9,816          56,933          (857)          99,353
                                              ---------   ---------       ---------       -------        ---------
  Property and equipment, net ..............     23,671       6,936          28,502            --           59,109
  Deferred income taxes ....................     12,317        (280)           (850)           --           11,187
  Goodwill, net ............................      1,718          --          38,392            --           40,110
  Other assets .............................      1,369         135             421            --            1,925
  Investments in subsidiaries ..............     67,765      34,023              --      (101,788)              --
  Notes receivable, intercompany ...........         --      20,415              --       (20,415)              --
                                              ---------   ---------       ---------     ---------        ---------
    Total assets ...........................  $ 140,301   $  71,045       $ 123,398     $(123,060)       $ 211,684
                                              =========   =========       =========     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable ............................  $      --   $     --        $   3,638     $      --        $   3,638
  Current portion of long-term debt.........         15         --              744            --              759
  Current portion of capitalized
    lease obligations.......................         --         76            2,956            --            3,032
  Trade accounts payable ...................      1,396      1,264           16,972          (857)          18,775
  Accrued expenses and other current
    liabilities.............................     10,589      1,707           24,017            --           36,313
                                              ---------   --------        ---------     ---------        ---------
    Total current liabilities ..............     12,000      3,047           48,327          (857)          62,517
                                              ---------   --------        ---------     ---------        ---------
  Long-term debt, excluding current portion.        115         --            1,605            --            1,720
  Capitalized lease obligations,
    excluding current portion ..............         --        233            2,908            --            3,141
  Notes payable, intercompany ..............         --         --           20,415       (20,415)              --
  Purchase price payable ...................         --         --           15,928            --           15,928
  Deferred compensation ....................      1,461         --               --            --            1,461
  Minority interest ........................         --         --              192            --              192

  Stockholders' equity .....................    126,725     67,765           34,023      (101,788)         126,725
                                              ---------   --------        ---------     ---------        ---------
    Total liabilities and
      stockholders' equity .................  $ 140,301   $ 71,045        $ 123,398     $(123,060)       $ 211,684
                                              =========   ========        =========     =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Condensed Consolidating Balance Sheet
                                December 31, 1997
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents ................  $  11,514   $   2,075       $  10,696     $      --        $  24,285
  Trade accounts receivable, net ...........     21,832      22,167          65,313        (1,615)         107,697
  Marketable securities ....................        159          --              --            --              159
  Prepaid expenses and other current assets.      6,523         264           9,830            --           16,617
                                              ---------   ---------       ---------     ---------        ---------
     Total current assets ..................     40,028      24,506          85,839        (1,615)         148,758
                                              ---------   ---------       ---------     ---------        ---------
  Property and equipment, net ..............     37,585      24,251          58,764            --          120,600
  Deferred income taxes.....................     11,070          --              44            --           11,114
  Goodwill, net ............................      1,627      21,926          70,828            --           94,381
  Other assets .............................      7,532         121           3,374            --           11,027
  Investments in subsidiaries ..............    180,112      94,999              --      (275,111)              --
  Notes receivable, intercompany ...........         --      22,203              --       (22,203)              --
                                              ---------   ---------       ---------     ---------        ---------
     Total assets ..........................  $ 277,954   $ 188,006       $ 218,849     $(298,929)       $ 385,880
                                              =========   =========       =========     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable ............................   $     --   $      --       $  14,376     $      --        $  14,376
  Current portion of long-term debt ........      2,026          --           8,767            --           10,793
  Current portion of capitalized
    lease obligations ......................        308          98           4,528            --            4,934
  Trade accounts payable ...................      2,841       1,202          24,894        (1,615)          27,322
  Accrued expenses and other current
     liabilities ...........................     11,168       6,210          34,410            --           51,788
                                              ---------   ---------       ---------     ---------        ---------
     Total current liabilities .............     16,343       7,510          86,975        (1,615)         109,213
                                              ---------   ---------       ---------     ---------        ---------
  Long-term debt, excluding current
    portion ................................    101,488          --           1,017            --          102,505
  Capitalized lease obligations,
    excluding current portion ..............        328         140          12,515            --           12,983
  Notes payable, intercompany and other ....         --         244          21,959       (22,203)              --
  Deferred compensation ....................      1,407          --              --            --            1,407

  Minority interest ........................         --          --           1,384            --            1,384

  Stockholders' equity .....................    158,388     180,112          94,999      (275,111)         158,388
                                               ---------  ---------       ---------     ---------        ---------
     Total liabilities and shareholders'
      equity ...............................  $ 277,954   $ 188,006       $ 218,849     $(298,929)       $ 385,880
                                              =========   =========       =========     =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Condensed Consolidating Statement of Income
                      For the year ended December 31, 1995
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Revenues ...................................  $  84,841   $  44,034       $  58,340     $      --        $ 187,215
                                              ---------   ---------       ---------     ---------        ---------
Operating expenses:
  Cost of services .........................     46,510      22,967          32,140            --          101,617
  Selling, general and administrative
    expenses ...............................     36,310      12,375          20,528            --           69,213
  Special compensation expense .............     34,585          --              --            --           34,585
                                              ---------   ---------       ---------     ---------        ---------
    Total operating expenses ...............    117,405      35,342          52,668            --          205,415
                                              ---------   ---------       ---------     ---------        ---------

    Operating income (loss) ................    (32,564)      8,692           5,672            --          (18,200)
                                              ---------   ---------       ---------     ---------        ---------
Other income (expense):
  Equity in earnings of subsidiaries,
    net of tax .............................      7,557       2,123              --        (9,680)              --

  Interest income ..........................        474           6             133            --              613
  Interest expense .........................       (300)       (260)           (755)           --           (1,315)
  Other income .............................        118          --              --            --              118
                                              ---------   ---------       ---------     ---------        ---------

Total other income (expense)................      7,849       1,869            (622)       (9,680)            (584)
                                              ---------   ---------       ---------     ---------        ---------
Income (loss) before income taxes and
     minority interest .....................    (24,715)     10,561           5,050        (9,680)         (18,784)

Income tax expense (benefit) ...............    (11,262)      3,004           1,665            --           (6,593)

Minority interest ..........................         --          --           1,262            --            1,262
                                              ---------   ---------       ---------     ---------        ---------

     Net income (loss) .....................  $ (13,453)  $   7,557       $   2,123     $  (9,680)       $ (13,453)
                                              =========   =========       =========     =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidating Statement of Income
                      For the year ended December 31, 1996
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Revenues ...................................  $ 122,582   $  56,752       $ 133,416     $      --        $ 312,750
                                              ---------   ---------       ---------     ---------        ---------
Operating expenses:
  Cost of services .........................     63,839      30,595          69,283            --          163,717
  Selling, general and administrative
    expenses ...............................     52,913      20,117          47,665            --          120,695
                                              ---------   ---------       ---------     ---------        ---------
     Total operating expenses ..............    116,752      50,712         116,948            --          284,412
                                              ---------   ---------       ---------     ---------        ---------
  Operating income .........................      5,830       6,040          16,468            --           28,338
                                              ---------   ---------       ---------     ---------        ---------
Other income (expense):
  Equity in earnings of
    subsidiaries, net of tax ...............     11,465       7,594              --       (19,059)              --
  Transaction related expense ..............     (5,700)       (666)           (622)           --           (6,988)
  Intercompany charges .....................        378       1,515          (1,893)           --               --
  Interest income ..........................      1,076          --              32            --            1,108
  Interest expense .........................        169        (117)         (1,387)           --           (1,335)
  Other income (expense) ...................        128          --             (96)           --               32
                                              ---------   ---------       ---------     ---------        ---------

    Total other income (expense) ...........      7,516       8,326          (3,966)      (19,059)          (7,183)
                                              ---------   ---------       ---------     ---------        ---------
Income before income taxes and
  minority interest ........................     13,346      14,366          12,502       (19,059)          21,155
Income tax expense .........................      2,489       2,901           4,831            --           10,221

Minority interest ..........................         --          --              77            --               77
                                              ---------   ---------       ---------     ---------        ---------
Net income .................................  $  10,857   $  11,465       $   7,594     $ (19,059)       $  10,857
                                              =========   =========       =========     =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Condensed Consolidating Statement of Income
                      For the year ended December 31, 1997
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Revenues ...................................  $ 117,118   $ 133,042       $ 241,314     $      --        $ 491,474
                                              ---------   ---------       ---------     ---------        ---------
Operating expenses:
  Cost of services .........................     60,391      71,703         138,848            --          270,942
  Selling, general and administrative
    expenses ...............................     52,950      47,634          85,005            --          185,589
  Restructuring expenses ...................      2,148          --          13,533            --           15,681
                                              ---------   ---------       ---------     ---------        ---------
     Total operating expenses ..............    115,489     119,337         237,386            --          472,212
                                              ---------   ---------       ---------     ---------        ---------

     Operating income ......................      1,629      13,705           3,928            --           19,262
                                              ---------   ---------       ---------     ---------        ---------
Other income (expense):
  Equity in earnings (losses) of
     subsidiaries, net of tax ..............      4,390      (4,958)             --           568               --
  Intercompany charges .....................        673       1,877          (2,550)           --               --
  Interest income ..........................        213          --             348            --              561
  Interest expense .........................     (2,632)       (889)         (2,136)           --           (5,657)
  Other income .............................        178         (55)              3            --              126
                                              ---------   ---------       ---------     ---------        ---------
     Total other income (expense) ..........      2,822      (4,025)         (4,335)          568           (4,970)
                                              ---------   ---------       ---------     ---------        ---------
Income (loss) before income taxes and
  minority interest ........................      4,451       9,680            (407)          568           14,292

Income tax expense .........................      1,639       5,290           4,377            --           11,306

Minority interest ..........................         --          --             174            --              174
                                              ---------   ---------       ---------     ---------        ---------
Net income (loss) ..........................  $   2,812   $   4,390       $  (4,958)    $     568        $   2,812
                                              =========   =========       =========     =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1995
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Net cash provided by operating
  activities ...............................  $   6,733   $   4,703       $   3,837     $      --        $  15,273
                                              ---------   ---------       ---------     ---------        ---------
Cash flows from investing activities:
  Net cash receipts from subsidiary ........      2,415          --              --        (2,415)              --
  Purchases of property and equipment ......     (7,618)     (2,497)         (3,164)           --          (13,279)
  Proceeds from sales of property and
    equipment ..............................         --          --             126            --              126
  Investment in marketable securities ......    (22,196)         --              --            --          (22,196)
  Sale of marketable securities ............      9,150          --              --            --            9,150
  Changes in other assets, net .............       (269)        (80)             --            --             (349)
                                              ---------   ---------       ---------     ---------        ---------
Net cash used in investing
  activities ...............................    (18,518)     (2,577)         (3,038)       (2,415)         (26,548)
                                              ---------   ---------       ---------     ---------        ---------

Cash flows from financing activities:
  Borrowings on notes payable ..............     21,314         191             424            --           21,929
  Repayments of notes payable ..............    (21,394)        (35)             --            --          (21,429)
  Borrowings on long-term debt .............      5,525          --           1,794            --            7,319
  Repayment of long-term debt and
    capital lease obligations ..............    (13,295)        (66)         (2,325)           --          (15,686)
  Repayment of note payable to related
    party ..................................       (492)         --              --            --             (492)
  Prepayment of redeemable preference
    shares .................................         --          --            (464)           --             (464)
  State incentive credits received .........        800          --              --            --              800
  Common stock issued, net of expenses .....     23,171          --              --            --           23,171
  Net cash payments to parent ..............         --      (2,415)             --        (2,415)              --
                                              ---------   ---------       ---------     ---------        ---------
Net cash provided by (used in)
  financing activities .....................     15,629      (2,325)           (571)        2,415           15,148
                                              ---------   ---------       ---------     ---------        ---------
Effect of exchange rates on cash ...........         --          --            (104)           --             (104)
                                              ---------   ---------       ---------     ---------        ---------
Net increase (decrease) in cash ............      3,844        (199)            124            --            3,769

Cash and cash equivalents, beginning
  of year ..................................       (396)        833             325            --              762
                                              ---------   ---------       ---------     ---------        ---------
Cash and equivalents, end of year ..........  $   3,448   $     634       $     449     $      --        $   4,531
                                              =========   =========       =========     =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1996
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Net cash provided by operating
  activities ...............................  $  13,942   $   3,525       $  18,376     $      --        $  35,843
                                              ---------   ---------       ---------     ---------        ---------
Cash flows from investing activities:
  Investments in subsidiaries ..............    (37,823)    (11,131)             --        48,954               --
  Acquisitions net of cash acquired ........         --      (4,216)        (23,720)           --          (27,936)
  Purchases of property and equipment ......    (21,362)     (3,539)        (15,053)           --          (39,954)
  Proceeds from sales of property
    and equipment ..........................         --          --             199            --              199
  Investment in marketable securities ......    (63,793)         --              --            --          (63,793)
  Sale of marketable securities ............     76,840          --              --            --           76,840
  Changes in other assets, net .............       (274)         --            (106)           --             (380)
                                              ---------   ---------       ---------     ---------        ---------

Net cash used in investing activities ......    (46,412)    (18,886)        (38,680)       48,954          (55,024)
                                              ---------   ---------       ---------     ---------        ---------
Cash flows from financing activities:
  Borrowings on notes payable ..............     15,835          --           1,334            --           17,169
  Repayments of notes payable ..............    (15,835)       (191)             --            --          (16,026)
  Borrowings on long-term debt .............        500          --              --            --              500
  Repayment of long-term debt and
    capital lease obligations ..............       (515)       (631)         (1,161)           --           (2,307)
  Net borrowings and payments on note
    to parent ..............................         --     (20,415)         20,415            --               --
  Net capital contribution from parent .....         --      37,823          11,131       (48,954)              --
  Repayment of redeemable preference shares.         --          --          (2,075)           --           (2,075)
  Common stock issued, net of expenses .....     42,339          --              --            --           42,339
                                              ---------   ---------       ---------     ---------        ---------
Net cash provided by financing activities ..     42,324      16,586          29,644       (48,954)          39,600
                                              ---------   ---------       ---------     ---------        ---------
Effect of exchange rates on cash ...........         --          --             760            --              760
                                              ---------   ---------       ---------     ---------        ---------
Net increase in cash .......................      9,854       1,225          10,100            --           21,179
                                              ---------   ---------       ---------     ---------        ---------
Cash and cash equivalents, beginning
  of year ..................................      3,448         634             449            --            4,531
                                              ---------   ---------       ---------     ---------        ---------
Cash and equivalents, end of year ..........  $  13,302   $   1,859       $  10,549     $      --        $  25,710
                                              =========   =========       =========     =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1997
                                 (in thousands)

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                                             Guarantor    Nonguarantor
                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------     ------------   ------------   ------------   ------------
ASSETS
Net cash provided by operating
  activities ...............................  $   7,157   $   8,466       $   3,391     $      --        $  19,014
                                              ---------   ---------       ---------     ---------        ---------
Cash flows from investing activities:
  Investments in subsidiaries ..............    (61,787)    (42,917)             --       104,704               --
  Purchases of property and equipment ......    (29,569)    (14,463)        (25,405)           --          (69,437)
  Proceeds from sales of property and
    equipment ..............................      2,196          --             515            --            2,711
  Acquisitions, net of cash acquired .......    (19,722)    (12,207)        (15,094)           --          (47,023)
  Settlement of purchase price payable .....         --          --         (13,934)           --          (13,934)
  Sale of marketable securities ............        558          --              --            --              558
  Changes in other assets ..................     (1,925)         --          (2,303)           --           (4,228)
                                              ---------   ---------       ---------     ---------        ---------

Net cash used in investing activities ......   (110,249)    (69,587)        (56,221)      104,704         (131,353)
                                              ---------   ---------       ---------     ---------        ---------
Cash flows from financing activities:
  Borrowings on notes payable ..............     68,291          --          15,016            --           83,307
  Repayments of notes payable ..............    (68,291)         --            (149)           --          (68,440)
  Borrowings on long-term debt .............    360,124          --             274            --          360,398
  Repayment of long-term debt ..............   (259,948)         --            (551)           --         (260,499)
  Net capital contribution from parent .....         --      61,787          42,917      (104,704)              --
  Common stock issued, net of expenses .....        228          --              --            --              228
  Payments on capital lease obligations ....         --        (450)         (1,761)           --           (2,211)
  Other ....................................        900          --              --            --              900
                                              ---------   ---------       ---------     ---------        ---------

Net cash provided by financing
  activities ...............................    101,304      61,337          55,746      (104,704)         113,683
                                              ---------   ---------       ---------     ---------        ---------

Effect of exchange rates on cash ...........         --          --          (2,769)           --           (2,769)
                                              ---------   ---------       ---------     ---------        ---------
Net increase (decrease) in cash ............     (1,788)        216             147            --           (1,425)
Cash and cash equivalents, beginning
  of year ..................................     13,302       1,859          10,549            --           25,710
                                              ---------   ---------       ---------     ---------        ---------
Cash and equivalents, end of year ..........  $  11,514   $   2,075       $  10,696     $      --        $  24,285
                                              =========   =========       =========     =========        =========

                                      F-32