Form 10-Q
period 1998-09-30
SITEL CORP
filed 1998-11-13
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1998

                                       or

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

                          111 SOUTH CALVERT, STE. 1900
                               BALTIMORE, MD 21202
                                 (410) 246-1505

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of October 31,1998, the Company had 64,223,565 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets.............................. 1

           Consolidated Condensed Statements of Income (Loss)................. 2

           Consolidated Condensed Statements of Cash Flows.................... 3

           Notes to Consolidated Condensed Financial Statements............... 4


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition............................................. 16


PART II - OTHER INFORMATION

Item 5.  Other Information................................................... 24

Item 6.  Exhibits and Reports on Form 8-K.................................... 24

Signature.................................................................... 25

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    December 31, 1997 and September 30, 1998
                    (dollars in thousands, except share data)

                                     ASSETS                            December 31,  September 30,
                                                                           1997          1998
                                                                       ------------  -------------
Current assets: .....................................................                (unaudited)
     Cash and cash equivalents ......................................   $  24,285    $  22,485
     Trade accounts receivable (net of allowance for doubtful
       accounts of $5,099 and $4,483, respectively) .................     107,697      119,905
     Marketable securities ..........................................         159           --
     Prepaid expenses ...............................................       3,916        5,734
     Other assets ...................................................       9,548       11,700
     Deferred income taxes ..........................................       3,153        1,394
                                                                        ---------    ---------
                    Total current assets ............................     148,758      161,218
Property and equipment, net .........................................     120,600      117,972
Deferred income taxes ...............................................      11,114       14,167
Goodwill, net .......................................................      94,381       94,444
Other assets ........................................................      11,027       13,760
                                                                        ---------    ---------
                    Total assets ....................................   $ 385,880    $ 401,561
                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Note payable - bank ............................................   $  14,376    $  27,872
     Current portion of long-term debt ..............................      10,793        3,390
     Current portion of capitalized lease obligations ...............       4,934        2,843
     Trade accounts payable .........................................      27,322       21,177
     Income taxes payable ...........................................       8,398        5,905
     Accrued compensation ...........................................      14,120       19,522
     Accrued operating expenses .....................................      22,984       24,307
     Deferred revenue and other .....................................       6,286        7,042
                                                                        ---------    ---------
                    Total current liabilities .......................     109,213      112,058
Long-term debt, excluding current portion ...........................     102,505      105,025
Capitalized lease obligations, excluding current portion ............      12,983       11,099
Deferred compensation ...............................................       1,407        1,645

Minority interest ...................................................       1,384       10,934

Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares
       authorized, 63,099,597 and 64,183,659 shares issued
       and outstanding, respectively ................................          63           64
     Paid-in capital ................................................     155,326      157,895
     Accumulated other comprehensive income .........................      (6,415)      (4,349)
     Retained earnings ..............................................       9,414        7,190
                                                                        ---------    ---------
                    Total stockholders' equity ......................     158,388      160,800
                                                                        ---------    ---------
                    Total liabilities and stockholders' equity ......   $ 385,880    $ 401,561
                                                                        =========    =========

     The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                           For The Three Months Ended       For The Nine Months Ended
                                                           September 30,  September 30,    September 30,  September 30,
                                                               1997           1998             1997           1998
                                                           -------------  -------------    -------------  -------------
(in thousands, except per share data)

Revenues .................................................   $ 120,248    $ 146,755          $ 349,775    $ 431,810
                                                              --------     --------           --------     --------
Operating expenses:
     Cost of services ....................................      67,913       82,636            191,376      243,041
     Selling, general and administrative
          expenses .......................................      49,471       59,045            133,013      174,813
     Restructuring expenses ..............................          --           --                 --        6,607
                                                             ---------    ---------          ---------    ---------
                    Total operating expense ..............     117,384      141,681            324,389      424,461
                                                             ---------    ---------          ---------    ---------

                   Operating income ......................       2,864        5,074             25,386        7,349
Other income (expense):
     Interest expense, net ...............................      (1,512)      (3,457)            (3,199)      (9,422)
     Other income, net ...................................         123           19                 62          188
                                                             ---------    ---------          ---------    ---------
Income (loss) before income taxes
     and minority interest ...............................       1,475        1,636             22,249       (1,885)

Income tax expense .......................................         739          836              8,377           75
Minority interest ........................................          10           13                 86         (250)
                                                             ---------    ---------          ---------    ---------

Net income (loss) from continuing operations .............         726          787             13,786       (1,710)
Extraordinary loss on refinancing of debt,
  net of taxes ...........................................          --           --                 --          514
                                                             ---------    ---------          ---------    ---------
Net income (loss) ........................................   $     726    $     787          $  13,786    $  (2,224)
                                                             =========    =========          =========    =========


Income (loss) from continuing operations
per common share:
  Basic ..................................................   $    0.01    $    0.01          $    0.22    $   (0.03)
  Diluted ................................................   $    0.01    $    0.01          $    0.20    $   (0.03)
Income (loss) per common share:
  Basic ..................................................   $    0.01    $    0.01          $    0.22    $   (0.03)
  Diluted ................................................   $    0.01    $    0.01          $    0.20    $   (0.03)
Weighted average common shares
outstanding:
  Basic ..................................................      62,484       64,081             61,336       63,752
  Diluted ................................................      69,327       70,640             68,552       63,752

     The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           For Nine Months Ended
  (dollars in thousands)                                                September 30,  September 30,
                                                                            1997           1998
                                                                        -------------  -------------
Net income (loss) ...................................................   $  13,786      $  (2,224)
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization .....................................      21,117         29,261
  Extraordinary loss on refinancing of debt .........................          --            792
  Gain on marketable securities .....................................          --           (208)
  Restructuring provision ...........................................          --          5,029
  Change in assets and liabilities:
    Trade accounts receivable .......................................     (32,440)        (9,843)
    Other assets ....................................................      (6,150)        (4,037)
    Trade accounts payable ..........................................       2,750         (6,424)
    Other liabilities ...............................................       7,290          1,364
                                                                        ---------      ---------
         Net cash provided by operating activities ..................       6,353         13,710
                                                                        ---------      ---------
  Cash flows from investing activities:
     Purchases of property and equipment ............................     (62,569)       (32,456)
     Proceeds from sale-leasebacks of facilities ....................          --          9,397
     Acquisition of businesses, net of cash acquired ................     (35,017)        (2,406)
     Acquisition of minority interest ...............................          --           (628)
     Sale of marketable securities ..................................          --            257
     Changes in other assets, net ...................................        (127)          (438)
                                                                        ---------      ---------
         Net cash used in investing activities ......................     (97,713)       (26,274)
                                                                        ---------      ---------
  Cash flows from financing activities:
     Borrowings on note payable .....................................      77,060         15,504
     Repayments of note payable .....................................     (68,440)        (2,866)
     Borrowings on long-term debt ...................................      96,862        126,533
     Repayment of long-term debt and capitalized lease obligations ..     (14,913)      (135,797)
     State incentive credits received ...............................         900             --
     Capital contribution from subsidiary shareholder ...............          --          1,400
     Sale of stock of subsidiaries ..................................          --          6,541
     Common stock issued for option exercises and other .............         227             (7)
                                                                        ---------      ---------
         Net cash provided by financing activities ..................      91,696         11,308
                                                                        ---------      ---------

Effect of exchange rates on cash ....................................      (2,545)          (544)
                                                                        ---------      ---------

         Net decrease in cash .......................................      (2,209)        (1,800)
Cash and cash equivalents, beginning of period ......................      25,710         24,285
                                                                        ---------      ---------
Cash and cash equivalents, end of period ............................   $  23,501      $  22,485
                                                                        =========      =========

Supplemental schedule of non-cash financing and investing activities:
The Company issued approximately 2,100,000 and 41,000 shares of the Company's common stock in connection with acquisitions in the first nine months of 1997 and 1998, respectively.
The accompanying notes are an integral part of the consolidated condensed financial statements.

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

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Notes are redeemable, at the Company's option, in whole or in part from time to time on or after March 15, 2002. If redeemed during the twelve-month period commencing on March 15 of the year set forth below, the redemption prices are as follows, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

            Year                                            Percentage
            ----                                            ----------

            2002      ................................        104.625%
            2003      ................................        103.083%
            2004      ................................        101.542%
            2005 and thereafter  .....................        100.000%

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

In connection with the repayment of the amounts due under the existing Credit Facility from the proceeds of the Notes, the Company also reached an agreement with a syndicate of commercial banks to amend the Company's existing Credit Facility to limit borrowings under the Credit Facility to an amount based upon a percentage of the Company's eligible domestic accounts receivable, as defined, up to $75 million. Certain of the financial covenants and restrictions were amended and the Company's eligible domestic accounts receivable were pledged as security. As a result of the amendment the Company recognized an extraordinary charge of $514,000, net of tax, to write off the deferred costs of the original Credit Agreement. Additionally, in the second and third quarters of 1998, the Company sought and obtained certain modifications to the Credit Facility to permit continued availability of borrowing under such facility. In connection with the modification in the third quarter the total Credit Facility was reduced to $50 million.

5.   EMPLOYEE STOCK PURCHASE PLAN:

During the first quarter of 1998, the Company implemented an Employee Stock Purchase Plan ("ESPP" or the "Plan"). The Plan enables eligible employees to purchase the Company's stock at 85% of the current market value on a quarterly basis.

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.   ACCOUNTING PRONOUNCEMENT:

Statement of Financial Accounting Standard ("SFAS") 130, Reporting Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard also requires disclosure of the total of comprehensive income
(loss) in interim  financial  statements.  The  Company's  comprehensive  income
(loss) was $(2,226) and $3,871 for the three month periods ended September 30, 1997 and 1998, respectively, and $6,382 and $(158) for the nine month periods ended September 30, 1997 and 1998, respectively. The difference between the Company's reported net income (loss) and comprehensive income (loss) for those periods is primarily due to the change in the currency exchange adjustment. The accumulated other comprehensive income included in the Company's Consolidated Condensed Balance Sheet at December 31, 1997 and September 30, 1998 is primarily the accumulated currency exchange adjustment.

7.   RESTRUCTURING:

In the fourth quarter of 1997, the Company recorded a $15.7 million charge for restructuring expenses. Included in that charge were severance and other costs of $3.6 million, of which $3.4 million was recorded as a liability at December 31, 1997, as well as $1.1 million of liabilities related to losses on contractual obligations. In the second quarter of 1998, the Company recorded a $6.6 million charge for restructuring expenses primarily related to its European operations. Included in that charge were $6.4 million of costs related to termination benefits for approximately 250 employees. The restructuring expenses also included $0.2 million for the cost of excess leased facilities. The amount of actual termination benefits paid and actual losses charged against the liabilities for contractual obligations during the nine months ended September 30, 1998 was approximately $2.9 million and $.6 million, respectively.

8.   SHAREHOLDER RIGHTS PLAN:

In August 1998, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") that provides for the issuance of preferred share purchase rights that expire in August, 2008. The rights generally will be exercisable and transferable apart from the common stock only after the tenth day following public disclosure that a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of common stock (thereby becoming an "Acquiring Person"). The rights will also be exercisable on such date as the Board of Directors determines after the commencement or announcement of a tender or exchange offer by a person or group for 20% or more of the outstanding shares of common stock.

If any person or group of affiliated or associated persons acquires 20% or more of the outstanding shares of common stock and the Company's redemption right has expired, each holder of a right (except those held by the Acquiring Person) will have the right to purchase shares of the Company's common stock (or in certain circumstances, share of preferred stock or similar securities of the Company) having a value equal to two times the exercise price of the right. Alternatively, if, in a transaction not approved by the Board of Directors, the Company is acquired in a merger or other business combination or 50% or more of its assets or earnings power are sold, and the Company's redemption right has expired, each holder of a right will have the right to purchase that number of shares of common stock of the acquiring company having the market value of two times the exercise price of the right. The rights may not be exercisable while they are redeemable. The rights, which have a $30 exercise price, are redeemable by the Company at a price of $.001 per right at any time until up to and including the 10th day after the time that a person or group has become an Acquiring Person.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Notes are guaranteed, on a full, unconditional and joint and several basis, by all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of December 31, 1997 and September 30, 1998, and for the three and nine months ended, September 30, 1997 and 1998 of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and

     (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                                       Condensed Consolidating Balance Sheet
                                                 December 31, 1997
                                                  (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................   $  11,514   $   2,075   $  10,696     $      --      $  24,285
  Trade accounts receivable, net ...............      21,832      22,167      65,313        (1,615)       107,697
  Marketable securities ........................         159          --          --            --            159
  Prepaid expenses and other
     current assets ............................       6,523         264       9,830            --         16,617
                                                   ---------   ---------   ---------     ---------      ---------
     Total current assets ......................      40,028      24,506      85,839        (1,615)       148,758
Property and equipment, net ....................      37,585      24,251      58,764            --        120,600
Deferred income taxes ..........................      11,070          --          44            --         11,114
Goodwill, net ..................................       1,627      21,926      70,828            --         94,381
Other assets ...................................       7,532         121       3,374            --         11,027
Investments in subsidiaries ....................     180,112      94,999          --      (275,111)            --
Notes receivable, intercompany .................          --      22,203          --       (22,203)            --
                                                   ---------   ---------   ---------     ---------      ---------
     Total assets ..............................   $ 277,954   $ 188,006   $ 218,849     $(298,929)     $ 385,880
                                                   =========   =========   =========     =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable ................................   $      --   $      --   $  14,376     $      --      $  14,376
  Current portion of long-term debt ............       2,026          --       8,767            --         10,793
  Current portion of capitalized
    lease obligations ..........................         308          98       4,528            --          4,934
  Trade accounts payable .......................       2,841       1,202      24,894        (1,615)        27,322
  Accrued expenses and other
     current liabilities .......................      11,168       6,210      34,410            --         51,788
                                                   ---------   ---------   ---------     ---------      ---------
     Total current liabilities .................      16,343       7,510      86,975        (1,615)       109,213
  Long-term debt, excluding
     current portion ...........................     101,488          --       1,017            --        102,505
  Capitalized lease obligations,
     excluding current portion .................         328         140      12,515            --         12,983
  Notes payable, intercompany and other ........          --         244      21,959       (22,203)            --
  Deferred compensation ........................       1,407          --          --            --          1,407
  Minority interest ............................          --          --       1,384            --          1,384
  Stockholders' equity .........................     158,388     180,112      94,999      (275,111)       158,388
                                                   ---------   ---------   ---------     ---------      ---------
Total liabilities and
     stockholders' equity ......................   $ 277,954   $ 188,006   $ 218,849     $(298,929)     $ 385,880
                                                   =========   =========   =========     =========      =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      Condensed Consolidating Balance Sheet
                               September 30, 1998
                                 (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ...................... $   6,401   $   3,165    $  12,919    $      --       $  22,485
  Trade accounts receivable, net .................    30,950      28,032       69,408       (8,485)        119,905
  Prepaid expenses and other current assets ......     4,785         (65)      14,108           --          18,828
                                                   ---------   ---------    ---------    ---------       ---------
     Total current assets ........................    42,136      31,132       96,435       (8,485)        161,218

Property and equipment, net ......................    26,709      24,700       66,563           --         117,972
Deferred income taxes ............................     8,995        (244)       5,416           --          14,167
Goodwill, net ....................................     1,560      21,247       71,637           --          94,444
Other assets .....................................    10,706          81        2,973           --          13,760
Investments in subsidiaries ......................   185,722      86,224           --     (271,946)             --
Notes receivable, intercompany ...................        --      30,857           --      (30,857)             --
                                                   ---------   ---------    ---------    ---------       ---------
     Total assets ................................ $ 275,828   $ 193,997    $ 243,024    $(311,288)      $ 401,561
                                                   =========   =========    =========    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable .................................. $      --   $      --    $  27,872    $      --       $  27,872
  Current portion of long-term debt ..............     2,056          --        1,334           --           3,390
  Current portion of capitalized lease
     obligations .................................       315          98        2,430           --           2,843
  Trade accounts payable .........................     2,267       1,670       25,725       (8,485)         21,177
  Accrued expenses and other current liabilities .     8,156       6,440       42,180           --          56,776
                                                   ---------   ---------    ---------    ---------       ---------
     Total current liabilities ...................    12,794       8,208       99,541       (8,485)        112,058

Long-term debt, excluding current portion ........   100,496          --        4,529           --         105,025
Capitalized lease obligations, excluding current
  portion ........................................        93          67       10,939           --          11,099
Notes payable, intercompany ......................        --          --       30,857      (30,857)             --
Deferred compensation ............................     1,645          --           --           --           1,645

Minority interest ................................        --          --       10,934           --          10,934

Stockholders' equity .............................   160,800     185,722       86,224     (271,946)        160,800
                                                   ---------   ---------    ---------    ---------       ---------
     Total liabilities and stockholders' equity .. $ 275,828   $ 193,997    $ 243,024    $(311,288)      $ 401,561
                                                   =========   =========    =========    =========       =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               Condensed Consolidating Statement of Income (Loss)
                  For the three months ended September 30, 1997
                                 (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------
Revenues                                           $  28,487   $  34,465    $  57,296     $        --    $   120,248
                                                   ---------   ---------    ---------     -----------    -----------
Operating expenses:
  Cost of services .............................      14,517      18,833       34,563              --         67,913
  Selling, general and
     administrative expenses ...................      14,475      12,867       22,129              --         49,471
                                                   ---------   ---------    ---------     -----------    -----------
  Total operating expenses .....................      28,992      31,700       56,692              --        117,384
                                                   ---------   ---------    ---------     -----------    -----------
  Operating income (loss) ......................        (505)      2,765          604              --          2,864
                                                   ---------   ---------    ---------     -----------    -----------
Other income (expense):
  Equity in earnings (losses) of
     subsidiaries, net of tax ..................       1,310        (493)          --            (817)            --
  Intercompany charges .........................         409         347         (756)             --             --
  Interest expense, net ........................        (947)       (294)        (271)             --         (1,512)
  Other income (expense) .......................         155         (35)           3              --            123
                                                   ---------   ---------    ---------     -----------    -----------
Total other income (expense) ...................         927        (475)      (1,024)           (817)        (1,389)
                                                   ---------   ---------    ---------     -----------    -----------
Income (loss) before income
     taxes and minority interest ...............         422       2,290         (420)           (817)         1,475

Income tax expense (benefit) ...................        (304)        980           63              --            739

Minority interest ..............................          --          --           10              --             10
                                                   ---------   ---------    ---------     -----------    -----------
     Net income (loss) .........................   $     726   $   1,310    $    (493)    $      (817)   $       726
                                                   =========   =========    =========     ===========    ===========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               Condensed Consolidating Statement of Income (Loss)
                  For the three months ended September 30, 1998
                                 (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------

Revenues ...................................       $  32,921    $  46,295    $  67,539     $      --      $ 146,755
                                                   ---------    ---------    ---------     ---------      ---------
Operating expenses:
  Cost of services .........................          17,793       25,306       39,537            --         82,636
  Selling, general and
     administrative expenses ...............          16,656       15,281       27,108            --         59,045
                                                   ---------    ---------    ---------     ---------      ---------
     Total operating expenses ..............          34,449       40,587       66,645            --        141,681
                                                   ---------    ---------    ---------     ---------      ---------
  Operating income .........................          (1,528)       5,708          894            --          5,074
                                                   ---------    ---------    ---------     ---------      ---------
Other income (expense):
  Equity in earnings (losses)
     of subsidiaries, net of tax ...........           3,255         (704)          --        (2,551)            --
  Intercompany charges .....................              82          503         (585)           --             --
  Interest expense, net ....................          (2,362)        (120)        (975)           --         (3,457)
  Other income (expense) ...................            (173)           1          191            --             19
                                                   ---------    ---------    ---------     ---------      ---------
     Total other income (expense)...........             802         (320)      (1,369)       (2,551)        (3,438)
                                                   ---------    ---------    ---------     ---------      ---------
Income (loss) before income
     taxes and minority interest ...........            (726)       5,388         (475)       (2,551)         1,636

Income tax expense (benefit) ...............          (1,513)       2,133          216            --            836

Minority interest ..........................              --           --           13            --             13
                                                   ---------    ---------    ---------     ---------      ---------
     Net income (loss) .....................       $     787    $   3,255    $    (704)    $  (2,551)     $     787
                                                   =========    =========    =========     =========      =========

                        SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                   Condensed Consolidating Statement of Income
                  For the nine months ended September 30, 1997
                                 (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------

Revenues ....................................      $  83,365   $  95,231    $ 171,179     $      --      $ 349,775
                                                   ---------   ---------    ---------     ---------      ---------
Operating expenses:
  Cost of services ..........................         43,293      50,385       97,698            --        191,376
  Selling, general and
      administrative expenses ...............         38,223      33,736       61,054            --        133,013
                                                   ---------   ---------    ---------     ---------      ---------
  Total operating expenses ..................         81,516      84,121      158,752            --        324,389
                                                   ---------   ---------    ---------     ---------      ---------
  Operating income ..........................          1,849      11,110       12,427            --         25,386
                                                   ---------   ---------    ---------     ---------      ---------
Other income (expense):
  Equity in earning (losses) of
     subsidiaries, net of taxes .............         12,757       5,660           --       (18,417)            --
  Intercompany charges ......................            576         944       (1,520)           --             --
  Interest income (expense), net ............           (894)       (860)      (1,445)           --         (3,199)
  Other income (expense) ....................             94         (35)           3            --             62
                                                   ---------   ---------    ---------     ---------      ---------
    Total other income (expense) ............         12,533       5,709       (2,962)      (18,417)        (3,137)
                                                   ---------   ---------    ---------     ---------      ---------
Income (loss) before income
     taxes and minority interest ............         14,382      16,819        9,465       (18,417)        22,249

Income tax expense ..........................            596       4,062        3,719            --          8,377

Minority interest ...........................                         --           86            --             86
                                                   ---------   ---------    ---------     ---------      ---------
     Net income .............................      $  13,786   $  12,757    $   5,660     $ (18,417)     $  13,786
                                                   =========   =========    =========     =========      =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               Condensed Consolidating Statement of Income (Loss)
                  For the nine months ended September 30, 1998
                                 (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------
Revenues .....................................     $ 103,252   $ 133,111    $ 195,447     $      --      $ 431,810
                                                   ---------   ---------    ---------     ---------      ---------
Operating expenses:
  Cost of services ...........................        54,685      73,653      114,703            --        243,041
  Selling, general and
     administrative expenses .................        48,978      45,337       80,498            --        174,813
  Restructuring expenses .....................            --          --        6,607            --          6,607
                                                   ---------   ---------    ---------     ---------      ---------
     Total operating expenses ................       103,663     118,990      201,808            --        424,461
                                                   ---------   ---------    ---------     ---------      ---------
     Operating income (loss) .................          (411)     14,121      (6,361)            --          7,349
                                                   ---------   ---------   ---------      ---------      ---------
Other income (expense):
  Equity in earnings (losses)
     of subsidiaries, net of tax .............         1,925      (7,578)         --         5,653              --
  Intercompany charges .......................           203       1,379      (1,582)           --              --
  Interest expense, net ......................        (5,942)       (880)     (2,600)           --          (9,422)
  Other income (expense) .....................            (5)         --         193            --             188
                                                   ---------   ---------   ---------     ---------       ---------
     Total other income (expense) ............        (3,819)     (7,079)     (3,989)        5,653          (9,234)
                                                   ---------   ---------   ---------     ---------       ---------
Income (loss) before income
     taxes and minority interest .............        (4,230)      7,042     (10,350)        5,653          (1,885)

Income tax expense (benefit) .................        (2,520)      5,117      (2,522)           --              75

Minority interest ............................            --          --        (250)           --            (250)
                                                   ---------   ---------   ---------     ---------       ---------
     Net income (loss) from
       continuing operations .................        (1,710)      1,925      (7,578)        5,653          (1,710)

Extraordinary loss on
     refinancing of debt, net of taxes .......           514          --          --            --             514
                                                   ---------   ---------   ---------     ---------       ---------
     Net income (loss) .......................     $  (2,224)  $   1,925   $  (7,578)        5,653          (2,224)
                                                   =========   =========   =========     =========       =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 Condensed Consolidating Statement of Cash Flows
                  For the nine months ended September 30, 1997
                                 (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------
Net cash provided by (used in)
     operating activities ......................   $  6,891    $ (7,377)    $  6,839      $     --       $  6,353
                                                   --------    --------     --------      --------       --------
Cash flows from investing activities:
  Investments in subsidiaries ..................    (54,539)    (36,764)          --        91,303             --
  Purchases of property and equipment ..........    (25,403)    (10,591)     (26,575)           --        (62,569)
  Acquisitions of businesses,
     net of cash acquired ......................    (19,921)         --      (15,096)           --        (35,017)
  Changes in other assets ......................         --          --         (127)           --           (127)
                                                   --------    --------     --------      --------       --------
  Net cash used in investing
     activities ................................    (99,863)    (47,355)     (41,798)       91,303        (97,713)
                                                   --------    --------     --------      --------       --------
Cash flows from financing activities:
  Borrowings on notes payable ..................     68,291          --        8,769            --         77,060
  Repayments of notes payable ..................    (68,291)         --         (149)           --        (68,440)
  Borrowings on long-term debt .................     92,483          --        4,379            --         96,862
  Repayment of long-term debt
     and capital lease obligations .............    (14,549)         --         (364)           --        (14,913)
  Net capital contribution
     from parent ...............................         --      54,539       36,764       (91,303)            --
  State incentive credits received .............        900          --           --            --            900
  Common stock issued for
     option exercises ..........................        227          --           --            --            227
                                                   --------    --------     --------      --------       --------
Net cash provided by financing activities ......     79,061      54,539       49,399       (91,303)        91,696
                                                   --------    --------     --------      --------       --------
Effect of exchange rates on cash ...............         --          --       (2,545)           --         (2,545)
                                                   --------    --------     --------      --------       --------
Net increase (decrease) in cash ................    (13,911)       (193)      11,895            --         (2,209)

Cash and cash equivalents,
     beginning of period .......................     13,302       1,859       10,549            --         25,710
                                                   --------    --------     --------      --------       --------
Cash and equivalents, end of period ............   $   (609)   $  1,666     $ 22,444      $     --       $ 23,501
                                                   ========    ========     ========      ========       ========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 Condensed Consolidating Statement of Cash Flows
                  For the nine months ended September 30, 1998
                                 (in thousands)

                                                               Guarantor    Nonguarantor
                                                    Parent    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    ------    ------------  ------------  ------------  ------------
Net cash provided by (used in)
     operating activities ......................   $  (7,627)  $  18,205    $   3,132     $      --      $  13,710
                                                   ---------   ---------    ---------     ---------      ---------
Cash flows from investing activities:
  Investments in subsidiaries ..................       6,692      (6,637)          --           (55)            --
  Dividend on common stock .....................          --      10,000           --       (10,000)            --
  Purchases of property and equipment ..........      (9,302)     (6,489)     (16,665)           --        (32,456)
  Proceeds from sale-lease
     backs of facility .........................       9,397          --           --                        9,397
  Acquisition of subsidiary ....................          --          --       (2,406)           --         (2,406)
  Acquisition of minority interest .............          --          --         (628)           --           (628)
  Sale of marketable securities ................         257          --           --            --            257
  Changes in other assets ......................          --          --         (438)           --           (438)
                                                   ---------   ---------    ---------     ---------      ---------
Net cash provided by (used in)
     investing activities ......................       7,044      (3,126)     (20,137)      (10,055)       (26,274)
                                                   ---------   ---------    ---------     ---------      ---------
Cash flows from financing activities:
  Borrowings on notes payable ..................          --          --       15,504            --         15,504
  Repayments of notes payable ..................          --          --       (2,866)           --         (2,866)
  Borrowings on long-term debt .................     124,383          --        2,150            --        126,533
  Repayment of long-term debt
     and capital lease obligations .............    (128,906)         --       (6,891)           --       (135,797)
  Net capital contribution from parent .........          --      (6,692)       6,637            55             --
  Net borrowings and payments
     on note to parent .........................          --      (7,297)       7,297            --             --
  Dividend on common stock .....................          --          --      (10,000)       10,000             --
  Capital  contribution from
    subsidiary shareholder .....................          --          --        1,400            --          1,400
  Sale of stock of subsidiaries ................          --          --        6,541            --          6,541
  Common stock issued for
    option exercises and other .................          (7)         --           --            --             (7)
                                                   ---------   ---------    ---------     ---------      ---------
Net cash provided by (used in)
     financing activities ......................      (4,530)    (13,989)      19,772        10,055         11,308
                                                   ---------   ---------    ---------     ---------      ---------
  Effect of exchange rates on cash .............          --          --         (544)           --           (544)
                                                   ---------   ---------    ---------     ---------      ---------
Net increase (decrease) in cash ................      (5,113)      1,090        2,223            --         (1,800)

Cash and cash equivalents,
     beginning of period .......................      11,514       2,075       10,696            --         24,285
                                                   ---------   ---------    ---------     ---------      ---------
Cash and equivalents, end of period ............   $   6,401   $   3,165    $  12,919     $      --      $  22,485
                                                   =========   =========    =========     =========      =========

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

                                          Three Months Ended September 30,              Nine Months Ended September 30,
                                             1997                  1998                   1997               1998 (1)
                                             ----                  ----                   ----               --------
Revenues...........................    $  120,248    100%   $  146,755    100%   $  349,775    100%   $  431,810    100%
                                       ------------------   ------------------   ------------------   ------------------
Operating expenses:
   Cost of services................        67,913   56.5%       82,636   56.3%      191,376   54.7%      243,041   56.3%
   Selling, general, and
   administrative expenses.........        49,471   41.1%       59,045   40.2%      133,013   38.0%      174,813   40.5%
   Restructuring  expenses ........            --    0.0%           --    0.0%           --    0.0%        6,607    1.5%
                                       ------------------   ------------------   ------------------   ------------------
        Total operating expenses ..       117,384   97.6%      141,681   96.5%      324,389   92.7%      424,461   98.3%
                                       ------------------   ------------------   ------------------   ------------------
        Operating income...........         2,864    2.4%        5,074    3.5%       25,386    7.3%        7,349    1.7%

Interest expense, net..............        (1,512)  (1.2)%      (3,457)  (2.4%)      (3,199)  (0.9)%      (9,422)  (2.2)%
Other income.......................           123    0.0%           19    0.0%           62    0.0%          188    0.0%
                                       ------------------   ------------------   ------------------   ------------------
Income (loss) before income
  taxes and minority interest .....         1,475    1.2%        1,636    1.1%       22,249    6.4%       (1,885)  (0.4)%

Income tax expense ................           739    0.6%          836    0.6%        8,377    2.4%           75    0.0%
Minority interest .................            10    0.0%           13    0.0%           86    0.0%         (250)  (0.1)%
                                       ------------------   ------------------   ------------------   ------------------

Net income (loss) from
  continuing operations ...........           726    0.6%          787    0.5%       13,786    3.9%       (1,710)  (0.4%)
Extraordinary loss on
  refinancing of debt, net of
  taxes ...........................            --    0.0%           --    0.0%           --    0.0%          514    0.1%
                                       ------------------   ------------------   ------------------   ------------------
Net income (loss)..................    $      726    0.6%   $      787    0.5%   $   13,786    3.9%   $   (2,224)  (0.5%)
                                       ==================   ==================   ==================   ==================

(1) Includes non-recurring restructuring expenses. Excluding those expenses, operating income, net income from continuing operations, and basic and diluted income per share were $14.0 million, $2.8 million, and $0.04 respectively for the nine month period ended September 30, 1998.

                       SITEL CORPORATION AND SUBSIDIARIES

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

Revenues:

Revenues increased $26.5 million, or 22.0%, to $146.8 million in the three months ended September 30, 1998 from $120.2 million in the three months ended September 30, 1997. Of this increase, $20.0 million was attributable to services initiated for new clients and $6.5 million was attributable to revenues from businesses acquired under the purchase method of accounting. Revenues from North American operations represented approximately 56% of total revenues in the three months ended September 30, 1998, revenues from European operations represented approximately 35%, revenues from Asia Pacific operations represented approximately 6% and revenues from Latin America operations represented approximately 3%.

Cost of Services:

Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities. Cost of services increased $14.7 million, or 21.7%, to $82.6 million in the three months ended September 30, 1998 from $67.9 million in the three months ended September 30, 1997. As a percentage of revenues, cost of services decreased to 56.3% in the third quarter of 1998 from 56.5% in the third quarter of 1997. The decrease in cost of services as a percentage of revenues was primarily attributable to decreases in Latin America and Asia Pacific operations, which were sufficient to offset increases in costs of services as a percentage of revenue in European and North American operations. The increase in European operations was attributable to lower utilization of labor resources in Europe, which costs were incurred in anticipation of higher teleservicing campaign revenues, which did not materialize. The increase in the North America operations was attributable to an increasing percentage of revenues being realized from lower gross margin sectors of the Company's industry focused teleservicing activities, primarily the financial and insurance industries.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, facilities expenses, depreciation and amortization, maintenance, sales and marketing activities, and client support services. Selling, general and administrative expenses increased $9.6 million, or 19.4%, to $59.0 million in the three months ended September 30, 1998 from $49.5 million in the three months ended September 30, 1997. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses decreased to 40.2% in the third quarter of 1998 from 41.1% in the third quarter of 1997. This decrease was primarily due to higher than normal costs associated with start up operations in Asia Pacific in 1997.

Operating Income:

Operating income increased to $5.1 million in the three months ended September 30, 1998 from $2.9 million in the three months ended September 30, 1997. This increase was primarily due to the decreases in both cost of services and selling, general and administrative expenses as a percentage of revenues as noted above.

Interest Expense, Net:

Interest expense, net of interest income, increased to $3.5 million in the three months ended September 30, 1998 from $1.5 million in the three months ended September 30, 1997. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

Income Tax Expense:

Income tax expense for the three months ended September 30, 1998 was $0.8 million compared to $0.7 million in the three months ended September 30, 1997. The income tax expense as a percent of income before income taxes and minority interest increased to 51.1% in the three months ended September 30, 1998 from 50.1% in the three months ended September 30, 1997. The difference between the Company's income tax expense and that which would be calculated using the statutory Federal income tax rate of 34% on income is primarily due to non-deductible business acquisition expenses and international, state and local income taxes.

Net Income:

For the reasons discussed above, net income increased to $0.8 million in the three months ended September 30, 1998 from $0.7 million in the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

Revenues:

Revenues increased $82.0 million, or 23.5%, to $431.8 million in the nine months ended September 30, 1998 from $349.8 million in the nine months ended September 30, 1997. Of this increase, $65.6 million was attributable to services initiated for new clients and increased revenues from existing clients and $16.4 million was attributable to revenues from businesses acquired under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates. Revenues from North American operations represented approximately 58% of total revenue in the nine months ended September 30, 1998, revenues from European operation represented
approximately   34%,   revenues   from  Asia  Pacific   operations   represented
approximately 5% and revenues from Latin America operations represented approximately 3%.

Cost of Services:

Cost of services increased $51.7 million, or 27.0%, to $243.0 million in the nine months ended September 30, 1998 from $191.4 million in the nine months ended September 30, 1997. As a percentage of revenues, cost of services increased to 56.3% in the first nine months of 1998 from 54.7% in the first nine months of 1997. The overall increase in cost of services was primarily attributable to lower utilization of labor resources in Europe, which costs were incurred in anticipation of higher teleservicing campaign revenues, which did not materialize. The increase also relates to lower margins in the North America region caused by an increasing percentage of revenues being realized from lower gross margin sectors of the Company's industry focused teleservicing activities, primarily the financial and insurance industries.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased $41.8 million, or 31.4%, to $174.8 million in the nine months ended September 30, 1998 from $133.0 million in the nine months ended September 30, 1997. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses increased to 40.5% in the first nine months of 1998 from 38.0% in the first nine months of 1997. This increase was primarily due to lower than anticipated revenues from European operations and costs associated with start up operations in Asia Pacific and Latin America.

Restructuring Expense:

The Company recorded non-recurring restructuring expenses of $6.6 million in the second quarter of 1998. The restructuring expenses primarily represent expenses associated with severance arrangements. The charge was driven by two principal factors, a lower level of campaign business, which historically has represented a large portion of the Company's business in Europe, and the need to reposition the Company's infrastructure for increasing amounts of outsourcing business.

Operating Income:

Operating income decreased to $7.3 million in the nine months ended September 30, 1998 from $25.4 million in the nine months ended September 30, 1997. This decrease was primarily due to the restructuring expenses and the increase in both cost of services and selling, general and administrative expenses as a percentage of revenue as noted above. Excluding the restructuring expense, operating income was $14.0 million for the nine months ended September 30, 1998.

Interest Expense, Net:

Interest expense, net of interest income, increased to $9.4 million of interest expense in the nine months ended September 30, 1998 from $3.2 million of interest expense in the nine months ended September 30, 1997. This increase was primarily due to increased borrowings utilized to support the Company's growth, including acquisitions.

Income Tax Expense:

Income tax expense decreased to $0.1 million in the nine months ended September 30, 1998 compared to $8.4 million in the nine months ended September 30, 1997. Excluding the restructuring expenses, income tax expense was $2.1 million for the nine months ended September 30, 1998. The income tax expense as a percent of income before income taxes and minority interest, excluding restructuring expenses and related tax effects, increased to 45.0% in the nine months ended September 30, 1998 from 37.7% in the nine months ended September 30, 1997 primarily due to the impact of nondeductible expenses associated with acquisitions combined with lower operating income.

Net Income (Loss) From Continuing Operations and Net Income (Loss):

For the reasons discussed above, net income (loss) from continuing operations decreased to a $1.7 million loss in the nine months ended September 30, 1998 from $13.8 million of income in the nine months ended September 30, 1997. After the extraordinary loss on refinancing of debt, net income (loss) decreased to a $2.2 million loss in the nine months ended September 30, 1998. Excluding the restructuring expenses and the related tax effects, net income from continuing operations and net income for the nine months ended September 30, 1998, was $2.8 million and $2.3 million, respectively.

Liquidity and Capital Resources:

Cash provided by operating activities was approximately $13.7 million during the nine month period ended September 30, 1998. This was primarily the result of noncash charges partially offset by increases in accounts receivable and other assets and a decrease in accounts payable. The Company anticipates that the accounts receivable will continue to grow, using working capital, as the Company continues to grow. Cash used in investing activities in the nine months ended September 30, 1998 of approximately $26.3 million was primarily related to capital expenditures partially offset by the proceeds from sale-leasebacks of facilities. Cash provided by financing activities in the nine months ended September 30, 1998 of approximately $11.3 million primarily related to borrowings on the Company's notes payable and the sale of stock of subsidiaries. During the nine months ended September 30, 1998, the Company also completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006. The proceeds from the offering were used to repay borrowings outstanding under the Company's long term revolving credit facility.

At September 30, 1998, the Company had unused lines of credit totaling approximately $43.1 million. In the second and third quarter, the Company sought and obtained certain modifications to its existing credit facility to permit continued availability of borrowing under such facility. The Company believes that funds generated from operations, existing cash and the funds available under the credit facility, as modified, will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future.

Year 2000 Issue

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software and embedded system failures. Specifically, computational errors and system failures are a known risk with respect to dates after December 31, 1999. The Company has established a central Y2K compliance office that reports directly to the Chief Technical Officer. Each of the Company's operating units have also designated IT personnel to address the issues that the unit faces and to report to the central Y2K compliance office. The Company has implemented a system which allows it to track all IT and non-IT systems and facility functions for compliance with industry Y2K standards. This tracking system allows the Company to monitor and track each functional point as a single item grouped by how critical the item is in the Company's ability to perform its daily functions. Based on the output from these data and an analysis of the system reports, the Company believes that all functional points which are critical to the Company's functions have been identified and assessed. Further, the Company has developed a remediation plan for each item in this critical list. Part of the Company's remediation strategy is in concert with its efforts to develop new and innovative systems for its internal operations.

IT issues - The Company is moving all of its IT systems into a state of readiness for the year 2000. The Company believes that it is making satisfactory progress to ensure that it will be ready with all critical IT systems by the end of June 1999. The functional points that are defined as critical IT issues include internal and external computer systems for revenue generating applications. The Company has developed a strategy for its mission critical internal systems designed to have every functional point year 2000 compliant by the end of June 1999. These internal systems represent approximately 28% of the overall effort in the IT applications area. The remaining 72% of the overall effort in the IT area is in the interface and integration of external client and vendor application systems. The Company has implemented a three-step process of contacting significant vendors and clients to request information about the status of their Y2K compliance efforts. In addition to communicating with significant vendors, the Company is testing certain critical vendor application systems for Y2K compliance and expects to document its contingency plans for those systems by January 1, 1999. In addition to communicating with significant clients, the Company's strategy to deal with non-compliant external client customer data is a windowing technique which will enable such data to be used by the Company's systems.

Non IT issues (facilities) - Non-IT issues, with few exceptions, have been classified into a non-critical category. The few exceptions include dial tone for the Company's telephony and power from the Company's energy providers. The Company has included these functional points in the critical category for purposes of scheduling. Based on communications with providers of these services, the Company believes that these services will not be interrupted by Year 2000 failures. The Company's contingency plan for the loss of power includes generator systems in the Company's major facilities. The Company's contingency plan for loss of dial tone includes the distribution of network services across several providers. This will allow the Company to minimally maintain its service levels in the event of a failure. The Company believes that it is making satisfactory progress to ensure that all facility related issues that are material to operations will be compliant by the end of June 1999.

Phases - The Company is employing a four-phase, nine-process step Project Methodology that covers each aspect of Y2K compliance. The four phases are:

     *    Phase 1           Assessment
     *    Phase 2           Remediation
     *    Phase 3           Verification and Testing
     *    Phase 4           Implementation

Each process step is necessary within the framework and provides clear management checkpoints for gauging the progress of activity during execution of the project plan. The following table outlines the phases and process steps:

                           Phase 1      Phase 2       Phase 3         Phase 4
                                                   Verification/
Process Steps            Assessment   Remediation     Testing     Implementation
--------------------------------------------------------------------------------
1.  Recognition/Awareness     X            X             X               X
2.  Inventory                 X
3.  Evaluation                X
4.  Determination             X
5.  Remediation                            X
6.  Re-engineering                         X
7.  Multi-level testing       X            X             X               X
8.  Implementation                                                       X
9.  Post-implementation                                                  X

The  Company  has  clearly  defined  each of the  process  steps in the  Project
Methodology. The Recognition/Awareness step included communication of the Y2K issues and their importance throughout the Company. The Inventory step included the identification and cataloging of each item that must be verified for compliance with Y2K processing. The Evaluation step involves the evaluation and categorization of the critical nature of each item based on established criteria. The Determination step includes making informed management decisions regarding the strategy to be taken for each individual item. The Remediation step involves repair of all components of a process that could improperly process dates. The Re-engineering step consists of rewriting and/or replacing whole units of software code. The Multi-level testing step involves the development of detailed testing criteria and the implementation of those testing plans. The Implementation step involves the coordination of the release of applications/systems into the live systems environment. The Post-implementation step will include the on-going monitoring of applications/systems that have been repaired and placed into the live systems environment.

The Company has completed the Recognition /Awareness and Inventory process steps and nearly completed the Evaluation process step. Approximately 30% of the items that the Company believes it needs to complete to be Y2K compliant are in process steps within Phase 2 - Remediation, and a small number of items are in Phase's 3 and 4.

Costs of Y2K Compliance - The Company currently estimates that the costs to become Y2K compliant will approximate $18-22 million. The Company currently anticipates that approximately 50% of these costs will be for hardware and software and the remainder will be primarily internal personnel costs. The Company estimates that it has incurred less than $5 million of these costs through September 30, 1998. The estimated hardware and software costs are included in the Company's definition of Y2K costs in cases where such expenditures have been accelerated in order to address Y2K issues. These are the Company's current cost estimates and it is expected that they may change, perhaps materially.

Risks - There are many risks associated with the Year 2000 issue, including without limitation the possibility that the Company will be unable to receive client phone calls or that the Company will be unable to initiate phone calls on behalf of its clients. Such possibilities could have a material adverse effect on the Company depending on the nature of the cause and the speed with which it could be corrected or an alternative implemented. If the Company's service providers are unable to provide network switching capability, the Company will be unable to perform its revenue-producing activities. If the Company's client customer data does not have Year 2000 compliant dates, additional processing will be required before revenue-producing activities using these data can be performed. If internal systems or vendor application systems fail, the Company will be unable to perform revenue-producing activities until such time as the problem can be isolated and repaired

The Company believes that its critical internal systems and procedures will be ready and tested before the year 2000. The Company believes that its reasonably likely worst case scenarios will revolve around external factors including vendors and clients. Although the Company expects to focus approximately 72% of its efforts in the IT area on this external exposure, the Company has far less control over these issues. It is reasonably likely that not all of the Company's clients will have all of their internal systems year 2000 compliant before January 1, 2000.

The costs of the project and the dates on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, the Company's ability to implement compliance in certain critical areas and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. The severity of problems to be confronted by the Company for partial or complete non-compliance will depend on a variety of factors (such as the nature of the resulting problem and the speed with which it could be corrected or an alternative implemented) which are currently unknown. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of vendors and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Euro

On January 1, 1999, eleven European Union member states will adopt the Euro as their common national currency. Thereafter, until January 1, 2002, (the transition period), either the Euro or a participating country's present currency will be accepted as legal tender. Beginning January 1, 2002, Euro-denominated bills and coins will be issued, and by July 1, 2002, only the Euro will be used. Management is addressing the strategic, financial, and legal issues related to the conversion process and is currently upgrading its business systems to allow for transactions in the Euro at the Company's European facilities. These systems updates are expected to be completed and tested before the end of the year. The Company does not anticipate any material impact to its revenues, expenses or results of operations as a result of the adoption of the Euro.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward-looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," "anticipated," "believes" and similar expressions. The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, dependence on key personnel and control by management, and risks associated with Year 2000 failures (see discussion above under the caption "Year 2000 Issue"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                       SITEL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 5.  Other Information.

         Effective June 29, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934. As amended, Rule 14a-4(c)(1) relates to the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. Under amended Rule 14a-4(c)(1), if the proponent of the proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement (or such other date as is specified by an advance notice provision), management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         The Board of Directors has amended the Company's Bylaws to include advance notice provisions. These advance notice provisions apply to shareholder nominations for director as well as shareholder proposals of business for the annual meeting of shareholders. If these advance notice provisions are not complied with, the shareholder's nomination for director or proposed business cannot be considered at the meeting and therefore the above rule on discretionary voting authority will be inapplicable.

         The Company's advance notice provisions require that the Company be provided notice of shareholder nominations for director and shareholder proposals of business, in accordance with the procedures in the advance notice provisions, for the 1999 annual meeting of shareholders by January 3, 1999 and for subsequent annual meetings of shareholders by at least 120 days prior to the month and day of the prior year's proxy statement. The Bylaws amendment which sets forth these advance notice provisions is included in Exhibit 3.2 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         (1) 3.1 Certificate of Designation of Series A Participating Preferred Stock

             3.2  Amendment to Amended and Restated Bylaws

         (2) 4.1  Rights Agreement

            10.1 Second Amendment dated September 30, 1998 to Credit Agreement

            27  Financial Data Schedule

     ----------------
     (1) Previously filed as Exhibit A to the Rights Agreement described in footnote (2) and incorporated herein by reference.

     (2) Previously filed as Exhibit 1 to Form 8-A filed on August 24, 1998 and incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarter for which this report is filed:

          (1) The Company filed a Form 8-K on August  24, 1998  reporting  under
              Item 5 that it adopted a Shareholder Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 1998              SITEL Corporation



                                      By:  /s/ W. Gar Richlin
                                         ---------------------------------------
                                         W. Gar Richlin
                                         Executive Vice-President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES

Exhibits Index:                                                             Page
                                                                            ----

     (1)        3.1   Certificate of Designation of Series A
                      Participating Preferred Stock

                3.2   Amendment to Amended and Restated Bylaws              27

     (2)        4.1   Rights Agreement

               10.1   Second Amendment dated September 30, 1998 to Credit
                      Agreement                                             29

               27     Financial Data Schedule                               35

     ----------------------------------
               (1) Previously filed as Exhibit A to the Rights Agreement described in footnote (2) and incorporated herein by reference

               (2) Previously filed as Exhibit 1 to Form 8-A filed on August 24, 1998 and incorporated herein by reference.