Form 10-K
period 1998-12-31
SITEL CORP
filed 1999-03-23
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
  (Mark one)

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999 was $121,085,897 based upon the closing price of $2.9375 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates".

     As of February 26, 1999 the Company had 64,944,294 shares of Common Stock outstanding.

     DOCUMENTS   INCORPORATED  BY  REFERENCE:   Portions  of  the   registrant's
definitive proxy statement for the annual meeting of stockholders to be held May 6, 1999 are incorporated into Part III.
This 10-K consists of 69 pages. The Exhibit index is on page 26.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     SITEL Corporation provides outsourced Customer Relationship Management ("CRM") services on a global scale. The Company was organized in 1985 as a Minnesota corporation and has grown both internally and through acquisitions to include operations in North America, Europe, Asia Pacific and Latin America. Over 19,000 SITEL employees worldwide represent many of the world's leading brand names. On behalf of these leading companies, the Company finds, acquires and retains customers and helps these organizations enhance and grow these relationships through a variety of value-added services working with several e-Media ranging from the telephone, to e-mail and the Internet. The Company operates from over 14,000 workstations in over 70 call centers located around the globe in 18 countries and offers services in more than 25 languages and dialects.

INDUSTRY OVERVIEW

     Over the last 10 years the Company's industry has transformed from primarily executing telemarketing campaigns, to performing outsourced teleservices and customer care applications, and more recently, to increasingly executing integrated customer relationship management programs, performed primarily via e-Media (i.e., telephone, facsimile, Internet and e-mail). The industry is increasingly working at the heart of its clients' key business processes. Fueling this trend is the growth in consumer telephone, worldwide web and e-mail usage, combined with the business imperative for consistent levels of quality customer service, the continuing reduction in the cost of computer databases, and the arrival of sophisticated computer telephony integration
(CTI).

SITEL'S BUSINESS

     Today, the world's leading companies increasingly want their CRM partners to provide value-added services at every stage of the customer lifecycle: customer acquisition, customer care, technical support, receivables management and consulting.

     Industry sources and the Company estimate that worldwide expenditures to operate call centers now exceed $200 billion annually. The Company sees even more rapid growth fueled by the Internet revolution, multi-trillion e-mail volumes and service-expectant consumers. The Company's activities include: (a) customer service programs such as billing inquiry response, consumer product information response, and fraud protection; (b) sales programs such as cross-selling new products to existing customers, taking product orders, generating leads for direct sales forces and account activation and order solicitation; (c) technical support programs for Internet Service Providers, technology hardware and software providers; and (d) accounts receivable management programs. The Company also provides consulting services to help its clients design and improve their internal and outsourced call center processes.

     The outsourced portion of the overall call center market has grown significantly since 1984, as a result of corporations shifting their activities from internal operations to outsourced partners. Although outsourced applications are increasing their share of overall call center expenditures, the vast majority of call center activity is still performed in-house. The Company believes that as its clients increasingly seek to implement integrated customer relationship management solutions, they will increasingly outsource the management of the call center processes associated with these programs due to the complexity and cost of implementing such programs internally.

         The Company expects to see outsourcing increase as:

     * companies  increasingly focus on their core competencies,
     * service and competency levels within our industry continue their rapid improvement, and
     * companies like SITEL gain the scale of operations necessary to engender trust within large corporate clients in order to take over complete business processes on their behalf.

     Competition for this outsourced call center business is fragmented. Most independent providers of telephone-based services are small, single facility operations that do not have the scale, expertise, or technological resources necessary to serve effectively the sustained, and increasingly complex, call center needs of large corporations. Moreover, the cost of entry to the top end of this market is continually increasing. The Company's investments in building its global footprint and in creating the resources to service major national and multi-national contracts on behalf of many of the world's leading brands has been significant.

     Traditional advantages of call center activity include low cost per call, direct interaction with customers and on-line access to detailed customer or product information, which enables immediate response to customer inquiries. A customer conversation with a customer relations agent often permits the client to learn more about the customer's decision-making process and to update customer information in the client's database. Additionally, this interaction with our clients' customers positions the Company to deliver real-time reports to clients regarding their products, brands, distribution channels, effects of pricing changes, cross-market comparisons and consumer reactions to change. As a result of these advantages, call center-based customer relationship management activity is becoming central to the way leading organizations choose to build and maintain customer relationships.

SITEL'S PROPOSITION

     The Company's proposition is to acquire and service long-term repeat customers for its clients. At every stage of the customer lifecycle, the Company endeavors to give its clients' customers an experience that will reinforce their trust in the brand; compel them to stay loyal; and encourage their advocacy and support however they communicate with the Company's clients and their brands. Whether that is an individual customer or a business customer, whether they phone, e-mail or surf their website, the Company's mission is to create customer loyalty, to increase sales and to differentiate the clients' brand in a positive manner.

     The Company is positioned to provide world-class customer relationship management services. With over 70 facilities in more than 18 countries throughout the four major regions of the globe, SITEL has the capability to provide service in more than 25 languages and dialects. The Company brings industry focus and expertise in the financial services, insurance, telecommunications, technology, utilities, consumer, media, government and travel sectors.

SITEL'S SOLUTIONS

     Providing services at every stage of the customer lifecycle requires various programs. The Company provides the following solutions:

CUSTOMER ACQUISITION -- SITEL contacts, whether inbound or outbound, that relate to finding customers or acquiring customers. Typical applications include list building, outbound sales, inbound sales or order taking, lead generation, Direct Response Television/bureau, product information requests related to potential sales, subscription renewals and database cleaning and updating.

CUSTOMER CARE -- SITEL contacts, whether inbound or outbound, that relate to handling customer service issues. Typical applications include complaint handling; billing information; thank-you or other client-initiated information calls; reservations; loyalty (frequent flyer) clubs; investor account inquiries; government information; dealer location calls; insurance claims processing; fraud detection/prevention calls; back office requests, such as connecting a new line, disconnecting service and requesting maintenance support; warranty call handling; and administrative support regarding a customer's policy, lease or account.

TECHNICAL SUPPORT/HELP DESK -- Distinguished from customer service calls, these are troubleshooting calls where the agent must diagnose and resolve problems causing a software, Internet or computer hardware product or service not to function properly.

RECEIVABLES MANAGEMENT -- Pre-charge-off and post-charge-off calls to customers to collect overdue balances.

CONSULTING -- Provision of advice and operational expertise.

INDUSTRIES SERVED

     SITEL provides integrated and professional solutions across the following industry categories:

FINANCIAL SERVICES. The Company works with financial services companies including major banks, leasing companies, credit card issuers, mutual fund companies, auto finance companies/subsidiaries, retail financing companies, brokerage firms, service providers, mortgage companies and other financial institutions. SITEL provides personal care service activities such as answering questions regarding lease terms, handling service requests, arranging credit card balance transfers, taking and processing loan applications, and making accounts receivable management and fraud prevention calls. The Company also conducts integrated sales activities on behalf of clients such as merchant and customer acquisition, account retention and renewal, lead generation and appointment scheduling.

INSURANCE. SITEL provides a broad range of teleservices to the insurance industry including direct marketing of non-underwritten insurance products such as hospital accident protection, hospital indemnity protection, health care discount plans, mechanical breakdown and credit protection. The Company also provides personal care services such as sales support, after-hours agent support, emergency roadside assistance, claims processing and full back-office support. SITEL also offers sales and service activities for fully underwritten products such as term life, automobile and homeowner's insurance, as well as tax-deferred annuities.

TELECOMMUNICATIONS. The Company provides a full range of sales and customer services activities primarily to domestic and international long distance providers, local exchange carriers, and cellular and PCS providers including account management, fulfilment, facilities management, new product launch and database management. The Company provides these services for product lines such as access lines, vertical services, Internet access, long distance, cellular PCS and ISDN data services.

TECHNOLOGY. SITEL works with Internet Service Providers, computer hardware manufacturers and software publishers. The Company provides technical sales, technical support and customer support services including product launches, complete sales and account management programs, strategic product support, corporate help desk, warranty or post-warranty support, and sunset product support. The Company provides these support services through traditional call handling as well as alternative electronic methods such as e-mail, advanced integrated voice response, automated self-help tools and computer telephony integration.

UTILITIES. SITEL provides telephone and Internet-based services to public and private energy companies, including electric power, natural gas, water and integrated energy providers. The services include customer acquisition, customer service, direct sale and cross-sale activities, brand development, loyalty campaigns, database management, and development and call center consulting services.

CONSUMER. The Company services leading consumer products companies and mass marketing manufacturers, including automotive companies, in responding to customer inquiries, developing and launching new product and sales campaigns, managing product recalls, and performing quality surveys and market analyses.

MEDIA. SITEL's clients include traditional media, such as newspaper publishers, major magazine publishers, book clubs and music clubs with services including subscription renewal, customer acquisition, subscription reactivation and customer service. The Company also provides sales and customer service to "new media" markets, such as satellite television service providers, and CD-ROM and video providers.

GOVERNMENT. The Company provides a broad range of customer service applications including handling general inquiries, providing help desk responses and delivering fulfillment services. These applications are performed for local, state, and regional bodies and agencies.

TRAVEL AND HOSPITALITY. The Company provides teleservices and personal care services to major airline and hotel companies in handling reservations and customer service calls.

INFORMATION TECHNOLOGY

     SITEL uses industry-standard software from Microsoft and Oracle across its business units. Within industry sectors, SITEL uses industry-specific call processing application systems. SITEL has designed and implemented client (or industry) specific applications to provide highly customized solutions to clients' specific requirements. SITEL also utilizes a state-of-the-art technology platform (UNIX and NT architecture) with Windows 95 and NT-based Compaq, Dell and IBM workstations, predictive dialers and automated call distributors. SITEL representatives have the tools to initiate and receive effectively and efficiently millions of service transactions per month. SITEL plans to migrate to a common set of operating platforms so that the Company can better perform global work for its clients and more cost-effectively replicate its processes throughout its network of call centers.

PERSONNEL AND TRAINING

     Management believes one of its core competencies is managing its diverse, worldwide workforce. SITEL places great emphasis on recruiting, training and retaining its employees. The Company seeks to locate call centers in communities and cities with favorable workforce demographics and populations with necessary language skills.

     The Company offers in-house classroom and on-the-job training programs for its personnel, including instruction on the industries that SITEL serves and on proper call center management techniques. For example in the United States, the Insurance Division offers on-site, state approved insurance licensing and continuing education classes for SITEL insurance agents. The amount of classroom and on-the-job training before an employee can qualify to take the insurance agent licensing examination is approximately 150 hours. The Company encourages employee self-development and usually promotes individuals from within the organization.

     As of December 31, 1998, SITEL had over 19,000 employees. None of SITEL's employees in the North American, Asia-Pacific or Latin American regions is represented by a labor union. In the Company's European region, employees in Belgium, Sweden and Spain are within the scope of government sponsored collective bargaining agreements. In addition, employees in Belgium, Sweden and Spain are represented by either a labor union or a statutory work council arrangement. In those countries where there are labor unions or work councils, the Company's ability to reduce its workforce or its wage rates is subject to agreement by, and/or consultation with, the appropriate labor union or work council. SITEL considers its relations with its employees to be good.

COMPETITION

     SITEL is one of the largest companies providing customer relationship management services via e-Media in the world. SITEL's largest direct competitors include APAC Teleservices, Inc., Sykes Enterprises Inc., Teleperformance International Group, West Teleservices Corporation, Teletech Holdings, Inc., Electronic Data Systems Corporation and Convergys Corporation. The customer relationship management industry is extremely competitive and fragmented, and most independent competitors are small, single facility operations. The Company also competes with in-house teleservices departments throughout the world. In-house departments continue to comprise by far the largest segment of call center expenditures. Additional competitors with greater resources than the Company may enter the customer relationship management industry.

GOVERNMENT REGULATION

     In the United States, the Federal Trade Commission (the "FTC") and many states regulate teleservices. The European Union (the "EU") has yet to enact a detailed regulatory framework for this industry although many EU countries have data protection laws which regulate the use of consumer data.

     In the United States, the federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibits teleservices firms from initiating telephone solicitations to residential telephone subscribers during certain times, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the TCPA requires telemarketing firms to
maintain  a  "do  not  call"  list  of   residential   customers.   The  federal
Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorized the FTC to issue regulations prohibiting misrepresentation in telemarketing sales. The telemarketing sales rules issued by the FTC generally prohibit misrepresentation regarding the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. The Company believes that it is in compliance with the TCPA and the FTC's rules. The Company trains its telephone service representatives to comply with the TCPA and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on SITEL's "do-not-call" list.

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

     The teleservices industry, consumer groups and regulatory and legislative bodies are increasingly concerned about "right of privacy" issues as technological advances have dramatically increased the availability of information about consumers. It is possible that data protection laws may be enacted in additional countries. It is also possible that other laws or regulations may be enacted which would, among other things, limit the amount of consumer data that may be obtained or how this data may be used in other teleservice activities. The Company is unable to predict whether or when any such laws or regulations will be enacted or, if they are, in what countries they will be enacted. It is possible that laws or regulations would require the teleservices industry, including the Company, to modify its methods of consumer data collection and use.

QUARTERLY RESULTS AND SEASONALITY

     The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' teleservicing campaigns and the commencement and terms of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. The Company experiences periodic fluctuations related to both the start-up costs associated with expansion into a new region and the implementation of clients' teleservicing activities. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies which often occurs at the beginning of the year.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Baltimore, Maryland.

     As of December 31, 1998, the Company operated call centers in various leased facilities and on client premises and utilized the services of remote operations sites in various locations as follows:

                                             NUMBER OF            NUMBER OF
 FACILITY LOCATION                          FACILITIES           WORKSTATIONS
 -------------------                     ------------------  -------------------

Australia............................                    2                  367
Belgium..............................                    2                  370
Brazil...............................                    1                   11
Canada...............................                    3                  288
Colombia.............................                    1                  260
France...............................                    3                  205
Germany..............................                    1                  455
Ireland..............................                    1                   57
Japan................................                    2                  216
Mexico...............................                    2                  530
Netherlands..........................                    1                   76
New Zealand..........................                    1                   54
Portugal.............................                    1                   50
Singapore............................                    1                   54
Spain................................                   12                2,183
Sweden...............................                    2                  124
United Kingdom.......................                    6                1,850
United States........................                   34                6,511
United States-ROPS...................                   11                  451
                                       --------------------  -------------------
      Totals:                                           87               14,112
                                       ====================  ===================

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

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. Management believes that any resulting liability beyond that provided, should not materially affect the Company's financial position, future results of operations or future cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                           **************************
                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are:

   NAME                    AGE   POSITION
   ----                    ---   --------

   James F. Lynch.........  49 Chairman of the Board and Director
   Henk P. Kruithof.......  62 Executive Vice Chairman and Director
   Phillip A. Clough......  37 Chief Executive Officer, President and Director
   W. Gar Richlin.........  53 Executive Vice President, Chief Operating Officer
                               and Chief Financial Officer
   Antoon Vanparys........  41 Executive Vice President, Global Business
                               Development
   Timothy P. Keyser......  52 Executive Vice President, Corporate Development

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

     Mr. Clough has served as Chief Executive Officer since May 1998 and President since January 1997. From 1990 until January 1997, he served as an investment banker with Alex. Brown & Sons Incorporated, most recently as Principal, focusing on a variety of consumer and business services companies, including teleservices companies.

     Mr. Richlin has served as Chief Operating Officer since December 1998 and as Executive Vice President and Chief Financial Officer since March 1998. From September 1997 until joining SITEL, he served as Managing Director and Co-Head of Corporate Finance for BT Alex. Brown Incorporated. From 1991 until September 1997, Mr. Richlin served as Managing Director and Head of Investment Banking of BT Alex. Brown Incorporated.

     Mr. Vanparys has served as Executive Vice President--Global Business Development since December 1998. From September 1996 until December 1998, he served as Senior Vice President--Global Business Development and as a director and a member of the Executive Review Committee of SITEL Europe plc. Before joining the Company in September 1996 with the merger of the Company and Mitre plc, Mr. Vanparys served as a Managing Partner and Managing Director of Mitre plc since 1992 and co-founded Merit Direct Limited, Mitre's predecessor, in 1985.

     Mr. Keyser has served as Executive Vice President--Corporate Development since December 1998, as President of SITEL Latin America since November 1997 and as Senior Vice President - Mergers and Acquisitions since the Company's initial public offering in 1995. Mr. Keyser joined the Company in 1992, with the Company's acquisition of May Telemarketing, Inc., and served as Group President responsible for the publishing and motorclub divisions until the Company's initial public offering in 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol SWW. The following table sets forth, for the quarter indicated, the high and low closing sale prices of the common stock as reported by the New York Stock Exchange.

                                    HIGH                            LOW
        1997
        --------------------------------------------------------------------
        First Quarter         $       20.50                   $       13.00
        Second Quarter        $       20.63                   $        9.88
        Third Quarter         $       19.00                   $       10.06
        Fourth Quarter        $       10.44                   $        8.19

        1998
        --------------------------------------------------------------------
        First Quarter         $       13.44                   $        9.00
        Second Quarter        $       13.06                   $        5.94
        Third Quarter         $        6.50                   $        3.06
        Fourth Quarter        $        3.88                   $        1.88

     As of February 26, 1999, SITEL had 64,944,294 shares of common stock outstanding and 575 record holders of the Company's common stock.

     The Company has not declared or paid any cash dividends on its common stock since its inception, and the Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following table presents selected historical financial data for the Company. The selected income statement data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the balance sheet data at December 31, 1995, 1996, 1997 and 1998 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected balance sheet data at December 31, 1994, is derived from the unaudited consolidated financial statements of the Company although such information has been prepared on the same basis as the Company's audited financial statements and, in the opinion of management, contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto, included elsewhere herein.

                                                                          YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                      1994           1995          1996            1997           1998
                                                   ------------  -------------  ------------   -------------   ------------
                                                                   (in thousands, except per share data)

INCOME STATEMENT DATA:
Revenues .............................................   $ 116,757   $ 187,215    $ 312,750   $ 491,474   $ 586,318
Cost of services .....................................      63,268     101,617      163,717     270,942     331,586
Selling, general and administrative expenses .........      48,254      69,213      120,695     185,589     235,900
Special compensation expense (1) .....................          --      34,585           --          --          --
Restructuring expenses (2) ...........................          --          --           --      15,681       6,607
                                                         ---------   ---------    ---------   ---------   ---------
Operating income (loss) ..............................       5,235     (18,200)      28,338      19,262      12,225
Transaction related expense (3) ......................          --          --        6,988          --          --
Interest expense, net ................................         834         702          227       5,096      12,747
Other income, net ....................................       1,443         118           32         126         263
                                                         ---------   ---------    ---------   ---------   ---------
Income (loss) before taxes and minority
   interest ..........................................       5,844     (18,784)      21,155      14,292        (259)
Income tax expense (benefit) .........................       1,526      (6,593)      10,221      11,306         966
Minority interest ....................................         383       1,262           77         174        (651)
                                                         ---------   ---------    ---------   ---------   ---------
Net income (loss) from continuing
     operations ......................................       3,935     (13,453)      10,857       2,812        (574)
Extraordinary loss on refinancing of debt,
   net of taxes ......................................          --          --           --          --        (514)
                                                         ---------   ---------    ---------   ---------   ---------
Net income (loss) ....................................   $   3,935   $ (13,453)   $  10,857   $   2,812   $  (1,088)
                                                         =========   =========    =========   =========   =========

Income (loss) from continuing operations
  per common share:
  Basic ..............................................   $    0.12   $   (0.33)   $    0.19   $    0.05   $   (0.01)
  Diluted ............................................   $    0.09   $   (0.29)   $    0.16   $    0.04   $   (0.01)

Weighted average common shares outstanding (4):
  Basic ..............................................      33,906      40,565       57,793      61,764      63,888
  Diluted ............................................      45,829      46,477       65,929      68,811      63,888

 BALANCE SHEET AND OTHER DATA:
 Working capital .....................................   $   5,110   $  24,182    $  36,836   $  39,545   $  41,660
 Total assets ........................................      48,177     100,960      211,684     385,880     405,610
 Long-term debt, net of  current portion .............       8,183       4,305        4,861     115,488     116,237
 Stockholders' equity ................................      12,702      65,380      126,725     158,388     161,854

---------
(1)      Represents a  non-cash  compensation  expense incurred in February 1995 resulting  from  the grant of stock  options with an exercise  price of
         $.0025 per share  to 265  employees  of the  Company  to replace  stock appreciation  rights  previously  granted under the Company's  Employee
         Equity  Benefit Plan and  previously  granted stock options.  Excluding the special compensation  expense and a one-time forgiveness of debt of
         $0.5 million owed by two  stockholders,  operating income,  net income, basic  income per share and  diluted  income per share  would have been
         $16.9 million,  $9.7 million, and  $0.24 and $0.21,  respectively,  for
         1995.

(2) Represents a restructuring expense and a writedown of the Company's investment in its Telebusiness business unit of $5.2 million and $10.5 million, respectively, for the year ended December 31, 1997 and a restructuring expense of $6.6 million for the year ended December 31, 1998. Excluding those operating expenses, operating income, net income, basic income per share and diluted income per share would have been $34.9 million, $18.5 million, $0.30 and $0.27, respectively for 1997 and $18.8 million, $3.5 million, $0.05 and $0.05, respectively for 1998.

(3) Represents expenses resulting from the acquisitions of Mitre plc and National Action Financial Services, Inc. accounted for as pooling of interests transactions. Excluding certain one-time operating expenses and the transaction related expenses, operating income, net income, basic income per share and diluted income per share would have been $30.5 million, $19.5 million, $0.34 and $0.30, respectively, for 1996.

(4) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of weighted average common shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     SITEL Corporation ("SITEL") and subsidiaries (collectively, the "Company") provide customer relationship management services on behalf of clients in North America, Europe, Asia Pacific and Latin America. The Company finds, acquires and retains customers and helps organizations enhance and grow these relationships through a variety of value-added services working with several types of electronic media ranging from the telephone, to e-mail and the Internet. The Company provides services to clients principally in the financial services, insurance, telecommunications, technology, utilities, consumer, media, government and travel sectors.

     SITEL was founded in 1985 by its current chairman, James F. Lynch, in Omaha, Nebraska. SITEL completed its initial public offering of common stock in 1995, and was the first major independent publicly-held company in the teleservices industry. In 1996, the Company began its international expansion with acquisitions in Canada and Spain (which also included operations in Portugal) and, in particular, with the merger with Mitre plc ("Mitre" or the "Mitre Merger") which was completed in September 1996. At the time of the Mitre Merger, Mitre had operations in the United Kingdom, Belgium and Japan and was in the final stages of completing plans to enter Singapore, Hong Kong and Germany. In 1997, SITEL entered Australia, New Zealand, Sweden and Ireland through acquisitions; entered Mexico and Colombia through the joint venture with Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE"); and entered France on the basis of a client contract. In 1996 and 1997, the Company also completed acquisitions that gave it the capability to offer receivables management, consulting and technical support services.

     The Mitre Merger was accounted for as a pooling of interests, and accordingly the financial results of the Company for 1996 have been restated as if SITEL and Mitre were operated as a single company for this period. The results for this period have also been restated to reflect the 1996 acquisition of National Action Financial Services, Inc. ("NAFS"), which was also accounted for as a pooling of interests.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of revenues for the periods indicated.

                                                           1996               1997               1998
                                                        -----------        ----------         ----------
Revenues...............................................  100.0 %             100.0 %            100.0 %
Operating expenses:
   Cost of services....................................   52.3                55.1               56.6
   Selling, general and administrative                    38.6                37.8               40.2
      expenses.........................................
   Restructuring expenses..............................     --                 3.2    (b)         1.1     (b)
                                                        -----------          ----------         ----------
      Operating income.................................    9.1    (a)          3.9    (c)         2.1     (c)
Transaction related expenses...........................    2.2                  --                 --
Interest expense, net..................................    0.1                 1.0                2.1
Other income...........................................     --                  --                 --
                                                        -----------          ----------         ----------
      Income (loss) before income taxes and minority
        interest.......................................    6.8                 2.9                 --
Income tax expense.....................................    3.3                 2.3                0.2
Minority interest......................................     --                  --               (0.1)
                                                        -----------          ----------         ----------
Net income (loss) from continuing operations...........    3.5                 0.6               (0.1)
Extraordinary loss on refinancing of debt, net of
        taxes..........................................     --                  --               (0.1)
                                                        -----------          ----------         ----------
      Net income (loss)................................    3.5 %  (a)          0.6 %  (c)        (0.2) %  (c)
                                                        ===========          ==========         ==========

-----------
 (a) Includes operating expenses in connection with the acquisitions of Mitre and NAFS. Excluding those one-time operating expenses and the transaction related expenses, operating income and net income would have been 9.8% and 6.2%, respectively, for 1996.

(b) Represents restructuring expenses of 1.1% ($5.2 million) and a write down of the Company's investment in its Telebusiness business unit of 2.1% ($10.5 million) in 1997 and restructuring expenses of 1.1% ($6.6 million) in 1998.

(c) Excluding the restructuring expenses of 3.2% in 1997 and 1.1% in 1998, and the related tax effects, operating income and net income would have been 7.1% and 3.8%, respectively, for 1997 and 3.2% and 0.6%, respectively, for 1998.

1998 Compared to 1997

     Revenues. Revenues increased $94.8 million, or 19.3%, to $586.3 million in 1998 from $491.5 million in 1997. Of this increase, $76.3 million was attributable to services initiated for new clients, $13.0 million was attributable to increased revenues from existing clients and $5.5 million was attributable to revenues from businesses acquired after the start of 1998 under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

     Cost of Services. Cost of services represents primarily labor and telephone expenses directly related to customer relationship management activities. Cost of services increased $60.6 million, or 22.4%, to $331.6 million in 1998 from $270.9 million in 1997. As a percentage of revenues, cost of services increased to 56.6% in 1998 from 55.1% in 1997. This increase was primarily attributable to increases in European and North American expenses. The increase in Europe was primarily due to higher labor expenses incurred in anticipation of additional teleservicing campaign business which did not materialize. The increase in cost of services in North America reflects lower labor utilization in the telecommunications group and ramp-up and training expenses in the technology group.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations, including costs of management, administration, facilities expenses, depreciation and maintenance, amortization, sales and marketing activities and client support services. Selling, general and administrative expenses increased $50.3 million, or 27.1%, to $235.9 million in 1998 from $185.6 million in 1997. This increase was primarily a result of the Company's continued growth both internally and through acquisitions and includes an increase of $11.7 million, or 40.7%, in depreciation and amortization in 1998 compared to 1997. As a percentage of revenues, selling, general and administrative expenses increased to 40.2% in 1998 from 37.8% in 1997. This increase relates primarily to lower than expected revenues during most of the year from European operations and higher expenses associated with the startup operations in Latin America and Asia Pacific.

     Restructuring Expenses. The Company recorded restructuring expenses of $6.6 million in 1998. The restructuring expenses primarily represent expenses associated with statutory or contractual severance arrangements and related costs. The charge was driven by two principal factors; a lower level of campaign business, which historically has represented a large portion of the Company's business in Europe, and the need to reposition the Company's infrastructure for increasing amounts of outsourcing business.

     Operating Income. Operating income decreased $7.1 million, or 36.5%, to $12.2 million in 1998 from $19.3 million in 1997. Excluding the restructuring expenses of $5.2 million and $6.6 million in 1997 and 1998, respectively, and the write down of the investment in the Telebusiness business unit of $10.5 million in 1997, operating income decreased $16.1 million to $18.8 million in 1998 from $34.9 million in 1997. The decrease in operating income was primarily attributable to the Company's European operations as described earlier.

     Interest Expense, Net. Net interest expense increased to $12.7 million in 1998 from $5.1 million in 1997. This increase was primarily due to increased borrowings, including the Company's high yield bonds that were issued in 1998. The increased borrowings were utilized to support the Company's growth, including acquisitions.

     Income Tax Expense. Income tax expense decreased to $1.0 million in 1998 from $11.3 million in 1997 primarily due to a decrease in income before income taxes and minority interest in 1998 compared to 1997. Excluding the restructuring expenses in 1998 and 1997 and the write down of the Telebusiness business unit in 1997, income tax expense was $3.0 million and $11.3 million for 1998 and 1997, respectively, or 47.5% and 37.8% of income before income taxes and minority interest. The difference between the Company's income tax expense and that which would be calculated using the statutory Federal income tax rate of 34% on income is primarily due to non-deductible business acquisition expenses and international, state and local income taxes. The increase in income tax expense as a percentage of income before income taxes and minority interest in 1998 compared to 1997 was due to the impact of the non-deductible business acquisition expenses which do not change materially from period to period, combined with lower income before income taxes and minority interest.

     Net Income (Loss) From Continuing Operations and Net Income (Loss). Net income (loss) from continuing operations decreased to a $(0.6) million loss in 1998 from $2.8 million of income in 1997. Excluding the restructuring expenses in 1998 and 1997 and the write down of the Telebusiness business unit in 1997, net of tax, net income from continuing operations was $4.0 million in 1998 and $18.5 million in 1997. The decrease in 1998 compared to 1997 was primarily attributable to the Company's European operations as described earlier and additional interest expense. Net income (loss) was a $(1.1) million loss in 1998 compared to $2.8 million of income in 1997. The difference between net income
(loss) from continuing operations and net income (loss) in 1998 was an extraordinary loss that the Company recognized to write off the deferred costs of its original Credit Agreement which was amended during 1998.

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

     Cost of Services. Cost of services increased $107.2 million, or 65.5%, to $270.9 million in 1997 from $163.7 million in 1996. As a percentage of revenues, cost of services increased to 55.1% in 1997 from 52.3% in 1996. This increase was primarily due to the start up operations in the Asia Pacific region and to the Company's Spanish operations which implemented a new compensation plan in 1997. This plan had the corresponding effect of decreasing selling, general and administrative expenses in Spain.

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

     Restructuring Expenses. The Company recorded restructuring expenses and a write down of its investment in its Telebusiness business unit of $5.2 million and $10.5 million, respectively, in 1997. The restructuring expenses related to the closing of underperforming call centers and redundant administrative buildings as well as severance and other costs associated with reorganizations of business units primarily in Europe and North America. The write down of the investment in the Telebusiness business unit, which was predominantly a non-cash charge, related to the Company's decision to pursue a new joint-venture equity partner in the Asia Pacific region. The joint-venture agreement with Lend Lease Corporation Limited of Sydney, Australia excluded the Telebusiness business unit.

     Operating Income. Operating income decreased $9.0 million, or 32.0%, to $19.3 million in 1997 from $28.3 million in 1996. Excluding the restructuring expenses in 1997 and the non-recurring operating expenses in 1996, operating income increased $4.4 million, or 14.5%, to $34.9 million in 1997 from $30.5 million in 1996. The increase was primarily attributable to the increase in revenues noted earlier, partially offset by the increased expenses attributable to those revenues and the efforts to establish the matrix organization noted above. As a percentage of revenue, operating income decreased to 7.1% in 1997 from 9.8% in 1996 excluding the restructuring expenses in 1997 and the non-recurring operating expenses in 1996. This decrease was primarily due to the higher cost of services as a percentage of revenues in 1997 compared to 1996, as described above.

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

     Net Income. Net income decreased $8.0 million, to $2.8 million in 1997 from $10.9 million in 1996. Excluding the restructuring expenses and related tax effects in 1997 and the non-recurring operating expenses in 1996, net income decreased $1.0 million to $18.5 million in 1997 from $19.5 million in 1996. The decrease was primarily due to increased interest and tax expense offset partially by an increase in operating income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $17.7 million in 1998. Included in the net cash provided from operations was a net loss of $1.1 million, however that loss included non-cash depreciation and amortization expenses of $40.4 million. Also included in cash flows from operating activities was $21.5 million of cash used primarily as a result of an increase in accounts receivable needed to support growth. The Company anticipates that accounts receivable balances will continue to grow as the Company grows. Net cash used in investing activities was $43.1 million for 1998. Included in this total was $52.0 million used for capital expenditures (primarily call and data management equipment) and $2.2 million used for acquisitions. These uses of cash were partially offset by $9.4 million of cash received from sale-leasebacks of facilities. Net cash provided by financing activities during 1998 was $16.1 million, primarily attributable to additional borrowings on notes payable. During 1998, the Company also completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006. The proceeds from the offering were used to repay borrowings outstanding under the Company's long term revolving credit facility.

     Net cash provided by operating activities was $19.0 million in 1997. The Company recorded net income of $2.8 million (including a non-cash tax charge of $5.6 million), depreciation and amortization of $28.7 million and primarily non-cash restructuring expenses of $15.5 million. This cash flow was offset by $33.6 million of cash used in operating activities primarily as a result of an increase in accounts receivable needed to support growth. Net cash used in investing activities was $131.4 million for 1997. Of this total, $69.4 million was used for capital expenditures (primarily call and data management equipment and facilities) and $61.0 million was used for acquisitions. Net cash provided by financing activities during 1997 was $113.7 million, primarily attributable to borrowings on the Company's available credit lines and other notes payable.

     Net cash provided by operating activities was $35.8 million during 1996. This was the result of $26.4 million of net income before depreciation and amortization and other non-cash charges and $9.4 million of changes in operating assets and liabilities. Cash used by investing activities for 1996 was $55.0 million. Of this total, $40.0 million was used for capital expenditures (primarily call and data management equipment) and $23.7 million was used for acquisitions, offset partially by sales of marketable securities. Cash provided by financing activities for 1996 of $39.6 million resulted primarily from a public equity offering, net borrowings from a bank line of credit, and term debt.

     At December 31, 1998, the Company had unused lines of credit totaling approximately $36.6 million. During 1998 the Company sought and obtained certain modifications to its existing long-term credit facility to permit continued availability of borrowing under such facility. The Company believes that funds generated from operations, existing cash and the funds available under its credit facilities, as modified, will be sufficient to finance its current operations, planned capital expenditures and internal growth for the next several years. Future acquisitions, if any, may require additional debt or equity financing.

YEAR 2000 ISSUE

     The Year 2000 statement which follows is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law No. 105-271. Please note that for purposes of any action brought under the securities laws, as that term is defined in section 3(a)(47) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(47)), the Year 2000 Information and Readiness Disclosure Act does not apply to any statements contained in any documents or materials filed with the Securities and Exchange Commission, or with Federal banking regulators, pursuant to section 12(I) of the Securities Exchange Act of 1934 (15 U.S.C. 78l), or disclosures or writing that when made accompanied the solicitation of an offer or sale of securities.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software and embedded system failures. Specifically, computational errors and system failures are a known risk with respect to dates after December 31, 1999. The Company has established a central Y2K compliance office that reports directly to the Chief Information Officer. Each of the Company's operating units have also designated information technology ("IT") personnel to address the issues that the unit faces and to report to the central Y2K compliance office. The Company has implemented a system which allows it to track all IT and non-IT systems and facility functions for compliance with industry Y2K standards. This tracking system allows the Company to monitor and track each functional point as a single item grouped by how critical the item is in the Company's ability to perform its daily functions. Based on the output from this data and an analysis of the system reports, the Company believes that all functional points which are critical to the Company's functions have been identified and assessed. Further, the Company has developed a remediation plan for each item in this critical list. Part of the Company's remediation strategy is in concert with its efforts to acquire or develop new and innovative systems for its internal operations.

IT issues - The Company is moving all of its IT systems into a state of readiness for the year 2000. The Company believes that it is making satisfactory progress to ensure that it will be ready with all critical IT systems by the end of June 1999. The functional points that are defined as critical IT issues include internal and external computer systems for revenue generating applications. The Company has developed a strategy for its mission critical internal systems designed to have every functional point year 2000 compliant by the end of June 1999. These internal systems represent approximately 28% of the overall effort in the IT applications area. The remaining 72% of the overall effort in the IT area is in the interface and integration of external client and vendor application systems. The Company has implemented a three-step process of contacting significant vendors and clients to request information about the status of their Y2K compliance efforts. In addition to communicating with significant vendors, the Company is testing certain critical vendor application systems for Y2K compliance. The Company has started an initiative that will identify mitigation and contingency plans at both the business and technical IT levels. This initiative is scheduled to be completed by July 31, 1999. In addition to communicating with significant clients, the Company's strategy to deal with non-compliant external client customer data is a windowing technique that will enable such data to be used by the Company's systems.

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

                                       Phase1            Phase 2          Phase 3           Phase 4
                                                                       Verification/
Process Steps                        Assessment        Remediation        Testing       Implementation
------------------------------------------------------------------------------------------------------
1.  Recognition/Awareness                 X                 X                X                 X
2.  Inventory                             X
3.  Evaluation                            X
4.  Determination                         X
5.  Remediation                                             X
6.  Re-engineering                                          X
7.  Multi-level testing                   X                 X                X                 X
8.  Implementation                                                                             X
9.  Post-implementation                                                                        X

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

The Company has completed the Recognition /Awareness and Inventory process steps and nearly completed the Evaluation process steps for all items. The Company estimates that approximately 49% of all items are completed. Completed items are either compliant, will be retired prior to 2000, or are low priority items that do not affect business and will be addressed at a later time (work around processes will be implemented). In addition, the Company estimates that another 37% of all items that the Company believes it needs to complete to be Y2K compliant are in process steps within Phase 2 - Remediation, and a small number of items are in Phases 3 and 4.

     Costs of Y2K Compliance - The Company currently estimates that the costs to become Y2K compliant will approximate $16-20 million. The Company currently anticipates that approximately 50% of these costs will be for hardware and software and the remainder will be primarily internal personnel costs. The Company estimates that it has incurred less than $6 million of these costs through December 31, 1998. The estimated hardware and software costs are included in the Company's definition of Y2K costs in cases where such expenditures have been accelerated in order to address Y2K issues. These are the Company's current cost estimates and they may change, perhaps materially.

Risks - There are many risks associated with the Year 2000 issue, including without limitation the possibility that the Company will be unable to receive client phone calls or that the Company will be unable to initiate phone calls on behalf of its clients. Such possibilities could have a material adverse effect on the Company depending on the nature of the cause and the speed with which it could be corrected or an alternative implemented. If the Company's service providers are unable to provide network switching capability, the Company will be unable to perform its revenue-producing activities. If the Company's client customer data does not have Year 2000 compliant dates, additional processing will be required before revenue-producing activities using these data can be performed. If internal systems or vendor application systems fail, the Company will be unable to perform revenue-producing activities until such time as the problem can be isolated and repaired.

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

As additional verification of readiness, the Company has contracted for an external follow-up review of all work that has been done to date. This work, which has already begun, will include an independent third party review of all phases in every region of the Company. This project is being undertaken to verify readiness as well as identify areas of additional need. The costs of the project and the dates on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, the Company's ability to implement compliance in certain critical areas and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. The severity of problems to be confronted by the Company for partial or complete non-compliance will depend on a variety of factors (such as the nature of the resulting problem and the speed with which it could be corrected or an alternative implemented) which are currently unknown. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of vendors and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

QUARTERLY RESULTS AND SEASONALITY

The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' teleservicing campaigns and the commencement and terms of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. The Company experiences periodic fluctuations related to both the start-up costs associated with expansion into a new region and the implementation of clients' teleservicing activities. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies which often occurs at the beginning of the year.

EFFECTS OF INFLATION

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Investments and Hedging Activities, was issued in June 1998. SFAS 133 establishes accounting standards for derivative instruments and for hedging activities. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates adopting this accounting pronouncement in the third quarter of 1999; however, management believes that it will not have a significant impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward-looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," "anticipated," "believes" and similar expressions. The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Form 10-K, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, dependence on key personnel and control by management, and risks associated with Year 2000 failures (see discussion above under the caption "Year 2000 Issue"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risks associated primarily with changes in foreign currency exchange rates. The Company has operations in many parts of the world however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. The Company entered into certain hedging transactions during 1998 designed to hedge foreign currency exchange risk related to short term intercompany loans, however the amounts involved were not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item (other than selected quarterly information, which is set forth as follows) is incorporated by reference from the Company's Consolidated Financial Statements set forth on pages F-3 through F-30 hereof.

     The following table sets forth statement of operations data for each of the four quarters of 1998 and 1997. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

      (in thousands, except per share data)

                                                                        THREE MONTHS ENDED
                                           ----------------------------------------------------------------------------
                                              MARCH 31,        JUNE 30,             SEPTEMBER 30,        DECEMBER 31,
                                                1998             1998                   1998                1998
                                           --------------     -----------           ---------------    -----------------
Revenues..............................     $     137,748  $      147,307         $    146,755         $   154,508
Operating expenses:
     Cost of services.................            77,820          82,585               82,636              88,545
     Selling, general and administrative
     expenses.........................            54,672          61,096               59,045              61,087
     Restructuring expenses...........                --           6,607                   --                  --
                                          --------------     -----------           ----------       -------------
     Operating income (loss)..........             5,256          (2,981) (a)           5,074               4,876
Interest expense, net.................            (2,590)         (3,375)              (3,457)             (3,325)
Other income, net.....................               135              34                   19                  75
                                          --------------     -----------           ----------       -------------
     Income (loss) before income taxes
       and minority interest..........             2,801          (6,322)               1,636               1,626
Income tax expense (income)...........             1,117          (1,878)                 836                 891
Minority interest.....................              (294)             31                   13                (401)
                                          --------------     -----------           ----------       -------------
Net income (loss) from continuing
     operations.......................             1,978          (4,475)                 787               1,136
Extraordinary loss on refinancing, net
     of tax...........................               514              --                   --                  --
                                          --------------     -----------           ----------       -------------
Net income (loss).....................    $        1,464     $    (4,475) (a)      $      787       $       1,136
                                          ==============     ===========           ==========       =============
Income (loss) from continuing operations
   per common share:
        Basic.........................    $         0.03     $     (0.07)          $     0.01       $        0.02
        Diluted.......................              0.03           (0.07)                0.01                0.02
Income (loss) per common share:
     Basic............................    $         0.02     $     (0.07) (a)      $     0.01       $        0.02
     Diluted..........................              0.02           (0.07) (a)            0.01                0.02
Weighted average common shares outstanding:
     Basic............................            63,295          63,871               64,081              64,291
     Diluted..........................            69,611          63,871               70,640              71,364

a) Includes restructuring expenses of $6.6 million. Excluding those restructuring expenses, operating income, net income, basic income per share and diluted income per share would have been $3.6 million, $0.1 million, $0.00 and $0.00, respectively, for the three months ended June 30, 1998.

                                                                         THREE MONTHS ENDED
                                              ---------------------------------------------------------------------
                                                MARCH 31,        JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                  1997             1997              1997                1997
                                              --------------    ------------    ----------------    ---------------
Revenues..............................        $   104,260      $   125,267      $    120,248        $   141,699

Operating expenses:
     Cost of services.................             56,357           67,105            67,913             79,566
     Selling, general and administrative
       expenses.......................             37,242           46,301            49,471             52,576
     Restructuring expenses...........                 --               --                --             15,681
                                              -----------      -----------      ------------        -----------
     Operating income (loss)..........             10,661           11,861             2,864             (6,124) (a)
Interest expense, net.................               (534)          (1,153)           (1,512)            (1,897)
Other income (expense), net...........                 --              (61)              123                 64
                                              -----------      -----------      ------------        -----------
     Income (loss) before income taxes
        and minority interest.........             10,127           10,647             1,475             (7,957)
Income tax expense....................              3,643            3,995               739              2,929
Minority interest.....................                 30               46                10                 88
                                              -----------      -----------      ------------        -----------
Net income (loss).....................        $     6,454      $     6,606      $        726        $   (10,974) (a)
                                              ===========      ===========      ============        ===========
Net income (loss) per share:.
     Basic............................        $      0.11      $      0.11      $       0.01        $     (0.17) (a)
     Diluted..........................               0.10             0.10              0.01              (0.17) (a)
Weighted average common shares outstanding:
     Basic............................             59,875           61,622            62,484             63,031
     Diluted..........................             67,509           68,800            69,327             63,031

a) Includes restructuring expenses and a write down of the Company's investment in its Telebusiness business unit of $5.2 million and $10.5 million, respectively. Excluding those operating expenses, operating income, net income, basic income per share and diluted income per share would have been $9.6 million, $4.7 million, $0.07 and $0.07, respectively, for the three months ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

     The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of the registrant's stockholders to be held on May 6, 1999, which involves the election of directors. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of SITEL Corporation and Independent Auditors' Report are included at pages F-1 through F-30 of this Form 10-K:

    -  Independent Auditors' Report.

    -  Consolidated Balance Sheets at December 31, 1997 and 1998.

    - Consolidated Statements of Income (Loss) For The Years Ended December 31, 1996, 1997, and 1998.

    - Consolidated Statements of Stockholders' Equity For The Years Ended December 31, 1996, 1997 and 1998.

    - Consolidated Statements of Cash Flows For The Years Ended December 31, 1996, 1997 and 1998.

    -   Notes to Consolidated Financial Statements.

     2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedules of SITEL Corporation for the years ended December 31, 1996, 1997 and 1998 are included at pages S-1 through S-2 of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

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

     3. EXHIBITS. The following Exhibits are filed as part of, or are incorporated by reference into, this Form 10-K:

       Exhibit No.
       -----------
(1)   3.1         Amended and Restated Articles of Incorporation
(5)   3.1(a)      Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation
(1)   3.4         Amended and Restated Bylaws.
(10)  3.4(a)      Amended and Restated Bylaws (conformed copy including Amendment No. 1)
(21)  3.4(b)      Amendment No. 2 to Amended and Restated Bylaws
(18)  3.5         Certificate of Designation of Series A Participating Preferred Stock.
(7)   4.2         Specimen Common Stock Certificate.
(19)  4.3         Rights Agreement.
(1)   9.1         Form of General Voting Agreement.
(1)   10.1        SITEL Corporation Stock Option Plan for Replacement of Existing Options.
(7)   10.1(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of Existing Options
(1)   10.2        SITEL Corporation Stock Option Plan for Replacement of EEBs.
(7)   10.2(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of EEBs.
(4)   10.3        Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(7)   10.3(a)     Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(9)   10.3(b)     Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan
(13)  10.3(c)     Amendment No. 3 to the Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(8)   10.4        Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan.
(1)   10.5        SITEL Corporation Executive Wealth Accumulation Plan.
(14)  10.5(a)     Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan.
(1)   10.6        Employment Agreement with James F. Lynch.
(1)   10.7        Employment Agreement with Michael P. May.
(1)   10.8        Form of Right of First Refusal.
(2)   10.9        Form of Indemnification Agreement with Outside Directors.
(3)   10.10       Form of Indemnification Agreement with Executive Officers.
(15)  10.11       Amended and Restated SITEL Corporation Employee Stock Purchase Plan.
(17)  10.12       Separation Agreement dated May 12, 1998 with Michael P. May.
(11)  10.13       Amended Credit Agreement with Bankers Trust Company.
(16)  10.13(a)    First Amendment dated as of June 19, 1998 to Amended Credit Agreement.
(20)  10.13(b)    Second Amendment dated September 30, 1998 to Amended Credit Agreement.
(12)  10.14       Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006.
      10.15       Separation Agreement dated October 14, 1998 with Barry S. Major.
(6)   16.1        Letter from Coopers & Lybrand L.L.P. dated February 6, 1997.
      21          Subsidiaries.
      23.1        Consent of KPMG Peat Marwick LLP
      27          Financial Data Schedule.

-------------------------------------
          (1) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-91092).

          (2) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

          (3) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-8 (Registration No. 33-99434).

          (4) Previously filed as Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on September 27, 1996.

          (5) Previously filed as Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (Registration No. 333-13403).

          (6) Previously filed as an exhibit under the same exhibit number to the Company's Form 8-K filed on February 6, 1997.

          (7) Previously filed as an exhibit under the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          (8) Previously filed as Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

          (9) Previously filed as Appendix C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

          (10) Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-28131).

          (11) Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on March 16, 1998.

          (12) Previously filed as Exhibit 10.2 to the Company's Form 8-K filed on March 16, 1998.

          (13) Previously filed as Exhibit 10.3(c) to the Company's Form 10-Q for the quarter ended March 31, 1998.

          (14) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1998.

          (15) Previously filed as Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 1998.

          (16) Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on July 1, 1998.

          (17) Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998.

          (18) Previously filed as Exhibit A to the Rights Agreement included as
               Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 24, 1998.

          (19) Previously filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 24, 1998.

          (20) Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

          (21) Previously filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

(b) There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 1999               SITEL Corporation



                                   By: /s/Phillip A. Clough
                                      ------------------------------------------
                                      Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/James F. Lynch             Chairman of the Board              March 19, 1999
-------------------------     and Director
James F. Lynch


/s/Phillip A. Clough          Chief Executive Officer and        March 19, 1999
-------------------------     Director
Phillip A. Clough


/s/W. Gar Richlin             Executive Vice President and       March 19, 1999
-------------------------     Chief Financial Officer
W. Gar Richlin                (Principal Financial Officer)


/s/Alan G. Siemek             Corporate Controller               March 19, 1999
-------------------------     (Principal Accounting Officer)
Alan G. Siemek


/s/Henk P. Kruithof           Executive Vice Chairman and        March 19, 1999
-------------------------     Director
Henk P. Kruithof


/s/Bill L. Fairfield          Director                           March 19, 1999
-------------------------
Bill L. Fairfield


/s/Kelvin C. Berens           Director                           March 19, 1999
-------------------------
Kelvin C. Berens


/s/George J. Kubat            Director                           March 19, 1999
-------------------------
George J. Kubat

                                  EXHIBIT INDEX

          Exhibit No.
          -----------
(1)       3.1         Amended and Restated Articles of Incorporation
(5)       3.1(a)      Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation
(1)       3.4         Amended and Restated Bylaws.
(10)      3.4(a)      Amended and Restated Bylaws (conformed copy including Amendment No. 1)
(21)      3.4(b)      Amendment No. 2 to Amended and Restated Bylaws
(18)      3.5         Certificate of Designation of Series A Participating Preferred Stock.
(7)       4.2         Specimen Common Stock Certificate.
(19)      4.3         Rights Agreement.
(1)       9.1         Form of General Voting Agreement.
(1)       10.1        SITEL Corporation Stock Option Plan for Replacement of Existing Options.
(7)       10.1(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of Existing Options
(1)       10.2        SITEL Corporation Stock Option Plan for Replacement of EEBs.
(7)       10.2(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of EEBs.
(4)       10.3        Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(7)       10.3(a)     Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(9)       10.3(b)     Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan
(13)      10.3(c)     Amendment No. 3 to the Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(8)       10.4        Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan.
(1)       10.5        SITEL Corporation Executive Wealth Accumulation Plan.
(14)      10.5(a)     Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan.
(1)       10.6        Employment Agreement with James F. Lynch.
(1)       10.7        Employment Agreement with Michael P. May.
(1)       10.8        Form of Right of First Refusal.
(2)       10.9        Form of Indemnification Agreement with Outside Directors.
(3)       10.10       Form of Indemnification Agreement with Executive Officers.
(15)      10.11       Amended and Restated SITEL Corporation Employee Stock Purchase Plan.
(17)      10.12       Separation Agreement dated May 12, 1998 with Michael P. May.
(11)      10.13       Amended Credit Agreement with Bankers Trust Company.
(16)      10.13(a)    First Amendment dated as of June 19, 1998 to Amended Credit Agreement.
(20)      10.13(b)    Second Amendment dated September 30, 1998 to Amended Credit Agreement.
(12)      10.14       Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006.
          10.15       Separation Agreement dated October 14, 1998 with Barry S. Major.
(6)       16.1        Letter from Coopers & Lybrand L.L.P. dated February 6, 1997.
          21          Subsidiaries.
          23.1        Consent of KPMG Peat Marwick LLP
          27          Financial Data Schedule.

-------------------------------------
          (1) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-91092).

          (2) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended August 31, 1995.

          (3) Previously filed as an exhibit under the same exhibit number to the Company's Registration Statement on Form S-8 (Registration No. 33-99434).

          (4) Previously filed as Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on September 27, 1996.

          (5) Previously filed as Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 (Registration No. 333-13403).

          (6) Previously filed as an exhibit under the same exhibit number to the Company's Form 8-K filed on February 6, 1997.

          (7) Previously filed as an exhibit under the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          (8) Previously filed as Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

          (9) Previously filed as Appendix C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

          (10) Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-28131).

          (11) Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on March 16, 1998.

          (12) Previously filed as Exhibit 10.2 to the Company's Form 8-K filed on March 16, 1998.

          (13) Previously filed as Exhibit 10.3(c) to the Company's Form 10-Q for the quarter ended March 31, 1998.

          (14) Previously filed as an exhibit under the same exhibit number to the Company's Form 10-Q for the quarter ended March 31, 1998.

          (15) Previously filed as Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 1998.

          (16) Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on July 1, 1998.

          (17) Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998.

          (18) Previously filed as Exhibit A to the Rights Agreement included as
               Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 24, 1998.

          (19) Previously filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 24, 1998.

          (20) Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

          (21) Previously filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.