Form 10-Q
period 1999-03-31
SITEL CORP
filed 1999-05-14
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1999

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     As of April 30, 1999, the Company had 65,449,638 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Condensed Balance Sheets..........................       2

       Consolidated Condensed Statements of Income (Loss).............       3

       Consolidated Condensed Statements of Cash Flows................       4

       Notes to Consolidated Condensed Financial Statements...........       5

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...........................      12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................      19

Signature.............................................................      20

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                          ASSETS                                            DECEMBER 31,         MARCH 31,
                                                                               1998                1999
                                                                               ----                ----
Current assets:                                                                                  (unaudited)
     Cash and cash equivalents............................................   $    14,472       $    16,277
     Trade accounts receivable (net of allowance for
        doubtful accounts of $ 3,970 and
        $3,740, in 1998 and 1999, respectively)...........................       129,809           139,194
     Prepaid expenses.....................................................         5,257             5,428
     Other assets.........................................................         6,024             5,306
     Deferred income taxes................................................         1,658             2,359
                                                                             -----------       -----------
                    Total current assets..................................       157,220           168,564
Property and equipment, net...............................................       125,615           121,420
Deferred income taxes.....................................................        15,425            15,541
Goodwill, net.............................................................        93,288            89,492
Other assets..............................................................        14,062            13,927
                                                                             -----------       -----------
                    Total assets..........................................   $   405,610       $   408,944
                                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable.........................................................   $    30,545       $    24,347
     Current portion of long-term debt....................................         3,671             3,184
     Current portion of  capitalized lease obligations....................         3,650             2,734
     Trade accounts payable...............................................        30,784            29,872
     Income taxes payable.................................................         3,875             2,834
     Accrued compensation.................................................        15,620            17,044
     Accrued operating expenses...........................................        23,527            21,909
     Deferred revenue and other...........................................         3,888            15,807
                                                                             -----------       -----------
                    Total current liabilities.............................       115,560           117,731
Long-term debt, excluding current portion.................................       107,027           114,534
Capitalized lease obligations, excluding current portion..................         9,210             9,174
Deferred compensation.....................................................         1,591             1,693
Minority interest.........................................................        10,368            10,315

Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares
        authorized, 64,399,645 and 65,191,718 shares issued and
        outstanding in 1998 and 1999, respectively........................            64                65
     Paid-in capital......................................................       157,892           158,094
     Accumulated other comprehensive income (loss)........................        (4,428)           (9,505)
     Retained earnings....................................................         8,326             6,843
                                                                             -----------       -----------
                    Total stockholders' equity............................       161,854           155,497
                                                                             -----------       -----------
                    Total liabilities and stockholders' equity............   $   405,610       $   408,944
                                                                             ===========       ===========

     The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                   For The Three Months Ended
                                                March 31, 1998    March 31, 1999
                                                --------------    --------------
(in thousands, except per share data)

Revenues.....................................   $     137,748     $     164,185
                                                -------------     -------------
Operating expenses:
     Cost of services........................          77,820            88,465
     Selling, general and administrative
          expenses...........................          54,672            74,382
                                                -------------     -------------
               Total operating expenses......         132,492           162,847
                                                -------------     -------------
                    Operating income.........           5,256             1,338

Other income (expense):
     Interest expense, net...................          (2,590)           (3,156)
     Other income, net.......................             135                63
                                                -------------     -------------
Income (loss) before income taxes
   and minority interest.....................           2,801            (1,755)

Income tax expense (benefit).................           1,117              (203)

Minority interest............................            (294)              (69)
                                                -------------     -------------

Net income (loss) from continuing operations.           1,978            (1,483)
Extraordinary loss on refinancing of debt,
   net of taxes..............................             514                --
                                                -------------     -------------
Net income (loss)............................   $       1,464     $      (1,483)
                                                =============     =============

Income (loss) from continuing operations per common share:

Basic........................................          $ 0.03           $ (0.02)
Diluted......................................          $ 0.03           $ (0.02)

Income (loss) per common share:

Basic........................................          $ 0.02           $ (0.02)
Diluted......................................          $ 0.02           $ (0.02)

Weighted average common shares outstanding:

Basic........................................          63,295            64,842
Diluted......................................          69,611            64,842

     The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For Three Months Ended
(dollars in thousands)                            March 31, 1998  March 31, 1999
                                                  --------------  --------------
Net income (loss) ..................................    $   1,464     $  (1,483)
Adjustments to reconcile net income (loss)
   to net cash provided by (used
   in) operating activities:
       Depreciation and amortization ...............        9,654        11,095
       Extraordinary loss on refinancing of debt ...          792            --
       Gain on marketable securities ...............         (208)           --
       Change in assets and liabilities:
          Trade accounts receivable ................      (12,829)      (12,427)
          Other assets .............................       (4,711)          723
          Trade accounts payable ...................       (3,808)         (211)
          Other liabilities ........................       (4,552)       10,161
                                                        ---------     ---------
            Net cash provided by (used in)
               operating activities ................      (14,198)        7,858
                                                        ---------     ---------
Cash flows from investing activities:
     Purchases of property and equipment ...........      (11,683)       (7,479)
     Proceeds from sale-leasebacks of facilities ...        9,336            --
     Sale of marketable securities .................          257            --
     Changes in other assets, net ..................           55            --
                                                        ---------     ---------
       Net cash used in investing activities .......       (2,035)       (7,479)
                                                        ---------     ---------
Cash flows from financing activities:
     Borrowings on note payable ....................       10,720         1,501
     Repayments of note payable ....................       (1,303)       (7,153)
     Borrowings on long-term debt ..................      125,808        11,242
     Repayment of long-term debt and capitalized
        lease obligations ..........................     (130,354)       (5,030)
     Other .........................................           76           (18)
                                                        ---------     ---------
       Net cash provided by financing activities ...        4,947           542
                                                        ---------     ---------
Effect of exchange rates on cash ...................         (681)          884
                                                        ---------     ---------
       Net increase (decrease) in cash .............      (11,967)        1,805
Cash and cash equivalents, beginning of period .....       24,285        14,472
                                                        ---------     ---------
Cash and cash equivalents, end of period ...........    $  12,318     $  16,277
                                                        =========     =========

     The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

1.   BASIS OF PRESENTATION:

The consolidated condensed balance sheet of SITEL Corporation and Subsidiaries (the "Company") at December 31, 1998 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Such adjustments consist only of normal recurring items. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1998.

2.   INCOME TAXES:

The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory Federal income tax rate of 34% on income is primarily due to the impact of the change in operating results combined with non-deductible business acquisition expenses and international, state and local income taxes.

3.   COMPREHENSIVE INCOME (LOSS):

The Company's comprehensive income (loss) was $141,000 and $(6,561,000) for the three months ended March 31, 1998 and 1999, respectively. The difference between the Company's reported net income (loss) and comprehensive income (loss) for those three month periods is due to the change in the currency exchange adjustment. The accumulated other comprehensive income (loss) included in the Company's Consolidated Condensed Balance Sheet at December 31, 1998 and March 31, 1999 is primarily the accumulated currency exchange adjustment.

4.       RESTRUCTURING:

In the second quarter of 1998, the Company recorded a $6.6 million charge for restructuring expenses primarily related to its European operations. Included in that charge were severance and other costs of $6.4 million related to statutory or contractual severance and other costs for approximately 250 employees. The restructuring expenses also included $0.2 million for the cost of excess leased facilities. The amount of severance and other costs paid during 1998 and the first quarter of 1999 was approximately $3.4 million.

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Company's 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of December 31, 1998 and March 31, 1999, and for the three months ended March 31, 1998 and 1999 of
(a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and

     (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                      GUARANTOR           NONGUARANTOR
                                       PARENT        SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                       ------        ------------         ------------      ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents ........   $   2,410        $   1,190          $  10,872           $    --          $  14,472
  Trade accounts receivable, net....      33,676           33,179             75,540           (12,586)           129,809
  Prepaid expenses and other
     current assets ................       2,956              241              9,742                --             12,939
                                       ---------        ---------          ---------         ---------          ---------
Total current assets ...............      39,042           34,610             96,154           (12,586)           157,220
Property and equipment, net ........      31,302           22,523             71,790                --            125,615
Deferred income taxes ..............       9,390               --              6,035                --             15,425
Goodwill, net ......................       1,537           21,021             70,730                --             93,288
Other assets .......................      10,805              126              3,131                --             14,062
Investments in subsidiaries.........     188,690           88,293                 --          (276,983)                --
Notes receivable, intercompany .....          --           28,833                 --           (28,833)                --
                                       ---------        ---------          ---------         ---------          ---------
     Total assets ..................   $ 280,766        $ 195,406          $ 247,840         $(318,402)         $ 405,610
                                       =========        =========          =========         =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable ....................   $      --        $      --          $  30,545         $      --          $  30,545
  Current portion of long-term
     debt ..........................       2,136               --              1,535                --              3,671
  Current portion of
     capitalized lease
     obligations ...................         328               81              3,241                --              3,650
  Trade accounts payable ...........       1,338            1,655             40,377           (12,586)            30,784
  Accrued expenses and other
     current liabilities............       9,963            4,922             32,025                --             46,910
                                       ---------        ---------          ---------         ---------          ---------
    Total current liabilities.......      13,765            6,658            107,723           (12,586)           115,560
Long-term debt, excluding
     current portion ...............     103,556               --              3,471                --            107,027
Capitalized lease obligations,
     excluding current portion......          --               58              9,152                --              9,210
Notes payable, intercompany
     and other .....................          --               --             28,833           (28,833)                --
Deferred compensation ..............       1,591               --                 --                --              1,591
Minority interest ..................          --               --             10,368                --             10,368
Stockholders' equity ...............     161,854          188,690             88,293          (276,983)           161,854
                                       ---------        ---------          ---------         ---------          ---------
Total liabilities and
     stockholders' equity ..........   $ 280,766        $ 195,406          $ 247,840         $(318,402)         $ 405,610
                                       =========        =========          =========         =========          =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1999
                                 (IN THOUSANDS)

                                                      GUARANTOR           NONGUARANTOR
                                       PARENT        SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                       ------        ------------         ------------      ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........$   3,223        $   1,575          $  11,479           $      --        $  16,277
  Trade accounts receivable, net.......   54,762           36,608             71,057             (23,233)         139,194
  Prepaid expenses and other
     current assets ...................    3,010              166              9,917                  --           13,093
                                       ---------        ---------          ---------           ---------        ---------
    Total current assets ..............   60,995           38,349             92,453             (23,233)         168,564
  Property and equipment, net..........   30,215           22,726             68,479                  --          121,420
  Deferred income taxes ...............    9,390               --              6,151                  --           15,541
  Goodwill, net .......................    1,514           20,796             67,182                  --           89,492
  Other assets ........................   10,565              146              3,216                  --           13,927
  Investments in subsidiaries..........  181,800           82,622                 --            (264,422)              --
  Notes receivable, intercompany ......     --             27,394                 --             (27,394)              --
                                       ---------        ---------          ---------           ---------        ---------
    Total assets ......................$ 294,479        $ 192,033          $ 237,481           $(315,049)       $ 408,944
                                       =========        =========          =========           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable .........................$      --        $      --          $  24,347           $      --        $  24,347
Current portion of long-term debt......    1,731               --              1,453                  --            3,184
Current portion of capitalized
     lease obligations ................      247               76              2,411                  --            2,734
Trade accounts payable ................   10,017            2,480             40,608             (23,233)          29,872
Accrued expenses and other
     current liabilities...............   17,294            7,638             32,662                  --           57,594
                                       ---------        ---------          ---------           ---------        ---------
Total current liabilities..............   29,289           10,194            101,481             (23,233)         117,731
Long-term debt, excluding
     current portion...................  108,000               --              6,534                  --          114,534
Capitalized lease obligations,
     excluding current portion.........       --               39              9,135                  --            9,174
Notes payable, intercompany and
     other ............................       --               --             27,394             (27,394)              --
Deferred compensation .................    1,693               --                 --                  --            1,693
Minority interest .....................       --               --             10,315                  --           10,315
Stockholders' equity ..................  155,497          181,800             82,622            (264,422)         155,497
                                       ---------        ---------          ---------           ---------        ---------
Total liabilities and
     stockholders' equity .............$ 294,479        $ 192,033          $ 237,481           $(315,049)       $ 408,944
                                       =========        =========          =========           =========        =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                      GUARANTOR         NONGUARANTOR
                                       PARENT        SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                       ------        ------------       ------------      ------------    ------------
Revenues ........................      $  34,072     $  41,006          $  62,670         $      --        $ 137,748
                                       ---------     ---------          ---------         ---------        ---------
Operating expenses:
  Cost of services ..............         17,960        23,346             36,514                --           77,820
  Selling, general and
     administrative expenses.....         15,124        14,326             25,222                --           54,672
                                       ---------     ---------          ---------         ---------        ---------
Total operating expenses ........         33,084        37,672             61,736                --          132,492
                                       ---------     ---------          ---------         ---------        ---------
Operating income ................            988         3,334                934                --            5,256
                                       ---------     ---------          ---------         ---------        ---------
Other income (expense):
  Equity in earnings (losses) of
     subsidiaries, net of tax ...          1,781          (163)                --            (1,618)             --
  Intercompany charges ..........             56           436               (492)               --              --
  Interest expense, net .........         (1,113)         (780)              (697)               --          (2,590)
  Other income ..................            135            --                 --                --             135
                                       ---------     ---------          ---------         ---------       ---------
    Total other income (expense).            859          (507)            (1,189)           (1,618)         (2,455)
                                       ---------     ---------          ---------         ---------       ---------
Income (loss) before income taxes
     and minority interest ......          1,847         2,827               (255)           (1,618)          2,801

Income tax expense  (benefit) ...           (131)        1,046                202                --           1,117

Minority interest ...............             --            --               (294)               --            (294)
                                       ---------     ---------          ---------         ---------       ---------
Net income (loss) from
     continuing operations.......          1,978         1,781               (163)           (1,618)          1,978

Extraordinary loss on refinancing
     of debt, net of taxes.......            514            --                 --                --             514
                                       ---------     ---------          ---------         ---------       ---------
Net income (loss) ...............      $   1,464     $   1,781          $    (163)        $  (1,618)      $   1,464
                                       =========     =========          =========         =========       =========

                                       8

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                      GUARANTOR      NONGUARANTOR
                                       PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       ------        ------------    ------------    ------------    ------------
Revenues .....................         $  37,789     $  49,871       $  76,525       $      --       $ 164,185
                                       ---------     ---------       ---------       ---------       ---------
Operating expenses:
  Cost of services ...........            16,547        29,638          42,280              --          88,465
  Selling, general and
      administrative
      expenses ...............            22,648        15,471          36,263              --          74,382
                                       ---------     ---------       ---------       ---------       ---------
    Total operating expenses..            39,195        45,109          78,543              --         162,847
                                       ---------     ---------       ---------       ---------       ---------
Operating income (loss) ......            (1,406)        4,762          (2,018)             --           1,338
                                       ---------     ---------       ---------       ---------       ---------
Other income (expense):
Equity in earnings of
     subsidiaries, net of
     tax .....................               494        (2,409)             --           1,915              --
Intercompany charges .........                50           503            (553)             --              --
Interest income (expense)
     net .....................            (1,718)         (798)           (640)             --          (3,156)
Other income (expense) .......                74            --             (11)             --              63
                                       ---------     ---------       ---------       ---------       ---------
Total other income
     (expense) ...............            (1,100)       (2,704)         (1,204)          1,915          (3,093)
                                       ---------     ---------       ---------       ---------       ---------
Income (loss) before income
     taxes and minority
     interest ................            (2,506)        2,058          (3,222)          1,915          (1,755)

Income tax expense (benefit)..            (1,023)        1,564            (744)             --            (203)

Minority interest ............                --            --             (69)             --             (69)
                                       ---------     ---------       ---------       ---------       ---------
Net income (loss) ............         $  (1,483)    $     494       $  (2,409)      $   1,915       $  (1,483)
                                       =========     =========       =========       =========       =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                      GUARANTOR      NONGUARANTOR
                                        PARENT        SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                        ------        ------------    ------------  ------------    ------------
Net cash provided by (used in)
     operating activities ...........   $  (4,746)    $   1,105       $ (10,557)    $      --       $ (14,198)
                                        ---------     ---------       ---------     ---------       ---------
Cash flows from investing activities:
  Investments in subsidiaries .......      (4,246)       (7,781)             --        12,027              --
  Dividend on common stock ..........          --        10,000              --       (10,000)             --
  Purchases of property and
     equipment ......................      (3,532)       (3,154)         (4,997)           --         (11,683)
  Proceeds from sales of property
     and equipment ..................       9,336            --              --            --           9,336
  Sale of marketable securities .....         257            --              --            --             257
  Changes in other assets ...........          --            --              55            --              55
                                        ---------     ---------       ---------     ---------       ---------
Net cash provided by (used in)
     investing activities ...........       1,815          (935)         (4,942)        2,027          (2,035)
                                        ---------     ---------       ---------     ---------       ---------

Cash flows from financing activities:
  Borrowings on notes payable .......          --            --          10,720            --          10,720
  Repayments of notes payable .......          --            --          (1,303)           --          (1,303)
  Borrowings of long-term debt ......     124,399            --           1,409            --         125,808
  Repayment of long-term debt and
     capital lease ..................    (127,422)           --          (2,932)           --        (130,354)
     obligations
  Net capital contribution from
     parent .........................          --         4,246           7,781       (12,027)             --
  Net borrowings and payments on
     note to parent .................          --        (5,000)          5,000            --              --
  Dividend on common stock ..........          --            --         (10,000)       10,000              --
  Other .............................           1            --              75            --              76
                                        ---------     ---------       ---------     ---------       ---------
Net cash provided by (used in)
     financing activities ...........      (3,022)         (754)         10,750        (2,027)          4,947
                                        ---------     ---------       ---------     ---------       ---------
 Effect of exchange rates on cash....          --            --            (681)           --            (681)
                                        ---------     ---------       ---------     ---------       ---------
Net decrease in cash ................      (5,953)         (584)         (5,430)           --         (11,967)
Cash and cash equivalents,
     beginning of period.............      11,514         2,075          10,696            --          24,285
                                        ---------     ---------       ---------     ---------       ---------
Cash and cash equivalents,
     end of period ..................   $   5,561     $   1,491       $   5,266     $      --       $  12,318
                                        =========     =========       =========     =========       =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                      GUARANTOR       NONGUARANTOR
                                        PARENT        SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        ------        ------------     ------------   ------------    ------------
Net cash provided by (used in)
     operating activities ...........   $ (6,914)     $  7,699         $  7,073       $     --        $  7,858
                                        --------      --------         --------       --------        --------

Cash flows from investing activities:
  Investments in
     subsidiaries ...................      5,450           (23)              --         (5,427)            --
  Purchases of property and
     equipment ......................     (1,640)       (1,841)          (3,998)            --         (7,479)
                                        --------      --------         --------       --------       --------
  Net cash provided by (used
     in) investing
     activities .....................      3,810        (1,864)          (3,998)        (5,427)        (7,479)
                                        --------      --------         --------       --------       --------
Cash flows from financing activities:
  Borrowings on notes payable .......         --            --            1,501             --          1,501
  Repayments of notes payable .......         --            --           (7,153)            --         (7,153)
  Borrowings on long-term debt ......      8,000            --            3,242             --         11,242
  Repayment of long-term debt
     and capital lease obligations ..     (4,065)           --             (965)            --         (5,030)
  Net capital contribution
     from parent ....................         --        (5,450)              23          5,427             --
  Other .............................        (18)           --               --             --            (18)
                                        --------      --------         --------       --------       --------
Net cash provided by (used in)
     financing activities ...........      3,917        (5,450)          (3,352)         5,427            542
                                        --------      --------         --------       --------       --------
Effect of exchange rates on cash ....         --            --              884             --            884
                                        --------      --------         --------       --------       --------
Net increase in cash ................        813           385              607             --          1,805
Cash and cash equivalents,
     beginning of period ............      2,410         1,190           10,872             --         14,472
                                        --------      --------         --------       --------       --------
Cash and cash equivalents, end
     of period ......................   $  3,223      $  1,575         $ 11,479       $     --       $ 16,277
                                        ========      ========         ========       ========       ========

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

SITEL Corporation and subsidiaries (the "Company") provide customer relationship management services on behalf of clients principally in the financial services, insurance, telecommunications, technology, utilities, consumer, media, government and travel sectors located in North America, Europe, the Asia Pacific region, and Latin America.

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. All amounts are in thousands.

                                                            Three Months Ended March 31,
                                                           1998                       1999
                                                 ------------------------   -----------------------
Revenues ......................................   $ 137,748      100.0  %   $ 164,185      100.0  %
                                                  -----------------------   -----------------------
Operating expenses:
 Cost of services .............................      77,820       56.5  %      88,465       53.9  %
 Selling, general, and  administrative expenses      54,672       39.7  %      74,382       45.3  %
                                                  -----------------------   -----------------------
    Total operating expenses ..................     132,492       96.2  %     162,847       99.2  %
                                                  -----------------------   -----------------------
    Operating income ..........................       5,256        3.8  %       1,338        0.8  %

Interest expense, net .........................      (2,590)      (1.9) %      (3,156)      (1.9) %
Other income, net .............................         135        0.1  %          63         --  %
                                                  -----------------------   -----------------------

Income (loss) before income taxes and
  minority interest ...........................       2,801        2.0  %      (1,755)      (1.1) %

Income tax expense (benefit) ..................       1,117        0.8  %        (203)      (0.1) %

Minority interest .............................        (294)      (0.2) %         (69)        --  %
                                                  -----------------------   -----------------------
Net income (loss) from continuing operations ..       1,978        1.4  %      (1,483)      (0.9) %

Extraordinary loss on refinancing of debt, net
  of  taxes ...................................         514        0.3  %          --         --  %
                                                  -----------------------   -----------------------
Net income (loss) .............................   $   1,464        1.1  %   $  (1,483)      (0.9) %
                                                  =======================   =======================

                       SITEL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

REVENUES:

Revenues increased $26.4 million, or 19.2%, to $164.2 million in the three months ended March 31, 1999 from $137.7 million in the three months ended March 31, 1998. Of this increase, approximately $16.4 million was attributable to services initiated for new clients and approximately $10.0 million was attributable to increased revenues from existing clients. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:

Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities. Cost of services increased $10.6 million, or 13.7%, to $88.5 million in the three months ended March 31, 1999 from $77.8 million in the three months ended March 31, 1998. The increase was primarily attributable to the Company's continued growth. As a percentage of revenues, cost of services decreased to 53.9% in the first quarter of 1999 from 56.5% in the first quarter of 1998. The decrease was primarily attributable to certain initial implementation revenues for a large client where the costs associated with those revenues are included in selling, general and administrative expenses. Excluding the impact of this particular implementation, cost of services as a percentage of revenues would have increased to 57.3% for the three months ended March 31, 1999 from 56.5% in the first quarter of 1998. The increase as a percent of revenue was primarily attributable to the reduction in revenue in the first half of the quarter experienced in several business units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations, and include costs of management, administration, facilities expenses, depreciation and maintenance, amortization, sales and marketing activities, and client support services. Selling, general and administrative expenses increased $19.7 million, or 36.1%, to $74.4 million in the three months ended March 31, 1999 from $54.7 million in the three months ended March 31, 1998. Approximately half of this increase was directly attributed to the initial implementation costs for a large client noted above. As a percentage of revenues, selling, general and administrative expenses increased to 45.3% in the first quarter of 1999 from 39.7% in the first quarter of 1998. Excluding the impact of the implementation work noted above, selling, general and administrative expense increased to 42.0% in the first quarter of 1999. This increase was primarily attributable to continued inefficiencies in the Company's operations in the United Kingdom, start up expenses in the Asia Pacific region and inefficiencies related to declines in certain North American operations.

OPERATING INCOME:

Operating income decreased $3.9 million, or 74.5%, to $1.3 million in the three months ended March 31, 1999 from $5.3 million in the three months ended March 31, 1998. As a percentage of revenues, operating income decreased to 0.8% in the first quarter of 1999 from 3.8% in the first quarter of 1998. This decrease was primarily due to the increase in selling, general and administrative expenses as a percentage of revenue as noted above.

                       SITEL CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE, NET:

Interest expense, net of interest income, increased to $3.2 million in the three months ended March 31, 1999 from $2.6 million in the three months ended March 31, 1998. This increase was primarily due to higher interest rates associated with the issuance of the Company's 9.25% Senior Subordinated Notes in March, 1998, which refunded debt that had variable short term interest rates. The increase in interest expense was also partially attributable to increased borrowings utilized to support the Company's growth.

INCOME TAX EXPENSE (BENEFIT):

The Company recognized a tax benefit of $0.2 million in the three months ended March 31, 1999 compared to tax expense of $1.1 million in the three months ended March 31, 1998. This charge was primarily attributable to the change in operating results noted earlier. The income tax (benefit) expense as a percent of income (loss) before income taxes and minority interest decreased to 11.6% in the three months ended March 31, 1999 from 39.9% in the three months ended March 31, 1998 primarily due to the impact of the change in operating results combined with nondeductible expenses associated with acquisitions. .

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AND NET INCOME (LOSS):

For the reasons discussed above, net income (loss) from continuing operations decreased $3.5 million to $(1.5) million in the three months ended March 31, 1999 from $2.0 million in the three months ended March 31, 1998. After the extraordinary loss on refinancing of debt in the three months ended March 31, 1998, net income decreased $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was approximately $7.9 million during the three month period ended March 31, 1999. This was primarily the result of non-cash charges and an increase in other liabilities, partially offset by increases in accounts receivable. The Company anticipates that the accounts receivable will continue to grow, using working capital, as the Company continues to grow. Cash used in investing activities in the three months period ended March 31, 1999 was $7.5 million of capital expenditures. Cash provided by financing activities in the three month period ended March 31, 1999 of approximately $0.5 million primarily related to borrowings on the Company's available long term line of credit offset by repayments of notes payable.

At March 31, 1999, the Company had unused lines of credit totaling approximately $35 million. The Company believes that funds generated from operations, existing cash and the funds available under the credit facility will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future.

                       SITEL CORPORATION AND SUBSIDIARIES

YEAR 2000 ISSUE

The Year 2000 statement which follows is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law No. 105-271.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software and embedded system failures. Specifically, computational errors and system failures are a known risk with respect to dates after December 31, 1999. The Company has established a central Y2K compliance office that reports directly to the Chief Information Officer. Each of the Company's operating units have also designated information technology (IT) personnel to address the issues that the unit faces and to report to the central Y2K compliance office. The Company has implemented a system which allows it to track all IT and non-IT systems and facility functions for compliance with industry Y2K standards. This tracking system allows the Company to monitor and track each functional point as a single item grouped by how critical the item is in the Company's ability to perform its daily functions. Based on the output from this data and an analysis of the system reports, the Company believes that all functional points which are critical to the Company's functions have been identified and assessed. Further, the Company has developed a remediation plan for each item in this critical list. Part of the Company's remediation strategy is in concert with its efforts to acquire or develop new and innovative systems for its internal operations.

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

Phases - The Company is employing a four-phase, nine-process step Project Methodology that covers each aspect of Y2K compliance. The four phases are:

Phase 1           Assessment
Phase 2           Remediation
Phase 3           Verification and Testing
Phase 4           Implementation

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

The  Company  has  clearly  defined  each of the  process  steps in the  Project
Methodology. The Recognition/Awareness step included communication of the Y2K issues and their importance throughout the Company. The Inventory step included the identification and cataloging of each item that must be verified for compliance with Y2K processing. The Evaluation step involved the evaluation and categorization of the critical nature of each item based on established criteria. The Determination step includes making informed management decisions regarding the strategy to be taken for each individual item. The Remediation step involves repair of all components of a process that could improperly process dates. The Re-engineering step consists of rewriting and/or replacing whole units of software code. The Multi-level testing step involves the development of detailed testing criteria and the implementation of those testing plans. The Implementation step involves the coordination of the release of applications/systems into the live systems environment. The Post-implementation step will include the on-going monitoring of applications/systems that have been repaired and placed into the live systems environment.

The Company has completed the Recognition /Awareness, Inventory, and Evaluation process steps for all items. The Company estimates that approximately 60% of all items are entirely completed. Completed items are either compliant, will be retired prior to 2000, or are low priority items that do not affect business and will be addressed at a later time (work around processes will be implemented). In addition, the Company estimates that another 30% of all items that the Company believes it needs to complete to be Y2K compliant are in process steps within Phase 2 - Remediation, and a small number of items are in Phases 3 and 4.

Costs of Y2K Compliance - The Company currently estimates that the costs to become Y2K compliant will approximate $12-16 million. The Company currently anticipates that approximately 50% of these costs will be for hardware and software and the remainder will be primarily internal personnel costs. The Company estimates that it has incurred less than $7 million of these costs through March 31, 1999. The estimated hardware and software costs are included in the Company's definition of Y2K costs in cases where such expenditures have been accelerated in order to address Y2K issues. These are the Company's current cost estimates and they may change, perhaps materially.

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

As additional verification of readiness, the Company has contracted for an external Y2K program review. This work, which has been nearly completed, includes an independent third party review of the program to address Y2K issues in every region of the Company. This project is being undertaken to verify readiness as well as identify areas of additional need. The costs of the project and the dates on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, the Company's ability to implement compliance in certain critical areas and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. The severity of problems to be confronted by the Company for partial or complete non-compliance will depend on a variety of factors (such as the nature of the resulting problem and the speed with which it could be corrected or an alternative implemented) which are currently unknown. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of vendors and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Investments and Hedging Activities, was issued in June 1998. SFAS 133 establishes accounting standards for derivative instruments and for hedging activities. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates adopting this accounting pronouncement in the third quarter of 1999; however, management believes that it will not have a significant impact on the Company's consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES

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

                       SITEL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

            10.1  Amendment No. 1 to the Amended and Restated SITEL Corporation
                  1995 Non-Employee Directors Stock Option Plan
        (1) 10.2  SITEL Corporation 1999 Stock Incentive Plan
        (2) 10.3  Amendment No. 1 to the SITEL Corporation 1999 Stock Incentive
                  Plan
            27    Financial Data Schedule

     (b) Reports on Form 8-K. The Company did not file a Form 8-K during the quarter for which this report is filed.



--------------------------------------------
     (1)  Previously  filed  as  Exhibit  4.1  to  the  Company's   Registration
          Statement on Form S-8 (Registration No. 333-78241)
     (2)  Previously  filed  as  Exhibit  4.2  to  the  Company's   Registration
          Statement on Form S-8 (Registration No. 333-78241)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1999               SITEL Corporation

                                  By:  /s/ W. Gar Richlin
                                     -------------------------------------------
                                       W. Gar Richlin
                                       Executive Vice-President and Chief
                                       Financial Officer (Principal Financial
                                       Officer)

                                  EXHIBIT INDEX

      10.1 Amendment No. 1 to the Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan

  (1) 10.2    SITEL Corporation 1999 Stock Incentive Plan
  (2) 10.3    Amendment No. 1 to the SITEL Corporation 1999 Stock Incentive Plan
      27      Financial Data Schedule





--------------------------------------------
     (1)  Previously  filed  as  Exhibit  4.1  to  the  Company's   Registration
          Statement on Form S-8 (Registration No. 333-78241)

     (2)  Previously  filed  as  Exhibit  4.2  to  the  Company's   Registration
          Statement on Form S-8 (Registration No. 333-78241)