Form 10-Q
period 1999-06-30
SITEL CORP
filed 1999-08-13
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1999

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of July 31, 1999, the Company had 67,525,984 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets.............................  1

           Consolidated Condensed Statements of Income (Loss)................  2

           Consolidated Condensed Statements of Cash Flows...................  3

           Notes to Consolidated Condensed Financial Statements..............  4


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.................................. 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 22

PART II - OTHER INFORMATION

Item 2.  Changes in Securities............................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................. 23

Item 6.  Exhibits and Reports on Form 8-K.................................... 24

Signature.................................................................... 25

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                   ASSETS                          DECEMBER 31,       JUNE 30,
                                                                      1998              1999
                                                                      ----              ----
Current assets:                                                                      (unaudited)
     Cash and cash equivalents ..............................   $      14,472    $      16,235
     Trade accounts receivable (net of allowance
      for doubtful accounts of $ 3,970 and
      $4,071, respectively) .................................         129,809          143,102
     Prepaid expenses .......................................           5,257            7,962
     Other assets ...........................................           6,024            6,444
     Deferred income taxes ..................................           1,658            2,365
                                                                -------------    -------------
         Total current assets ...............................         157,220          176,108
Property and equipment, net .................................         125,615          118,980
Deferred income taxes .......................................          15,425           14,805
Goodwill, net ...............................................          93,288           87,477
Other assets ................................................          14,062           14,509
                                                                -------------    -------------
         Total assets .......................................   $     405,610    $     411,879
                                                                =============    =============

                       LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable ...........................................   $      30,545    $      21,614
     Current portion of long-term debt ......................           3,671            3,629
     Current portion of capitalized lease
       obligations ..........................................           3,650            2,144
     Trade accounts payable .................................          30,784           28,740
     Income taxes payable ...................................           3,875            2,467
     Accrued compensation ...................................          15,620           24,765
     Accrued operating expenses .............................          23,527           24,753
     Deferred revenue and other .............................           3,888           16,920
                                                                -------------    -------------
         Total current liabilities ..........................         115,560          125,032
Long-term debt, excluding current portion ...................         107,027          112,735
Capitalized lease obligations, excluding current
  portion ...................................................           9,210            9,093
Deferred compensation .......................................           1,591            1,666

Minority interest ...........................................          10,368            3,867

Stockholders' equity:
     Common  stock,  voting,  $.001 par  value 200,000,000
       shares  authorized, 64,399,645 and 67,481,866 shares
       issued and outstanding, in 1998 and 1999, respectively              64               67
     Paid-in capital ........................................         157,892          164,695
     Accumulated other comprehensive (loss) .................          (4,428)         (12,627)
     Retained earnings ......................................           8,326            7,351
                                                                -------------    -------------
         Total stockholders' equity .........................         161,854          159,486
                                                                -------------    -------------
         Total liabilities and stockholders' equity .........   $     405,610    $     411,879
                                                                =============    =============

     The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                        For The Three Months Ended    For The Six Months Ended
                                                       June 30, 1998  June 30, 1999  June 30, 1998  June 30, 1999
                                                       -------------  -------------  -------------  -------------

(in thousands, except per share data)
Revenues ............................................     $ 147,307    $ 177,996     $ 285,055      $ 342,181
                                                          ---------    ---------     ---------      ---------
Operating expenses:
     Cost of services ...............................        82,585       95,343       160,405        183,808
     Selling, general and administrative
          expenses ..................................        61,096       77,989       115,768        152,371
     Restructuring expenses .........................         6,607           --         6,607             --
                                                          ---------    ---------     ---------      ---------
                    Total operating expense .........       150,288      173,332       282,780        336,179
                                                          ---------    ---------     ---------      ---------
                   Operating income (loss) ..........        (2,981)       4,664         2,275          6,002
Other income (expense):
     Interest expense, net ..........................        (3,375)      (2,994)       (5,965)        (6,150)
     Other income, net ..............................            34           57           169            120
                                                          ---------    ---------     ---------      ---------
Income (loss) before income taxes
     and minority interest ..........................        (6,322)       1,727        (3,521)           (28)

Income tax expense (benefit) ........................        (1,878)       1,086          (761)           883
Minority interest ...................................            31          133          (263)            64
                                                          ---------    ---------     ---------      ---------

Net income (loss) from continuing operations ........        (4,475)         508        (2,497)          (975)
Extraordinary loss on refinancing of debt,
  net of taxes ......................................            --           --           514             --
                                                          ---------    ---------     ---------      ---------
Net income (loss) ...................................     $  (4,475)   $     508     $  (3,011)     $    (975)
                                                          =========    =========     =========      =========

Income (loss) from continuing operations per common share:
  Basic .............................................     $   (0.07)   $    0.01     $   (0.04)     $   (0.01)
  Diluted ...........................................     $   (0.07)   $    0.01     $   (0.04)     $   (0.01)
Income (loss) per common share:
  Basic .............................................     $   (0.07)   $    0.01     $   (0.05)     $   (0.01)
  Diluted ...........................................     $   (0.07)   $    0.01     $   (0.05)     $   (0.01)
Weighted average common shares outstanding:
  Basic .............................................        63,871       65,917        63,584         65,383
  Diluted ...........................................        63,871       72,197        63,584         65,383

     The accompanying notes are an integral part of the consolidated condensed financial statements

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For Six Months Ended
  (dollars in thousands)                                           June 30, 1998   June 30, 1999
                                                                   -------------   -------------
Net income (loss) ................................................   $  (3,011)   $    (975)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization ....................................      19,551       22,448
Extraordinary loss on refinancing of debt ........................         792           --
Gain on marketable securities ....................................        (208)          --
Restructuring provision ..........................................       6,607           --
Change in assets and liabilities:
    Trade accounts receivable ....................................     (21,247)     (18,267)
    Other assets .................................................      (1,400)      (3,082)
    Trade accounts payable .......................................      (4,969)      (1,115)
    Other liabilities ............................................      11,352       24,007
                                                                     ---------    ---------
         Net cash provided by operating activities ...............       7,467       23,016
                                                                     ---------    ---------
Cash flows from investing activities:
     Purchases of property and equipment .........................     (23,986)     (19,784)
     Proceeds from sale-leasebacks of facilities .................       9,397           --
     Acquisition of businesses, net of cash acquired .............      (2,355)          --
     Sale of marketable securities ...............................         257           --
     Changes in other assets, net ................................        (209)          --
                                                                     ---------    ---------
         Net cash used in investing activities ...................     (16,896)     (19,784)
                                                                     ---------    ---------
Cash flows from financing activities:
     Borrowings on note payable ..................................      13,664        3,296
     Repayments of note payable ..................................      (2,866)     (11,266)
     Borrowings on long-term debt ................................     127,339       18,935
     Repayment of long-term debt and capitalized lease obligations    (131,541)     (14,668)
     Capital contribution from subsidiary shareholder ............       1,400           --
     Sale of stock of subsidiaries ...............................       6,541           --
     Other .......................................................           2          (27)
                                                                     ---------    ---------
         Net cash provided by (used in) financing activities .....      14,539       (3,730)
                                                                     ---------    ---------
Effect of exchange rates on cash .................................        (698)       2,261
                                                                     ---------    ---------
         Net increase in cash ....................................       4,412        1,763
Cash and cash equivalents, beginning of period ...................      24,285       14,472
                                                                     ---------    ---------
Cash and cash equivalents, end of period .........................   $  28,697    $  16,235
                                                                     =========    =========

Supplemental schedule of non-cash financing and investing activities:

The Company issued approximately 41,000 and 2,205,333 shares of the Company's common stock in connection with acquisitions in the first six months of 1998 and 1999, respectively.

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

3.       COMPREHENSIVE LOSS:

The Company's comprehensive loss was $4,170,000 and $2,613,000 for the three month periods ended June 30, 1998 and 1999, respectively, and $4,029,000 and $9,174,000 for the six month periods ended June 30, 1998 and 1999, respectively. The difference between the Company's reported net income (loss) and comprehensive loss for those periods is primarily due to the change in the currency exchange adjustment. The accumulated other comprehensive loss included in the Company's Consolidated Condensed Balance Sheet at December 31, 1998 and June 30, 1999 is primarily the accumulated currency exchange adjustment.

4.       RESTRUCTURING:

In the second quarter of 1998, the Company recorded a $6.6 million charge for restructuring expenses primarily related to its European operations. Included in that charge were severance and other costs of $6.4 million related to statutory or contractual severance and other costs for approximately 270 employees. The restructuring expenses also included $0.2 million for the cost of excess leased facilities. The amount of severance and other costs paid during 1998 and the six month period ended June 30, 1999 was approximately $5.2 million.

5.       ACQUISITION OF MINORITY INTEREST:

In June 1999, the Company acquired minority interests of certain of its Asia-Pacific subsidiaries by issuing approximately 2.2 million shares of the Company's common stock to Lend Lease Securities and Investments Pty Limited and Lend Lease International Pty Limited (collectively "Lend Lease"). Additionally, Lend Lease purchased approximately 1.5 million of the Company's common stock for approximately $4.5 million in cash from two SITEL Corporation shareholders in a related transaction. The shares issued by the Company were valued at approximately $6.6 million, based on quoted market prices of the Company's stock. There was no goodwill recorded on the acquisition of the minority interests as the carrying value of the minority interests approximated the fair value of consideration issued in the transaction.

6.       STOCK OPTION PLANS:

On May 6, 1999, the Company's stockholders approved the 1999 Stock Incentive Plan, as amended (the "1999 Plan"). Under the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance unit awards, stock bonus awards and other stock-based awards to eligible employees, consultants and directors. The 1999 Plan limits the aggregate number of shares of common stock which may be issued under the Plan's various forms of stock awards to 7,000,000 shares.
Through June 30, 1999, the Company had granted options to purchase 218,000 shares of common stock under the 1999 Plan, at exercise prices equal to the quoted market price of the Company on the date of the grant. No other types of awards have been made under the Plan through June 30, 1999.

On June 3, 1999, the Company's board of directors amended the Company's Stock Option Plan (for replacement of EEBs) and Stock Option Plan for Replacement of Existing Options (collectively, the "Plans") and the Compensation Committee amended the terms of approximately 6.3 million outstanding and fully-vested stock options issued under the Plans. The amended options were held by persons currently employed or serving as consultant to the Company. The amendment to the Plans permitted the Company to extend the expiration date of the options to up to ten years after the original grant date. The amendment to the certain options extended their expiration date from May 29, 2000 to May 29, 2001. All other contractual terms of the options were unchanged. The quoted market price of the Company's common stock on the date of the modification was less than the sum of the exercise price of the options and previously recognized compensation expense recorded upon the initial grant of the options. Consequently, no compensation expense was recorded for the amendment of the options.

7.       SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Company's 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

(1) Condensed consolidating financial statements as of December 31, 1998 and June 30, 1999, and for the three and six months ended June 30, 1998 and 1999 of
(a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

(2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and

(3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                  GUARANTOR    NONGUARANTOR
                                       PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                       ------    ------------  ------------   ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents ..........   $   2,410   $   1,190   $  10,872      $      --    $  14,472
Trade accounts receivable, net .....      33,676      33,179      75,540        (12,586)     129,809
Prepaid expenses and other
     current assets ................       2,956         241       9,742             --       12,939
                                       ---------   ---------   ---------      ---------    ---------
Total current assets ...............      39,042      34,610      96,154        (12,586)     157,220
Property and equipment, net ........      31,302      22,523      71,790             --      125,615
Deferred income taxes ..............       9,390          --       6,035             --       15,425
Goodwill, net ......................       1,537      21,021      70,730             --       93,288
Other assets .......................      10,805         126       3,131             --       14,062
Investments in subsidiaries ........     188,690      88,293          --       (276,983)          --
Notes receivable, intercompany .....          --      28,833          --        (28,833)          --
                                       ---------   ---------   ---------      ---------    ---------
     Total assets ..................   $ 280,766   $ 195,406   $ 247,840      $(318,402)   $ 405,610
                                       =========   =========   =========      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable ......................   $      --   $      --   $  30,545      $      --    $  30,545
Current portion of long-term debt ..       2,136          --       1,535             --        3,671
Current portion of
     capitalized lease obligations .         328          81       3,241             --        3,650
Trade accounts payable .............       1,338       1,655      40,377        (12,586)      30,784
Accrued expenses and other
     current liabilities ...........       9,963       4,922      32,025             --       46,910
                                       ---------   ---------   ---------      ---------    ---------
     Total current liabilities .....      13,765       6,658     107,723        (12,586)     115,560
Long-term debt, excluding
     current portion ...............     103,556          --       3,471             --      107,027
Capitalized lease obligations,
     excluding current portion .....          --          58       9,152             --        9,210

Notes payable, intercompany
     and other .....................          --          --      28,833        (28,833)          --
Deferred compensation ..............       1,591          --          --             --        1,591

Minority interest ..................          --          --      10,368             --       10,368

Stockholders' equity ...............     161,854     188,690      88,293       (276,983)     161,854
                                       ---------   ---------   ---------      ---------    ---------
     Total liabilities and
       stockholders' equity .......... $ 280,766   $ 195,406   $ 247,840      $(318,402)   $ 405,610
                                       =========   =========   =========      =========    =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

7.       SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                        GUARANTOR    NONGUARANTOR
                                                             PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                             ------    ------------  ------------   ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents ...............................   $   4,483   $   1,797   $   9,955       $      --      $  16,235
Trade accounts receivable, net ..........................      59,907      34,943      80,321         (32,069)       143,102
Prepaid expenses and other current
  assets ................................................       2,886         198      13,687              --         16,771
                                                            ---------   ---------   ---------       ---------      ---------
     Total current assets ...............................      67,276      36,938     103,963         (32,069)       176,108

Property and equipment, net .............................      27,645      23,145      68,190              --        118,980
Deferred income taxes ...................................       8,437          --       6,368              --         14,805
Goodwill, net ...........................................       1,492      20,570      65,415              --         87,477
Other assets ............................................      12,145         143       2,221              --         14,509
Investments in subsidiaries .............................     177,669      89,323          --        (266,992)            --
Notes receivable, intercompany ..........................          --      19,978          --         (19,978)            --
                                                            ---------   ---------   ---------       ---------      ---------
     Total assets .......................................   $ 294,664   $ 190,097   $ 246,157       $(319,039)     $ 411,879
                                                            =========   =========   =========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable ...........................................   $      --   $      --   $  21,614       $      --      $  21,614
Current portion of long-term debt .......................         884          --       2,745              --          3,629
Current portion of capitalized lease
  obligations ...........................................         153          76       1,915              --          2,144
Trade accounts payable ..................................       6,877       3,065      50,867         (32,069)        28,740
Accrued expenses and other current
  liabilities ...........................................      20,598       9,274      39,033              --         68,905
                                                            ---------   ---------   ---------       ---------      ---------
     Total current liabilities ..........................      28,512      12,415     116,174         (32,069)       125,032

Long-term debt, excluding current portion ...............     105,000          --       7,735              --        112,735
Capitalized lease obligations, excluding current
     portion ............................................          --          13       9,080              --          9,093
Notes payable, intercompany and other ...................          --          --      19,978         (19,978)            --
Deferred compensation ...................................       1,666          --          --              --          1,666

Minority interest .......................................          --          --       3,867              --          3,867

Stockholders' equity ....................................     159,486     177,669      89,323        (266,992)       159,486
                                                            ---------   ---------   ---------       ---------      ---------
     Total liabilities and stockholders' equity .........   $ 294,664   $ 190,097   $ 246,157       $(319,039)     $ 411,879
                                                            =========   =========   =========       =========      =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

7.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                               GUARANTOR    NONGUARANTOR
                                     PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                     ------   ------------  ------------  ------------  ------------
Revenues .......................   $  36,259    $  45,810    $  65,238    $      --     $ 147,307
                                   ---------    ---------    ---------    ---------     ---------
Operating expenses:
Cost of services ...............      18,932       25,001       38,652           --        82,585
Selling, general and
     administrative expenses ...      17,198       15,730       28,168           --        61,096
Restructuring expenses .........          --           --        6,607           --         6,607
                                   ---------    ---------    ---------    ---------     ---------
Total operating
  expenses .....................      36,130       40,731       73,427           --       150,288
                                   ---------    ---------    ---------    ---------     ---------
Operating income ...............         129        5,079       (8,189)          --        (2,981)

Other income (expense):
Equity in earnings (losses)
   of subsidiaries, net of tax .      (3,111)      (6,711)          --        9,822            --
Intercompany charges ...........          65          440         (505)          --            --
Interest expense, net ..........      (2,467)          20         (928)          --        (3,375)
Other income (expense) .........          33           (1)           2           --            34
                                   ---------    ---------    ---------    ---------     ---------
Total other income (expense) ...      (5,480)      (6,252)      (1,431)       9,822        (3,341)
                                   ---------    ---------    ---------    ---------     ---------
Income (loss) before income
     taxes and minority
     interest ..................      (5,351)      (1,173)      (9,620)       9,822        (6,322)

Income tax expense
  (benefit) ....................        (876)       1,938       (2,940)          --        (1,878)

Minority interest ..............          --           --           31           --            31
                                   ---------    ---------    ---------    ---------     ---------
Net income (loss) ..............   $  (4,475)   $  (3,111)   $  (6,711)   $   9,822     $  (4,475)
                                   =========    =========    =========    =========     =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

7.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                GUARANTOR    NONGUARANTOR
                                     PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                     ------    ------------  ------------  ------------  ------------
Revenues ........................   $  41,084    $  50,968    $  85,944    $      --      $ 177,996
                                    ---------    ---------    ---------    ---------      ---------
Operating expenses:
Cost of services ................      17,575       29,841       47,927           --         95,343
Selling, general and
  administrative expenses .......      23,268       15,859       38,862           --         77,989
                                    ---------    ---------    ---------    ---------      ---------
     Total operating expenses ...      40,843       45,700       86,789           --        173,332
                                    ---------    ---------    ---------    ---------      ---------

Operating income ................         241        5,268         (845)          --          4,664

Other income (expense):
Equity in earnings (losses)
  of subsidiaries, net of tax ...       1,999       (1,700)          --         (299)            --
Intercompany charges ............          48          438         (486)          --             --
Interest expense, net ...........      (2,506)         (16)        (472)          --         (2,994)
Other income (expense) ..........          93           --          (36)          --             57
                                    ---------    ---------    ---------    ---------      ---------
     Total other income (expense)        (366)      (1,278)        (994)        (299)        (2,937)
                                    ---------    ---------    ---------    ---------      ---------
Income (loss) before income
  taxes and minority interest ...        (125)       3,990       (1,839)        (299)         1,727

Income tax expense (benefit) ....        (633)       1,991         (272)          --          1,086

Minority interest ...............          --           --          133           --            133
                                    ---------    ---------    ---------    ---------      ---------
     Net income (loss) ..........   $     508    $   1,999    $  (1,700)   $    (299)     $     508
                                    =========    =========    =========    =========      =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

7.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                     GUARANTOR    NONGUARANTOR
                                           PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ------   ------------  ------------  ------------  ------------
Revenues .............................   $  70,331    $  86,816    $ 127,908    $      --      $ 285,055
                                         ---------    ---------    ---------    ---------      ---------
Operating expenses:

Cost of services .....................      36,892       48,347       75,166           --        160,405
Selling, general and
  administrative expenses ............      32,322       30,056       53,390           --        115,768
Restructuring expenses ...............          --           --        6,607           --          6,607
                                         ---------    ---------    ---------    ---------      ---------
     Total operating expenses ........      69,214       78,403      135,163           --        282,780
                                         ---------    ---------    ---------    ---------      ---------

Operating income (loss) ..............       1,117        8,413       (7,255)                      2,275

Other income (expense):
Equity in earnings (losses)
  of subsidiaries, net of tax ........      (1,330)      (6,874)          --        8,204             --
Intercompany charges .................         121          876         (997)          --             --
Interest expense, net ................      (3,580)        (760)      (1,625)          --         (5,965)
Other income (expense) ...............         168           (1)           2           --            169
                                         ---------    ---------    ---------    ---------      ---------
     Total other income (expense) ....      (4,621)      (6,759)      (2,620)       8,204         (5,796)
                                         ---------    ---------    ---------    ---------      ---------
Income (loss) before income
     taxes and minority interest .....      (3,504)       1,654       (9,875)       8,204         (3,521)

Income tax expense (benefit) .........      (1,007)       2,984       (2,738)          --           (761)

Minority interest (income) ...........          --           --         (263)          --           (263)
                                         ---------    ---------    ---------    ---------      ---------
Net income (loss)  from
   continuing operations .............      (2,497)      (1,330)      (6,874)       8,204         (2,497)

Extraordinary loss on
   refinancing of debt, net of taxes .         514           --           --           --            514
                                         ---------    ---------    ---------    ---------      ---------
     Net income (loss) ...............   $  (3,011)   $  (1,330)   $  (6,874)   $   8,204      $  (3,011)
                                         =========    =========    =========    =========      =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

7.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                 GUARANTOR   NONGUARANTOR
                                      PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                      ------   ------------  ------------  ------------   ------------

Revenues ........................   $  78,873    $ 100,839    $ 162,469    $      --      $ 342,181
                                    ---------    ---------    ---------    ---------      ---------
Operating expenses:
Cost of services ................      34,122       59,479       90,207           --        183,808
Selling, general and
     administrative expenses ....      45,916       31,330       75,125           --        152,371
                                    ---------    ---------    ---------    ---------      ---------
     Total operating expenses ...      80,038       90,809      165,332           --        336,179
                                    ---------    ---------    ---------    ---------      ---------

Operating income (loss) .........      (1,165)      10,030       (2,863)                      6,002

Other income (expense):
Equity in earnings (losses)
  of subsidiaries, net of tax ...       2,493       (4,109)          --        1,616             --
Intercompany charges ............          98          941       (1,039)          --             --
Interest expense, net ...........      (4,224)        (814)      (1,112)          --         (6,150)
Other income (expense) ..........         167           --          (47)          --            120
                                    ---------    ---------    ---------    ---------      ---------
     Total other income (expense)      (1,466)      (3,982)      (2,198)       1,616         (6,030)
                                    ---------    ---------    ---------    ---------      ---------
Income (loss) before income
  taxes and minority interest ...      (2,631)       6,048       (5,061)       1,616            (28)


Income tax expense (benefit) ....      (1,656)       3,555       (1,016)          --            883

Minority interest ...............          --           --           64           --             64
                                    ---------    ---------    ---------    ---------      ---------
     Net income (loss) ..........   $    (975)   $   2,493    $  (4,109)   $   1,616      $    (975)
                                    =========    =========    =========    =========      =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

7.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                              GUARANTOR    NONGUARANTOR
                                   PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                   ------    ------------  ------------  ------------   ------------
Net cash provided by (used in)
     operating activities ....   $  (2,010)   $  10,570    $  (1,093)   $      --       $   7,467
                                 ---------    ---------    ---------    ---------       ---------
Cash flows from investing
  activities:
Investments in subsidiaries ..       2,335       (5,924)          --        3,589              --
Dividend on common stock .....          --       10,000           --      (10,000)             --
Purchases of property and
     equipment ...............      (7,290)      (5,075)     (11,621)          --         (23,986)
Acquisition of subsidiary ....          --           --       (2,355)          --          (2,355)
Proceeds from sales of
     property and equipment ..       9,397           --           --           --           9,397
Sale of marketable
     securities ..............         257           --           --           --             257
Changes in other assets ......          --           --         (209)          --            (209)
                                 ---------    ---------    ---------    ---------       ---------
Net cash provided by (used in)
     investing activities ....       4,699         (999)     (14,185)      (6,411)        (16,896)
                                 ---------    ---------    ---------    ---------       ---------
Cash flows from financing
  activities:
Borrowings on notes payable ..          --           --       13,664           --          13,664
Repayments of notes payable ..          --           --       (2,866)          --          (2,866)
Borrowings on long-term debt .     124,478           --        2,861           --         127,339
Repayment of long-term debt
     and capital lease
     obligations .............    (128,124)          --       (3,417)          --        (131,541)
Net capital contribution
     from parent .............          --       (2,335)       5,924       (3,589)             --
Net borrowings and payments
     on note to parent .......          --       (7,295)       7,295           --              --
Dividend on common stock .....          --           --      (10,000)      10,000              --
Capital contribution from
     subsidiary shareholder ..          --           --        1,400           --           1,400
Sale of stock of subsidiaries           --           --        6,541           --           6,541
Other ........................           2           --           --           --               2
                                 ---------    ---------    ---------    ---------       ---------
Net cash provided by (used in)
     financing activities ....      (3,644)      (9,630)      21,402        6,411          14,539
                                 ---------    ---------    ---------    ---------       ---------
Effect of exchange rates on
     cash ....................          --           --         (698)          --            (698)
                                 ---------    ---------    ---------    ---------       ---------
Net decrease in cash .........        (955)         (59)       5,426           --           4,412

Cash and cash equivalents,
     beginning of period .....      11,514        2,075       10,696           --          24,285
                                 ---------    ---------    ---------    ---------       ---------
Cash and equivalents, end of
     period ..................   $  10,559    $   2,016    $  16,122    $      --       $  28,697
                                 =========    =========    =========    =========       =========

                       SITEL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS

7.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                   GUARANTOR    NONGUARANTOR
                                         PARENT   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         ------   ------------  ------------   ------------   ------------
Net cash provided by (used in)
     operating activities ...........   $ (7,804)   $ 17,133    $ 13,687        $     --        $ 23,016
                                        --------    --------    --------        --------        --------
Cash flows from investing activities:
Investments in subsidiaries .........     14,897       2,684          --         (17,581)             --

Purchases of property and equipment .     (4,961)     (4,313)    (10,510)             --         (19,784)
                                        --------    --------    --------        --------        --------
Net cash provided by (used in)
     investing activities ...........      9,936      (1,629)    (10,510)        (17,581)        (19,784)
                                        --------    --------    --------        --------        --------
Cash flows from financing activities:
Borrowings on notes payable .........         --          --       3,296              --           3,296
Repayments of notes payable .........         --          --     (11,266)             --         (11,266)
Borrowings on long-term debt ........     13,000          --       5,935              --          18,935
Repayment of long-term debt
     and capital lease
     obligations ....................    (13,032)         --      (1,636)             --         (14,668)
Net capital contribution
     from (to) parent ...............         --     (14,897)     (2,684)         17,581              --
Other ...............................        (27)         --          --              --             (27)
                                        --------    --------    --------        --------        --------
Net cash provided by (used in)
     financing activities ...........        (59)    (14,897)     (6,355)         17,581          (3,730)
                                        --------    --------    --------        --------        --------
Effect of exchange rates on cash ....         --          --       2,261              --           2,261
                                        --------    --------    --------        --------        --------
Net decrease in cash ................      2,073         607        (917)             --           1,763
Cash and cash equivalents,
     beginning of period ............      2,410       1,190      10,872              --          14,472
                                        --------    --------    --------        --------        --------
Cash and equivalents, end of
     period .........................   $  4,483    $  1,797    $  9,955        $     --        $ 16,235
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

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                             1998 (1)               1999                     1998 (1)                1999
                                     ------------------     ------------------     ----------------------    --------------------

Revenues .........................   $ 147,307      100%    $ 177,996      100%    $ 285,055         100%    $ 342,181       100%
                                     --------------------   --------------------   ------------------------  ----------------------
Operating expenses:
   Cost of services ..............      82,585       56.1%     95,343       53.6%    160,405          56.3%    183,808        53.7%
   Selling, general, and
     administrative expenses .....      61,096       41.5%     77,989       43.8%    115,768          40.6%    152,371        44.5%
   Restructuring .................       6,607        4.4%         --        0.0%      6,607           2.3%         --         0.0%
                                     --------------------   --------------------   ------------------------  ----------------------
         Total operating expenses      150,288      102.0%    173,332       97.4%    282,780          99.2%    336,179        98.2%
                                     --------------------   --------------------   ------------------------  ----------------------

          Operating income (loss)       (2,981)      (2.0)%     4,664        2.6%      2,275           0.8%      6,002         1.8%

Interest income (expense), net ...      (3,375)      (2.3)%    (2,994)      (1.6)%    (5,965)         (2.1)%    (6,150)       (1.8)%
Other income (expense) ...........          34        0.0 %        57        0.0%        169           0.1 %       120         0.0 %
                                     --------------------   --------------------     ------------------------  ---------------------
Income (loss) before
income taxes and minority interest      (6,322)      (4.3)%     1,727        1.0%     (3,521)         (1.2)%       (28)       (0.0)%
Income tax expense (benefit) .....      (1,878)      (1.3)%     1,086        0.6%       (761)         (0.2)%       883         0.3%
Minority interest (income) .......          31        0.0%        133        0.1%       (263)         (0.1)%        64         0.0%
                                     --------------------   --------------------     ------------------------  ---------------------
Net income (loss) from
  continuing operations ..........      (4,475)      (3.0)%       508        0.3%     (2,497)         (0.9)%      (975)       (0.3)%
Extraordinary loss on
  refinancing of debt, net
  of taxes .......................          --        0.0%         --        0.0%        514           0.2 %        --         0.0%
                                     --------------------   --------------------   ------------------------    --------------------
Net income (loss) ................   $  (4,475)      (3.0)% $     508        0.3%  $  (3,011)         (1.1)%   $  (975)       (0.3)%
                                     ====================   ====================   =======================     ===================

(1) Includes restructuring expenses. Excluding those expenses, operating income, net income, basic income per share and diluted income per share were $3.6 million, $84,000, $0.00 and $0.00 for the three month period ended June 30, 1998 and $8.9 million, $1.5 million, $0.03 and $0.02 for the six month period ended June 30, 1998.

                       SITEL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

REVENUES:

Revenues increased $30.7 million, or 20.8%, to $178.0 million in the three months ended June 30, 1999 from $147.3 million in the three months ended June 30, 1998. Of this increase, $26.6 million was attributable to services initiated for new clients and approximately $4.1 million was attributable to increased revenues from existing clients. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:

Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities. Cost of services increased $12.8 million, or 15.4%, to $95.3 million in the three months ended June 30, 1999 from $82.6 million in the three months ended June 30, 1998. As a percentage of revenues, cost of services decreased to 53.6% in the second quarter of 1999 from 56.1% in the second quarter of 1998. The decrease was primarily attributable to certain technology revenues from a large client where the costs associated with those revenues are included in selling, general and administrative expenses. Excluding the impact of this particular item, cost of services as a percentage of revenues would have decreased to 55.8% for the three months ended June 30, 1999 from 56.1% in the second quarter of 1998. The decrease as a percent of revenue was primarily attributable to the increase in revenue in the second quarter in several business units combined with increased call center efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses represents expenses incurred to directly support and manage the operations, including cost of management, administration, facilities expenses, depreciation and amortization, maintenance, sales and marketing activities, and client support services. Selling, general and administrative expenses increased $16.9 million, or 27.6%, to $78.0 million in the three months ended June 30, 1999 from $61.1 million in the three months ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 43.8% in the second quarter of 1999 from 41.5% in the second quarter of 1998. Approximately $7.1 million of this increase was directly attributed to the technology costs for a large client noted above, and $2.4 million was related to re-engineering costs in the United Kingdom, and severance and consolidation costs in the Asia Pacific region.

OPERATING INCOME (LOSS):

Operating income (loss) increased to $4.7 million in the three months ended June 30, 1999 from $(3.0) million in the three months ended June 30, 1998. As a percentage of revenues, operating income increased to 2.6% in the second quarter of 1999 from (2.0%) in the second quarter 1998. Excluding the restructuring expenses in 1998, operating income increased $1.0 million for the three months ended June 30, 1999 from $3.6 million in the second quarter of 1998. This increase was primarily the result of the Company's revenue growth and increased call center efficiencies.

INTEREST EXPENSE, NET:

Interest expense, net of interest income, decreased to $3.0 million in the three months ended June 30, 1999 from $3.4 million in the three months ended June 30, 1998. This decrease was primarily due to lower outstanding borrowings during the period.

INCOME TAX EXPENSE (BENEFIT):

Income tax expense (benefit) for the three months ended June 30, 1999 was $1.1 million compared to a benefit of $(1.9) million in the three months ended in June 30, 1998. Excluding the restructuring expenses, income tax expense was $0.2 million for the second quarter of 1998. The income tax expense as a percent of income before income taxes and minority interest, excluding restructuring expenses and related tax effects, increased to 62.9% in the three months ended June 30, 1999 from 60.0% in the three months ended June 30, 1998, primarily due to the impact of non-deductible expenses associated with acquisitions combined with increased operating income.

NET INCOME (LOSS):

For the reasons discussed above, net income increased to $0.5 million in the three months ended June 30, 1999 from $(4.5) million loss in the three months ended June 30, 1998. Excluding the restructuring expenses and the related tax effects, net income was $0.1 million in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

REVENUES:

Revenues increased $57.1 million, or 20%, to $342.2 million in the six months ended June 30, 1999 from $285.1 million in the six months ended June 30, 1998. Of this increase, $41.1 million was attributable to services initiated for new clients and approximately $16.0 million was attributable to increased revenues from existing clients. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:

Cost of services increased $23.4 million, or 14.6%, to $183.8 million in the six months ended June 30, 1999, from $160.4 million in the six months ended June 30, 1998. As a percentage of revenues, cost of services decreased to 53.7% in the first six months of 1999 from 56.3% in the first six months of 1998. The decrease was primarily attributable to certain revenues for a large client where the costs associated with those revenues are included in selling, general and administrative expenses. Excluding the impact of this particular item, cost of services as a percentage of revenues would have been 56.3% for the six months ended June 30, 1999 compared to 56.3% in the first six months of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses increased $36.6 million, or 31.6%, to $152.4 million in the six months ended June 30, 1999 from $115.8 million in the six months ended June 30, 1998. This increase was primarily a result of the Company's continued growth both internally and through acquisition. As a percentage of revenues, selling, general and administrative expenses increased to 44.5% in the first six months of 1999 from 40.6% in the first six months of 1998. Approximately $15.4 million of this increase was directly attributed to the technology costs for a large client noted above. Excluding the impact of these technology costs, selling, general and administrative expense increased to 41.9% in the first six months of 1999. This increase was primarily attributable to re-engineering costs in the United Kingdom, severance and consolidation costs in the Asia Pacific region and inefficiencies related to declines in certain North America and United Kingdom operations.

OPERATING INCOME:

Operating income increased to $6.0 million in the six months ended June 30, 1999 from $2.3 million in the six months ended June 30, 1998. This increase was primarily due to the restructuring expenses in 1998 and the increase in selling, general and administrative expenses as a percentage of revenues as noted above. Excluding the restructuring expense, operating income was $8.9 million for the six months ended June 30, 1998.

INTEREST EXPENSE, NET:

Interest expense, net of interest income, increased to $6.2 million in the six months ended June 30, 1999 from $6.0 million in the six months ended June 30, 1998. This increase was primarily due to higher interest rates associated with the issuance of the Company's 9.25% Senior Subordinated Notes in March, 1998, which refunded debt that had variable short term interest rates. Also contributing to the increase in interest expense was increased borrowings utilized to support the Company's growth.

INCOME TAX EXPENSE (BENEFIT):

Income tax expense (benefit) for the six months ended June 30, 1999 was $0.9 million compared to a benefit of $(0.8) million in the six months ended June 30, 1998. This increase is primarily due to the impact of non-deductible expenses associated with acquisitions combined with higher operating income. Excluding the restructuring expenses, income tax expense was $1.3 million for the six months ended June 30, 1998.

NET LOSS FROM CONTINUING OPERATIONS AND NET LOSS:

For the reasons discussed above, net loss from continuing operations decreased to $1.0 million in the six months ended June 30, 1999 from $2.5 million in the six months ended June 30, 1998. After the extraordinary loss on refinancing of debt, net loss decreased $2.0 million in the six months ended June 30, 1999 from $3.0 million for the six months ended June 30, 1998. Excluding the restructuring expenses and the related tax effects, net income from continuing operations and net income for the six months ended June 30, 1998, was $2.1 million and $1.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was approximately $23.0 million during the six month period ended June 30, 1999. This was primarily the result of noncash charges and an increase in accrued liabilities which was partially offset by an increase in accounts receivable. The Company anticipates that the accounts receivable will continue to grow, using working capital, as the Company continues to grow. Cash used in investing activities in the six months ended June 30, 1999 of approximately $19.8 million was primarily related to capital expenditures. Cash used in financing activities in the six months ended June 30, 1999 of approximately $3.7 million primarily related to repayments of the Company's notes payable.

At  June  30,  1999,  the  Company  had  available   lines  of  credit  totaling
approximately $25 million. The Company believes that funds generated from operations, existing cash and the funds available under the credit facility will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future.

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

IT issues - The Company is moving all of its IT systems into a state of readiness for the year 2000. The Company believes that it is making satisfactory progress to ensure that it will be ready with all IT systems by the end of December 1999. Internal systems represent approximately 28% of the overall effort in the IT applications area. The remaining 72% of the overall effort in the IT area is in the interface and integration of external client and vendor application systems. The Company has implemented a three-step process of contacting significant vendors and clients to request information about the status of their Y2K compliance efforts. In addition to communicating with significant vendors, the Company is testing certain critical vendor application systems for Y2K compliance. The Company has an initiative that will identify mitigation and contingency plans at both the business and technical IT levels. This initiative is scheduled to be completed by September 30, 1999. In addition to communicating with significant clients, the Company's strategy to deal with non-compliant external client customer data is a windowing technique that will enable such data to be used by the Company's systems.

Non IT issues (facilities) - Non-IT issues, with few exceptions, have been classified into a non-critical category. The few exceptions include dial tone for the Company's telephony and power from the Company's energy providers. The Company has included these functional points in the critical category for purposes of scheduling. Based on communications with providers of these services, the Company believes that these services will not be interrupted by Year 2000 failures. The Company's contingency plan for the loss of power includes generator systems in the Company's major facilities. The Company's contingency plan for loss of dial tone includes the distribution of network services across several providers. This will allow the Company to minimally maintain its service levels in the event of a failure. The Company believes that it is making satisfactory progress to ensure that all facility related issues will be compliant by the end of December 1999.

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

                              Phase1           Phase 2        Phase 3     Phase 4
                              Verification/
Process Steps                 Assessment       Remediation    Testing     Implementation
----------------------------------------------------------------------------------------
1.  Recognition/Awareness           X                 X            X            X
2.  Inventory                       X
3.  Evaluation                      X
4.  Determination                   X
5.  Remediation                     X
6.  Re-engineering                                    X
7.  Multi-level testing             X                 X            X            X
8.  Implementation                                                              X
9.  Post-implementation                                                         X

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

The Company has completed the Recognition /Awareness, Inventory, and Evaluation process steps for all items. The Company estimates that approximately 84% of all items are entirely completed. Completed items are either compliant, will be retired prior to 2000, or are low priority items that do not affect business and will be addressed at a later time (work around processes will be implemented). In addition, the Company estimates that another 8% of all items that the Company believes it needs to complete to be Y2K compliant are in process steps within Phase 2 - Remediation, and a small number of items are in Phases 3 and 4.

Contingency Plans - The Company is developing Year 2000 Business Contingency Plans for conducting its business operations in the event of crises. This effort is not limited to the risks posed by the potential Year 2000 failures of the Company's internal information systems or infrastructures, but also includes the potential secondary impact on the Company of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Completion of these contingency plans is scheduled for third quarter 1999.

Costs of Y2K Compliance - The Company currently estimates that the costs to become Y2K compliant will approximate $12-16 million. The Company currently anticipates that approximately 50% of these costs will be for hardware and software and the remainder will be primarily internal personnel costs. The Company estimates that it has incurred less than $9 million of these costs through June 30, 1999. The estimated hardware and software costs are included in the Company's definition of Y2K costs in cases where such expenditures have been accelerated in order to address Y2K issues. These are the Company's current cost estimates and they may change, perhaps materially.

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

As with other teleservices providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 program in one or more of the Company's mission critical systems or IT applications could cause a significant disruption of or interruption in certain of the Company's normal business functions. Based on assessments and work to date, management believes that any such material disruption to its operations due to failure of an internal system is unlikely. However, due to the uncertainty inherent in Year 2000 issues generally and those that are beyond the Company's control in particular (e.g. the final Year 2000 readiness of our clients, suppliers, electric, gas and other public utilities, telecommunications carriers, and joint venture and foreign investment interests), there can be no assurance that one or more such failures would not have a material impact on the Company's results of operations, liquidity or financial condition.

The Company contracted for an external review of its Y2K compliance program by an independent third party in order to review and validate its program, assess its readiness, and identify areas of additional need on a worldwide basis. The external review has been completed, generally validated the Company's Y2K compliance program and concluded that the Company was proceeding in due course to become Y2K ready. The Company is addressing areas of additional need identified by the external review.

The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the continued availability and future costs of certain technological and other resources, third party modification actions, and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of Year 2000 remedial efforts of our clients, suppliers and business partners, and similar uncertainties.

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

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Investments and Hedging Activities, was issued in June 1998. SFAS 133 establishes accounting standards for derivative instruments and for hedging activities. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company anticipates adopting this accounting pronouncement in the third quarter of 2001; however, management believes that it will not have a significant impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward-looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," and "anticipated," "believes" and similar expressions. The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, dependence on key personnel and control by management, and risks associated with Year 2000 failures (see discussion above under the caption "Year 2000 Issue"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks associated primarily with changes in foreign currency exchange rates. The Company has operations in many parts of the world however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. The Company entered into certain hedging transactions during the first six months of 1999, designed to hedge foreign currency exchange risk related to short term intercompany loans, however the amounts involved were not material.

                       SITEL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

(c) Effective June 9, 1999, the Company acquired the shares held by Lend Lease Securities and Investments Pty Limited and Lend Lease International Pty Limited (collectively "Lend Lease") in certain of the Company's Asia-Pacific subsidiaries (specifically 1,880,180 shares in SITEL Asia Pacific Holdings Pte Ltd and 1,938,903 shares in SITEL Australia Pty Limited) by issuing an aggregate of 2,205,333 shares of its Common Stock to Lend Lease. The cash consideration paid by Lend Lease for the newly issued shares ($6,615,999) equaled the cash consideration paid by the Company for Lend Lease's shares in the Asia-Pacific subsidiaries. The Company's shares were issued in reliance on the Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) Date and Type of Meeting. The Company held its Annual Meeting of Stockholders on May 6, 1999.

(b) Matters Voted Upon and Number of Votes Cast. There were 56,797,014 shares of Common Stock represented at the meeting in person or by proxy. Three proposals were presented to the stockholders and all were approved. The voting on the proposals was as follows:

     Proposal 1   (election of two directors for a three-year term)

                  On the election of Bill L. Fairfield as director:
                  55,510,756 votes for
                  1,286,258 votes withheld

                  On the election of Henk P. Kruithof as director:
                  55,487,920 votes for
                  1,309,094 votes withheld

     Proposal 2   (approvals of the 1999 Stock Incentive Plan and amendment
     thereto)

                  34,342,649 votes for 9,010,908 votes against 123,101 abstained 13,320,356 broker non-votes

     Proposal 3   (ratification of the selection of KPMG LLP as independent
     auditors for the year ended December 31, 1999)

                  56,577,838 votes for
                  164,181 votes against
                  54,995 abstained

Item 6.  Exhibits

(a)      Exhibits:

         (1)  10.1 Amendment No. 1 to the SITEL Corporation 1999 Stock Incentive
                   Plan
              10.2 Third  Amendment  to  the  SITEL Corporation Executive Wealth
                   Accumulation Plan
              27   Financial Data Schedule

         -----------------------------------------------------------------
(1) Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-78241)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1999   SITEL Corporation



                         By:/s/ W. Gar Richlin
                            ----------------------------------------------------
                            W. Gar Richlin
                            Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES

         Exhibits Index:

         (1)  10.1 Amendment No. 1 to the SITEL Corporation 1999 Stock Incentive
                   Plan
              10.2 Third  Amendment  to  the  SITEL Corporation Executive Wealth
                   Accumulation Plan
              27   Financial Data Schedule

         -----------------------------------------------------------------
(1) Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-78241)