Form 10-Q
period 1999-09-30
SITEL CORP
filed 1999-11-15
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1999

                                       or

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

                            111 SOUTH CALVERT STREET
                               BALTIMORE, MD 21202
                                 (410) 246-1505

       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     As of October 31,1999, the Company had 67,649,623 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets...........................  1

           Consolidated Condensed Statements of Income (Loss)..............  2

           Consolidated Condensed Statements of Cash Flows.................  3

           Notes to Consolidated Condensed Financial Statements............  4


Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition.............................. 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........ 21


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 22

Signature.................................................................. 23

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                           ASSETS                                   DECEMBER 31,  SEPTEMBER 30,
                                                                                        1998          1999
                                                                                     -----------  ------------
Current assets:                                                                                    (unaudited)
     Cash and cash equivalents ...................................................... $   14,472  $   12,166
     Trade accounts receivable (net of allowance for doubtful accounts of $3,970 and
      $4,667, respectively) .........................................................    129,809     165,685
     Prepaid expenses ...............................................................      5,257       7,549
     Other assets ...................................................................      6,024       4,383
     Deferred income taxes ..........................................................      1,658       2,360
                                                                                      ----------  ----------
                    Total current assets ............................................    157,220     192,143
Property and equipment, net .........................................................    125,615     110,740
Deferred income taxes ...............................................................     15,425      14,208
Goodwill, net .......................................................................     93,288      88,017
Other assets ........................................................................     14,062      15,707
                                                                                      ----------  ----------
                    Total assets .................................................... $  405,610  $  420,815
                                                                                      ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable .................................................................. $   30,545  $    8,357
     Current portion of long-term debt ..............................................      3,671       1,985
     Current portion of capitalized lease obligations ...............................      3,650       2,020
     Trade accounts payable .........................................................     30,784      30,206
     Income taxes payable ...........................................................      3,875       2,481
     Accrued compensation ...........................................................     15,620      26,891
     Accrued operating expenses .....................................................     23,527      25,161
     Deferred revenue and other .....................................................      3,888      13,979
                                                                                      ----------  ----------
                    Total current liabilities .......................................    115,560     111,080
Long-term debt, excluding current portion ...........................................    107,027     137,130
Capitalized lease obligations, excluding current portion ............................      9,210       9,162
Deferred compensation ...............................................................      1,591       1,799

Minority interest ...................................................................     10,368       3,965

Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares authorized, 64,399,645,
        and 67,619,469 shares issued and outstanding, in 1998 and 1999, respectively          64          68
     Paid-in capital ................................................................    157,892     164,728
     Accumulated other comprehensive (loss) .........................................     (4,428)     (9,750)
     Retained earnings ..............................................................      8,326       2,633
                                                                                      ----------  ----------
                    Total stockholders' equity ......................................    161,854     157,679
                                                                                      ----------  ----------

                    Total liabilities and stockholders' equity ...................... $  405,610  $  420,815
                                                                                      ==========  ==========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                            For The Three Months Ended       For The Nine Months Ended
                                                          September 30,    September 30,   September 30,   September 30,
                                                              1998             1999           1998             1999
                                                       ----------------    -------------   -------------   -------------
(in thousands, except per share data)
Revenues .................................................$    146,755      $    189,597   $   431,810      $   531,778
                                                          ------------      ------------   -----------      -----------
Operating expenses:
     Cost of services ....................................      82,636           100,446       243,041          284,254
     Selling, general and administrative
          expenses .......................................      59,045            79,181       174,813          231,552
     Asset impairment and restructuring expenses..........          --             9,596         6,607            9,596
                                                          ------------      ------------   -----------      -----------
                    Total operating expense ..............     141,681           189,223       424,461          525,402
                                                          ------------      ------------   -----------      -----------

                   Operating income ......................       5,074               374         7,349            6,376
Other income (expense):
     Interest expense, net ...............................      (3,457)           (3,203)       (9,422)          (9,353)
     Other income (expense), net .........................          19               (69)          188               51
                                                          ------------      ------------   -----------      -----------
Income (loss) before income taxes
     and minority interest ...............................       1,636            (2,898)       (1,885)          (2,926)

Income tax expense .......................................         836             1,762            75            2,645
Minority interest ........................................          13                58          (250)             122
                                                          ------------      ------------   -----------      -----------

Net income (loss) from continuing operations .............         787            (4,718)       (1,710)          (5,693)
Extraordinary loss on refinancing of debt, net
  of taxes ...............................................          --                --           514               --
                                                          ------------      ------------   -----------      -----------
Net income (loss) ........................................$        787      $     (4,718)  $    (2,224)     $    (5,693)
                                                          ============      ============   ===========      ===========

Income (loss) from continuing operations per common share:
  Basic ..................................................$       0.01      $      (0.07)  $     (0.03)     $     (0.09)
  Diluted ................................................$       0.01      $      (0.07)  $     (0.03)     $     (0.09)
Income (loss) per common share:
  Basic ..................................................$       0.01      $      (0.07)  $     (0.03)     $     (0.09)
  Diluted ................................................$       0.01      $      (0.07)  $     (0.03)     $     (0.09)
Weighted average common shares outstanding:
  Basic ..................................................      64,081            67,544        63,752           66,111
  Diluted ................................................      70,640            67,544        63,752           66,111

The accompanying notes are an integral part of the consolidated condensed financial statements.
                                       2

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For The Nine Months Ended
(dollars in thousands)                                              September 30,   September 30,
                                                                        1998            1999
                                                                    ------------  ---------------
Net income (loss) ................................................   $  (2,224)      $  (5,693)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Depreciation and amortization ..................................      29,261          34,266
  Extraordinary loss on refinancing of debt ......................         792              --
  Gain on marketable securities ..................................        (208)             --
  Restructuring provision and asset impairment expenses ..........       5,029           9,596
  Change in assets and liabilities:
    Trade accounts receivable ....................................      (9,843)        (37,647)
    Other assets .................................................      (4,037)           (214)
    Trade accounts payable .......................................      (6,424)           (202)
    Other liabilities ............................................       1,364          23,002
                                                                     ---------       ---------
         Net cash provided by operating activities ...............      13,710          23,108
                                                                     ---------       ---------
Cash flows from investing activities:
     Purchases of property and equipment .........................     (32,456)        (31,679)
     Proceeds from sale-leasebacks of facilities .................       9,397              --
     Proceeds from sales of property and equipment ...............          --             555
     Acquisition of businesses, net of cash acquired .............      (2,406)             --
     Acquisition of minority interest ............................        (628)             --
     Sale of marketable securities ...............................         257              --
     Changes in other assets, net ................................        (438)             --
                                                                     ---------       ---------
         Net cash used in investing activities ...................     (26,274)        (31,124)
                                                                     ---------       ---------
Cash flows from financing activities:
     Borrowings on notes payable .................................      15,504           3,296
     Repayments of notes payable .................................      (2,866)        (24,900)
     Borrowings on long-term debt ................................     126,533          44,024
     Repayment of long-term debt and capitalized lease obligations    (135,797)        (17,534)
     Capital contribution from subsidiary shareholder ............       1,400              --
     Sale of stock of subsidiaries ...............................       6,541              --
     Other .......................................................          (7)            (21)
                                                                     ---------       ---------
         Net cash provided by financing activities ...............      11,308           4,865
                                                                     ---------       ---------
Effect of exchange rates on cash .................................        (544)            845
                                                                     ---------       ---------
         Net decrease in cash ....................................      (1,800)         (2,306)
Cash and cash equivalents, beginning of period ...................      24,285          14,472
                                                                     ---------       ---------
Cash and cash equivalents, end of period .........................   $  22,485       $  12,166
                                                                     =========       =========

Supplemental schedule of non-cash financing and investing activities:
--------------------------------------------------------------------
The Company issued approximately 41,000 and 2,205,333 shares of the Company's common stock in connection with acquisitions in the first nine months of 1998 and 1999, respectively.

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

2.   INCOME TAXES:

The difference between the Company's income tax expense as reported in the accompanying financial statements and that which would be calculated using the statutory Federal income tax rate of 34% on income before tax is primarily due to net operating losses in certain subsidiaries for which no benefit is recognized, non-deductible goodwill amortization, higher international tax rates in certain jurisdictions and state and local income taxes.

3.   COMPREHENSIVE INCOME (LOSS):

The Company's comprehensive income (loss) was $3,871,000 and ($1,841,000) for the three month periods ended September 30, 1998 and 1999, respectively, and ($158,000) and ($11,015,000) for the nine month periods ended September 30, 1998 and 1999, respectively. The difference between the Company's reported net income
(loss) and comprehensive income (loss) for those periods is due to the change in the currency exchange adjustment. The accumulated other comprehensive loss included in the Company's Consolidated Condensed Balance Sheet at December 31, 1998 and September 30, 1999 represents the accumulated currency exchange adjustment.

4.   ASSET IMPAIRMENT AND RESTRUCTURING:

In the third quarter of 1999, the Company recorded a $9.6 million expense primarily related to the write down of capitalized software and related technology assets. During the quarter, the Company reviewed its capitalized software and related technology assets for impairment in connection with the change in its technology strategy as it related to the adoption of a new platform for its Customer Relationship Management software applications. As a result, the Company wrote down certain capitalized software and related technology assets to estimated fair value.

In the second quarter of 1998, the Company recorded a $6.6 million charge for restructuring expenses primarily related to its European operations. Included in that charge were severance and other costs of $6.4 million related to statutory or contractual severance and other costs for approximately 270 employees. The restructuring expenses also included $0.2 million for the cost of excess leased facilities. The Company substantially completed its restructuring plan and recorded a reversal of approximately $459,000 to the restructuring accrual during the third quarter of 1999.

5.   ACQUISITION OF MINORITY INTEREST:

In June 1999, the Company acquired minority interests of certain of its Asia-Pacific subsidiaries by issuing approximately 2.2 million shares of the Company's common stock to Lend Lease Securities and Investments Pty Limited and Lend Lease International Pty Limited (collectively "Lend Lease"). Additionally, Lend Lease purchased approximately 1.5 million shares of the Company's common stock for approximately $4.5 million in cash from two SITEL Corporation shareholders in a related transaction. The shares issued by the Company were valued at approximately $6.6 million, based on quoted market prices of the Company's stock. There was no goodwill recorded on the acquisition of the minority interests as the carrying value of the minority interests approximated the fair value of consideration issued in the transaction.

6.   STOCK OPTION PLANS:

On May 6, 1999, the Company's stockholders approved the 1999 Stock Incentive Plan, as amended (the "1999 Plan"). Under the 1999 Plan, the Company is authorized to grant incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance unit awards, stock bonus awards and other stock-based awards to eligible employees, consultants and directors. The 1999 Plan limits the aggregate number of shares of common stock which may be issued under the Plan's various forms of stock awards to 7,000,000 shares. Through September 30, 1999, the Company had granted options to purchase 688,000 shares of common stock under the 1999 Plan, at exercise prices equal to the quoted market price of the Company's common stock on the date of the grant. No other types of awards have been made under the Plan through September 30, 1999.

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

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Company's 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of December 31, 1998 and September 30, 1999, and for the three and nine months ended September 30, 1998 and 1999 of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and

     (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

Effective August 1, 1999, the Company merged certain guarantor subsidiaries into SITEL Corporation and transferred the operations of certain other guarantor subsidiaries to SITEL Corporation. Accordingly, from and after August 1, 1999, the financial information of such guarantor subsidiaries is reported under SITEL Corporation, the parent, in the condensed consolidating financial statements. The total revenues and total assets represented by such guarantor subsidiaries as of July 31, 1999, were $97.5 million and $71.1 million, respectively.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
ASSETS
Current assets:
      Cash and cash equivalents ........   $   2,410   $   1,190       $  10,872      $      --      $  14,472
      Trade accounts receivable, net ...      33,676      33,179          75,540        (12,586)       129,809
      Prepaid expenses and other current
      assets ...........................       2,956         241           9,742             --         12,939
                                           ---------   ---------       ---------      ---------      ---------
      Total current assets .............      39,042      34,610          96,154        (12,586)       157,220
Property and equipment, net ............      31,302      22,523          71,790             --        125,615
Deferred income taxes ..................       9,390          --           6,035             --         15,425
Goodwill, net ..........................       1,537      21,021          70,730             --         93,288
Other assets ...........................      10,805         126           3,131             --         14,062
Investments in subsidiaries ............     188,690      88,293              --       (276,983)            --
Notes receivable, intercompany .........          --      28,833              --        (28,833)            --
                                           ---------   ---------       ---------      ---------      ---------
      Total assets .....................   $ 280,766   $ 195,406       $ 247,840      $(318,402)     $ 405,610
                                           =========   =========       =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable ......................   $      --   $      --       $  30,545   $         --      $  30,545
    Current portion of long-term
    debt ...............................       2,136          --           1,535             --          3,671
    Current portion of capitalized lease
    obligations ........................         328          81           3,241             --          3,650
    Trade accounts payable .............       1,338       1,655          40,377        (12,586)        30,784
    Accrued expenses and other current
    liabilities ........................       9,963       4,922          32,025             --         46,910
                                           ---------   ---------       ---------      ---------      ---------
          Total current liabilities ....      13,765       6,658         107,723        (12,586)       115,560
    Long-term debt, excluding current
    portion ............................     103,556          --           3,471             --        107,027
    Capitalized lease obligations,
    excluding current portion ..........          --          58           9,152             --          9,210
    Notes payable, intercompany ........          --          --          28,833        (28,833)            --

    Deferred compensation ..............       1,591          --              --             --          1,591

    Minority interest ..................          --          --          10,368             --         10,368

    Stockholders' equity ...............     161,854     188,690          88,293       (276,983)       161,854
                                           ---------   ---------       ---------      ---------      ---------
    Total liabilities and
    stockholders' equity ...............   $ 280,766   $ 195,406       $ 247,840      $(318,402)     $ 405,610
                                           =========   =========       =========      =========      =========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ...........   $       --  $    1,433     $    10,733    $        --    $    12,166
   Trade accounts receivable, net.......      120,042       5,236          90,322        (49,915)       165,685
   Prepaid expenses and other
     current assets.....................        2,608          38          11,646             --         14,292
                                           ----------  ----------     -----------    -----------    -----------
   Total current assets ................      122,650       6,707         112,701        (49,915)       192,143

Property and equipment, net ............       41,849       4,093          64,798             --        110,740
Deferred income taxes ..................        7,709          --           6,499             --         14,208
Goodwill, net ..........................       21,813          --          66,204             --         88,017
Other assets ...........................       15,315          34             358                        15,707
Investments in subsidiaries ............      114,190      85,361              --       (199,551)            --
Notes receivable, intercompany .........           --      20,502              --        (20,502)            --
                                           ----------  ----------     -----------    -----------    -----------
   Total assets ........................   $  323,526  $  116,697     $   250,560    $  (269,968)   $   420,815
                                           ==========  ==========     ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable .......................   $       --  $       --     $     8,357    $        --    $     8,357
   Current portion of long-term debt....          407          --           1,578             --          1,985
   Current portion of capitalized lease
     obligations........................           93          76           1,851             --          2,020
   Trade accounts payable ..............        8,057         953          71,111        (49,915)        30,206
   Accrued expenses and other current
     liabilities........................       25,491       1,478          41,543             --         68,512
                                           ----------  ----------     -----------    -----------    -----------
        Total current liabilities ......       34,048       2,507         124,440        (49,915)       111,080

   Long-term debt, excluding current
     portion............................      130,000          --           7,130             --        137,130
   Capitalized lease obligations, excluding
     current portion ...................           --          --           9,162             --          9,162
     Notes payable, intercompany .......           --          --          20,502        (20,502)            --
     Deferred compensation .............        1,799          --              --             --          1,799

     Minority interest .................           --          --           3,965             --          3,965

     Stockholders' equity ..............      157,679     114,190          85,361       (199,551)       157,679
                                           ----------  ----------     -----------    -----------    -----------
     Total liabilities and stockholders'
       equity ..........................   $  323,526  $  116,697     $   250,560    $  (269,968)   $   420,815
                                           ==========  ==========     ===========    ===========    ===========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
Revenues                                   $   32,921  $   46,295     $    67,539    $        --    $   146,755
                                           ----------  ----------      ----------     ----------     ----------
Operating expenses:
     Cost of services ..................       17,793      25,306          39,537             --         82,636
     Selling, general and
     administrative expenses ...........       16,656      15,281          27,108             --         59,045
                                           ----------  ----------      ----------     ----------     ----------
     Total operating expenses ..........       34,449      40,587          66,645             --        141,681
                                           ----------  ----------      ----------     ----------     ----------
     Operating income ..................       (1,528)      5,708             894             --          5,074
                                           ----------  ----------      ----------     ----------     ----------

Other income (expense):
     Equity in earnings (losses) of
     subsidiaries, net of tax...........        3,255        (704)             --         (2,551)            --
     Intercompany charges ..............           82         503            (585)            --             --
     Interest expense, net .............       (2,362)       (120)           (975)            --         (3,457)
     Other income (expense) ............         (173)          1             191             --             19
                                           ----------  ----------      ----------     ----------     ----------
       Total other income (expense) ....          802        (320)         (1,369)        (2,551)        (3,438)
                                           ----------  ----------      ----------     ----------     ----------
Income (loss) before income
     taxes and minority interest .......         (726)      5,388            (475)        (2,551)         1,636

Income tax expense  (benefit) ..........       (1,513)      2,133             216             --            836

Minority interest ......................           --          --              13             --             13
                                           ----------  ----------      ----------     ----------     ----------
Net income (loss) ......................   $      787  $    3,255      $     (704)    $   (2,551)    $      787
                                           ==========  ==========      ==========     ==========     ==========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
Revenues ...............................   $   77,930  $   21,813      $   89,854     $       --     $  189,597
                                           ----------  ----------      ----------     ----------     ----------
Operating expenses:
   Cost of services ....................       37,159      13,033          50,254             --        100,446
   Selling, general and
     administrative expenses ...........       35,543       6,915          36,723             --         79,181
   Asset impairment expense ............        3,585          --           6,011             --          9,596
                                           ----------  ----------      ----------     ----------     ----------
   Total operating expenses.............       76,287      19,948          92,988             --        189,223
                                           ----------  ----------      ----------     ----------     ----------
   Operating income ....................        1,643       1,865          (3,134)            --            374
                                           ----------  ----------      ----------     ----------     ----------
Other income (expense):
   Equity in earnings
     (losses) of subsidiaries,
      net of tax .......................       (3,844)     (5,315)             --          9,159             --
   Intercompany charges ................           --         398            (398)            --             --
   Interest expense, net ...............       (2,684)         --            (519)            --         (3,203)
   Other income (expense) ..............           (4)         --             (65)            --            (69)
                                           ----------  ----------      ----------     ----------     ----------
Total other income (expense) ...........       (6,532)     (4,917)           (982)         9,159         (3,272)
                                           ----------  ----------      ----------     ----------     ----------
Income (loss) before income
taxes and minority interest ............       (4,889)     (3,052)         (4,116)         9,159         (2,898)

Income tax expense (benefit)............         (171)        792           1,141             --          1,762

Minority interest ......................           --          --              58             --             58
                                           ----------  ----------      ----------     ----------     ----------
Net income (loss) ......................   $   (4,718) $   (3,844)     $   (5,315)    $    9,159     $   (4,718)
                                           ==========  ==========      ==========     ==========     ==========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
Revenues ...............................   $  103,252  $  133,111      $  195,447     $       --     $  431,810
                                           ----------  ----------      ----------     ----------     ----------
Operating expenses:
   Cost of services ....................       54,685      73,653         114,703             --        243,041
   Selling, general and
     administrative expenses ...........       48,978      45,337          80,498             --        174,813
   Restructuring expenses ..............           --          --           6,607             --          6,607
                                           ----------  ----------      ----------     ----------     ----------
   Total operating expenses ............      103,663     118,990         201,808             --        424,461
                                           ----------  ----------      ----------     ----------     ----------
Operating income (loss) ................         (411)     14,121          (6,361)            --          7,349
                                           ----------  ----------      ----------     ----------     ----------
Other income (expense):
Equity in earnings (losses) of
     subsidiaries, net of tax ..........        1,925      (7,578)             --          5,653             --
Intercompany charges ...................          203       1,379          (1,582)            --             --
Interest expense, net ..................       (5,942)       (880)         (2,600)            --         (9,422)
Other income (expense) .................           (5)         --             193             --            188
                                           ----------  ----------      ----------     ----------     ----------
Total other income (expense) ...........       (3,819)     (7,079)         (3,989)         5,653         (9,234)
                                           ----------  ----------      ----------     ----------     ----------
Income (loss) before income taxes
     and minority interest .............       (4,230)      7,042         (10,350)         5,653         (1,885)

Income tax expense (benefit) ...........       (2,520)      5,117          (2,522)            --             75

Minority interest ......................           --          --            (250)            --           (250)
                                           ----------  ----------      ----------     ----------     ----------
Net income (loss) from continuing
     operations ........................       (1,710)      1,925          (7,578)         5,653         (1,710)

Extraordinary loss on refinancing
     of debt, net of taxes .............          514          --              --             --            514
                                           ----------  ----------      ----------     ----------     ----------
Net income (loss) ......................   $   (2,224) $    1,925      $   (7,578)    $    5,653     $   (2,224)
                                           ==========  ==========      ==========     ==========     ==========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
Revenues ...............................   $  156,803  $  122,652      $  252,323     $       --     $  531,778
                                           ----------  ----------      ----------     ----------     ----------
Operating expenses:
   Cost of services ....................       71,281      72,512         140,461             --        284,254
   Selling, general and
     administrative expenses ...........       81,459      38,245         111,848             --        231,552
   Asset impairment expense ............        3,585          --           6,011             --          9,596
                                           ----------  ----------      ----------     ----------     ----------
   Total operating expenses ...........       156,325     110,757         258,320             --        525,402
                                           ----------  ----------      ----------     ----------     ----------
Operating income (loss) ................          478      11,895          (5,997)            --          6,376
                                           ----------  ----------      ----------     ----------     ----------
Other income (expense):
Equity in earnings (losses)
     of subsidiaries, net of tax .......       (1,351)     (9,424)             --         10,775             --
Intercompany charges ...................           98       1,339          (1,437)            --             --
Interest expense, net ..................       (6,908)       (814)         (1,631)            --         (9,353)
Other income (expense) .................          163          --            (112)            --             51
                                           ----------  ----------      ----------     ----------     ----------
Total other income (expense) ...........       (7,998)     (8,899)         (3,180)        10,775         (9,302)
                                           ----------  ----------      ----------     ----------     ----------
Income (loss) before income
     taxes and minority
     interest ..........................       (7,520)      2,996          (9,177)        10,775         (2,926)

Income tax expense (benefit) ...........       (1,827)      4,347             125             --          2,645

Minority interest ......................           --          --             122             --            122
                                           ----------  ----------      ----------     ----------     ----------
Net income (loss) ......................   $   (5,693) $   (1,351)     $   (9,424)    $   10,775     $   (5,693)
                                           ==========  ==========      ==========     ==========     ==========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
Net cash provided by (used in)
operating activities ...................   $   (7,627) $   18,205      $    3,132     $       --     $   13,710
                                           ----------  ----------      ----------     ----------     ----------
Cash flows from investing activities:
     Investments in subsidiaries .......        6,692      (6,637)             --            (55)            --
     Dividend on common stock ..........           --      10,000              --        (10,000)            --
     Purchases of property and
     equipment .........................       (9,302)     (6,489)        (16,665)            --        (32,456)
     Proceeds from sale-lease
     backs of facilities ...............        9,397          --              --             --          9,397
     Acquisition of subsidiary .........           --          --          (2,406)            --         (2,406)
     Acquisition of minority interest ..           --          --            (628)            --           (628)
     Sale of marketable securities .....          257          --              --             --            257
     Changes in other assets ...........           --          --            (438)            --           (438)
                                           ----------  ----------      ----------     ----------     ----------
     Net cash provided by
     (used in) investing activities ....        7,044      (3,126)        (20,137)       (10,055)       (26,274)
                                           ----------  ----------      ----------     ----------     ----------
Cash flows from financing activities:
     Borrowings on notes payable .......           --          --          15,504             --         15,504
     Repayments of notes payable .......           --          --          (2,866)            --         (2,866)
     Borrowings on long-term debt ......      124,383          --           2,150             --        126,533
     Repayment of long-term debt and
     capital lease obligations .........     (128,906)         --          (6,891)            --       (135,797)
     Net capital contribution
     from parent .......................           --      (6,692)          6,637             55             --
     Net borrowings and
     payments on note to parent ........           --      (7,297)          7,297             --             --
     Dividend on common stock ..........           --          --         (10,000)        10,000             --
     Capital contribution
       from subsidiary shareholder .....           --          --           1,400             --          1,400

     Sale of stock of subsidiaries .....           --          --           6,541             --          6,541
     Common stock issued
       for option exercises and other ..           (7)         --              --             --             (7)
                                           ----------  ----------      ----------     ----------     ----------
     Net cash provided by (used in)
     financing activities ..............       (4,530)    (13,989)         19,772         10,055         11,308
                                           ----------  ----------      ----------     ----------     ----------
     Effect of exchange rates on cash ..           --          --            (544)            --           (544)
                                           ----------  ----------      ----------     ----------     ----------
Net increase (decrease) in cash ........       (5,113)      1,090           2,223             --         (1,800)

Cash and cash equivalents,
beginning of period ....................       11,514       2,075          10,696             --         24,285
                                           ----------  ----------      ----------     ----------     ----------
Cash and equivalents, end of period ....   $    6,401  $    3,165      $   12,919     $       --     $   22,485
                                           ==========  ==========      ==========     ==========     ==========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                        GUARANTOR     NONGUARANTOR
                                             PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ------    ------------   ------------   ------------   ------------
Net cash provided by (used in)
     operating activities ..............   $   20,199  $    3,771      $     (862)    $       --     $   23,108
                                           ----------  ----------      ----------     ----------     ----------
Cash flows from investing activities:
  Investments in subsidiaries ..........        5,256       3,923              --         (9,179)            --
  Purchases of property and equipment ..      (14,947)     (2,195)        (14,537)            --        (31,679)
  Proceeds from sales of
    property and equipment .............           14          --             541             --            555
                                           ----------  ----------      ----------     ----------     ----------
Net cash provided by (used in)
     investing activities ..............       (9,677)      1,728         (13,996)        (9,179)       (31,124)
                                           ----------  ----------      ----------     ----------     ----------
Cash flows from financing activities:
  Borrowings on notes payable ..........           --          --           3,296             --          3,296
  Repayments of notes payable ..........           --          --         (24,900)            --        (24,900)
  Borrowings on long-term debt .........       38,000          --           6,024             --         44,024
  Repayment of long-term debt and capital
    lease obligations ..................      (13,582)         --          (3,952)            --        (17,534)
  Net capital contribution from parent .           --      (5,256)         (3,923)         9,179             --
  Net borrowings and payments
    on intercompany balances ...........      (37,329)         --          37,329             --             --
  Other ................................          (21)         --              --             --            (21)
                                           ----------  ----------      ----------     ----------     ----------
Net cash provided by (used in)
     financing activities ..............      (12,932)     (5,256)         13,874          9,179          4,865
                                           ----------  ----------      ----------     ----------     ----------
Effect of exchange rates on cash .......           --          --             845             --            845
                                           ----------  ----------      ----------     ----------     ----------

Net increase (decrease) in cash ........       (2,410)        243            (139)            --         (2,306)

Cash and cash equivalents,
     beginning of period ...............        2,410       1,190          10,872             --         14,472
                                           ----------  ----------      ----------     ----------     ----------
Cash and equivalents, end of period ....   $       --  $    1,433      $   10,733     $       --     $   12,166
                                           ==========  ==========      ==========     ==========     ==========

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

                                         Three Months Ended September  30,           Nine Months Ended September 30,
                                             1998                  1999 (2)              1998 (1)             1999 (2)
                                   ---------------------  ---------------------  ---------------------  ---------------------

Revenues .......................   $ 146,755      100%    $ 189,597      100%    $ 431,810      100%    $ 531,778      100%
                                   ---------------------  ---------------------  ---------------------  ---------------------
Operating expenses:
   Cost of services ............      82,636       56.3%    100,446       53.0%    243,041       56.3%    284,254       53.5%
   Selling, general, and
   administrative expenses .....      59,045       40.2%     79,181       41.8%    174,813       40.5%    231,552       43.5%
   Asset impairment and
      restructuring expenses ...          --        0.0%      9,596        5.0%      6,607        1.5%      9,596        1.8%
                                   ---------------------  ---------------------  ---------------------  ---------------------
        Total operating expenses     141,681       96.5%    189,223       99.8%    424,461       98.3%    525,402       98.8%
                                   ---------------------  ---------------------  ---------------------  ---------------------

        Operating income .......       5,074        3.5%        374        0.2%      7,349        1.7%      6,376        1.2%

Interest income (expense), net .      (3,457)      (2.4%)    (3,203)      (1.7%)    (9,422)      (2.2%)    (9,353)      (1.8%)
Other income (expense) .........          19        0.0%        (69)       0.0%        188        0.0%         51        0.0%
                                   ---------------------  ---------------------  ---------------------  ---------------------
Income (loss) before income
taxes and minority interest ....       1,636        1.1%     (2,898)      (1.5%)    (1,885)      (0.4%)    (2,926)      (0.6%)

Income tax expense .............         836        0.6%      1,762        1.0%         75        0.0%      2,645        0.5%
Minority interest
(income) .......................          13        0.0%         58        0.0%       (250)      (0.1%)       122        0.0%
                                   ---------------------  ---------------------  ---------------------  ---------------------
Net income (loss) from
continuing operations ..........         787        0.5%     (4,718)      (2.5%)    (1,710)      (0.4%)    (5,693)      (1.1%)

Extraordinary loss on
refinancing of debt, net of
taxes ..........................          --        0.0%         --        0.0%        514        0.1%         --        0.0%
                                   ---------------------  ---------------------  ---------------------  ---------------------
Net income (loss) ..............   $     787        0.5%  $  (4,718)      (2.5%) $  (2,224)      (0.5%) $  (5,693)      (1.1%)
                                   =====================  =====================  =====================  =====================

(1) Includes restructuring expenses. Excluding those expenses and related tax effect, operating income, net income, basic income per share and diluted income per share were $14.0 million, $2.3 million, $0.04 and $0.03, respectively, for the nine month period ended September 30, 1998.

(2) Includes asset impairment expense. Excluding the charge and related tax effect, operating income, net income, basic income per share and diluted income per share were $10.0 million, $3.6 million, $0.05 and $0.05, respectively, for the three month period ended September 30, 1999 and $16.0 million, $2.6 million, $0.04 and $0.04, respectively, for the nine month period ended September 30, 1999.

                       SITEL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES:

Revenues increased $42.8 million, or 29.2%, to $189.6 million in the three months ended September 30, 1999 from $146.8 million in the three months ended September 30, 1998. Of this increase, $25.3 million was attributable to services initiated for new clients and approximately $17.5 million was attributable to increased revenues from existing clients.

COST OF SERVICES:

Cost of services represents primarily labor and telephone expenses directly related to teleservicing activities. Cost of services increased $17.8 million, or 21.6%, to $100.4 million in the three months ended September 30, 1999 from $82.6 million in the three months ended September 30, 1998. As a percentage of revenues, cost of services decreased to 53.0% in the third quarter of 1999 from 56.3% in the third quarter of 1998. The decrease in cost of services as a percentage of revenues was primarily attributable to lower costs of services associated with certain revenues relating to the implementation phase of a significant contract. In addition, the contract includes certain technology revenues for which the associated costs are included in selling, general and administrative expenses. Excluding the impact of this contract, costs of services as a percentage of revenues would have been 57.5% in the third quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services. Selling, general and administrative expenses increased $20.1 million, or 34.1%, to $79.2 million in the three months ended September 30, 1999 from $59.0 million in the three months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 41.8% in the third quarter of 1999 from 40.2% in the third quarter of 1998. Approximately $7.7 million of this increase was directly attributed to the technology costs for a large contract noted above. Excluding the impact of these technology costs, selling, general and administrative expense decreased to 39.3% for the third quarter of 1999.

RESTRUCTURING AND ASSET IMPAIRMENT EXPENSES:

In the third quarter of 1999, the Company recorded an asset impairment expense of $9.6 million primarily related to the write down of capitalized software and related technology assets. During the second quarter of 1999, the Company announced a strategic alliance with Siebel Systems Inc. pursuant to which SITEL was stipulated as Siebel's preferred partner for outsourced call centers, and Siebel was named as SITEL's preferred partner for its Customer Relationship Management call center software applications. During the third quarter, the Company completed its first implementations of the Siebel platform and reviewed its capitalized software and related technology assets for impairment in connection with the change in its technology strategy as it related to the adoption of the Siebel platform. As a result, the Company wrote down certain capitalized software and related technology assets to estimated fair value.

OPERATING INCOME (LOSS):

Operating income (loss) decreased to $374,000 in the three months ended September 30, 1999 from $5.1 million in the three months ended September 30, 1998. As a percentage of revenues, operating income decreased to 0.2% in the third quarter of 1999 from 3.5% in the third quarter 1998. Excluding the asset impairment expense, operating income increased $4.9 million to $10.0 million for the three months ended September 30, 1999. This increase was primarily due to the revenue from the implementation and production ramp up associated with a significant new contract and growth in the U.S. technology business offset by declines in the U.S. financial services and telecommunications sectors.

INTEREST EXPENSE, NET:

Interest expense, net of interest income, decreased to $3.2 million in the three months ended September 30, 1999 from $3.5 million in the three months ended September 30, 1998. This decrease was primarily due to lower outstanding borrowings during the period.

INCOME TAX EXPENSE (BENEFIT):

Income tax expense for the three months ended September 30, 1999 was $1.8 million compared to an expense of $0.8 million in the three months ended September 30, 1998. Income tax expense as a percentage of income before income taxes and minority interest, excluding the asset impairment expense, decreased to 45.6% in the three months ended September 30, 1999 from 51.1% in the three months ended September 30, 1998. The difference between the Company's income tax rate of 45.6%, excluding the impact of the asset impairment expense, and the statutory Federal income tax rate of 34% is primarily due to non-deductible goodwill, higher international tax rates in certain jurisdictions and U.S. state and local income taxes. The tax benefit associated with the asset impairment expense was $1.3 million. The difference between this benefit and the benefit based on the statutory Federal rate is primarily due to the impairment expense occurring in certain jurisdictions with net operating losses for which no benefit was recognized.

NET INCOME (LOSS):

For the reasons discussed above, net income (loss) decreased to $4.7 million loss in the three months ended September 30, 1999 from $0.8 million of income in the three months ended September 30, 1998. Excluding the asset impairment expense and the related tax effects, net income was $3.6 million in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES:

Revenues increased $100.0 million, or 23.2%, to $531.8 million in the nine months ended September 30, 1999 from $431.8 million in the nine months ended September 30, 1998. Of this increase, $60.4 million was attributable to services initiated for new clients and approximately $39.6 million was attributable to increased revenue from existing clients.

COST OF SERVICES:

Cost of services increased $41.2 million, or 17.0%, to $284.3 million in the nine months ended September 30, 1999 from $243.0 million in the nine months ended September 30, 1998. As a percentage of revenues, cost of services decreased to 53.5% in the first nine months of 1999 from 56.3% in the first nine months of 1998. The decrease was primarily attributable to lower costs of services associated with certain revenues relating to the implementation of a significant contract. In addition, the contract includes certain technology revenues for which the associated costs are included in selling, general and administrative expenses. Excluding the impact of this contract, cost of services as a percentage of revenues would have been 57.3% for the nine months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses increased $56.7 million, or 32.5%, to $231.6 million in the nine months ended September 30, 1999 from $174.8 million in the nine months ended September 30, 1998. This increase was primarily a result of the Company's continued growth internally. As a percentage of revenues, selling, general and administrative expenses increased to 43.5% in the first nine months of 1999 from 40.5% in the first nine months of 1998. Approximately $23.1 million of this increase was directly attributed to the technology costs for a large contract noted above. Excluding the impact of these technology costs, selling, general and administrative expenses increased to 41.0% in the first nine months of 1999. This increase was primarily attributable to re-engineering costs in the United Kingdom and severance and consolidation costs incurred in the Asia Pacific region in the first six months of 1999 offset by the leveraging of overhead costs through revenue growth in the third quarter of 1999.

OPERATING INCOME:

Operating income decreased to $6.4 million in the nine months ended September 30, 1999 from $7.3 million in the nine months ended September 30, 1998. This decrease was primarily due to the asset impairment expense noted above. Excluding the asset impairment expense in 1999 and restructuring expenses in 1998, operating income increased to $16.0 million for the nine months ended September 30, 1999 from $14.0 million for the comparable period in 1998. This increase was primarily due to the revenues from the implementation and production ramp up associated with a significant new contract and growth in the U.S. technology business offset by declines in the U.S. financial services and telecommunications sectors and re-engineering costs in the United Kingdom.

INTEREST EXPENSE, NET:

Interest expense, net of interest income, was $9.4 million in the nine months ended September 30, 1999 and September 30, 1998.

INCOME TAX EXPENSE:

Income tax expense for the nine months ended September 30, 1999 was $2.6 million compared to $0.1 million in the nine months ended September 30, 1998. Income tax expense as a percentage of income before income taxes and minority interest, excluding the asset impairment expense, was 59.1% in the nine months ended September 30, 1999. The difference between this rate and the statutory Federal income tax rate of 34% is primarily due to non-deductible goodwill, net operating losses in Asia Pacific subsidiaries for which no benefit is recognized, higher international tax rates in certain jurisdictions and U.S. state and local income taxes.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AND NET INCOME (LOSS):

For the reasons discussed above, net loss from continuing operations increased to $5.7 million in the nine months ended September 30, 1999 from $1.7 million in the nine months ended September 30, 1998. After the extraordinary loss on refinancing of debt, net loss increased $3.5 million from a $2.2 million loss in the nine months ended September 30, 1998. Excluding the asset impairment expense in 1999 and restructuring expenses in 1998, and the related tax effects, net income from continuing operations decreased from $2.8 million for the nine months ended September 30, 1998 to $2.6 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was $23.1 million during the nine month period ended September 30, 1999. This was primarily the result of income before depreciation and amortization and an increase in accrued expenses and deferred revenue which was partially offset by an increase in accounts receivable. The Company anticipates that the accounts receivable will continue to grow, using working capital, as the Company continues to grow. The Company purchased $31.1 million of property and equipment in the nine months ended September 30, 1999. While the Company will continue to invest in property and equipment to support the growth of its business, it anticipates that capital expenditures over the next 12 months will be less than the previous 12 months.

The Company has historically used equity capital, funds generated from operations, leases of property and equipment, senior subordinated notes and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures and working capital requirements. At September 30, 1999, the Company had available unused lines of credit totaling $13.1 million. In light of the Company's expectations with respect to its operating results for the third quarter, the Company sought and obtained certain modifications to its long term revolving credit facility to permit continued availability of borrowing under such facility. The Company believes that funds generated from operations, existing cash, leases of property and equipment and funds available under existing credit facilities will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future.

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

IT issues - The Company is moving all of its IT systems into a state of readiness for the year 2000. The Company believes that it is making satisfactory progress to ensure that it will be ready with all IT systems by the end of December 1999. Internal systems represent approximately 28% of the overall effort in the IT applications area. The remaining 72% of the overall effort in the IT area is in the interface and integration of external client and vendor application systems. The Company has implemented a three-step process of contacting significant vendors and clients to request information about the status of their Y2K compliance efforts. In addition to communicating with significant vendors, the Company is testing certain critical vendor application systems for Y2K compliance. The Company has an initiative that will identify mitigation and contingency plans at both the business and technical IT levels. This initiative is scheduled to be completed by November 30, 1999. In addition to communicating with significant clients, the Company has a strategy to deal with non-compliant external client customer data by enabling data to be used by the Company's systems.

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

The Company has completed the Assessment Phase for all items. The Company estimates that approximately 92% of all items are entirely completed. Completed items are either compliant, will be retired prior to 2000, or are low priority items that do not affect business and will be addressed at a later time (work around processes will be implemented). In addition, the Company estimates that Phase 2 - Remediation is 96% complete, Phase 3 - Verification and Testing is 94% complete and Phase 4 - Implementation is 93% complete.

Contingency Plans - The Company is developing Year 2000 Business Contingency Plans for conducting its business operations in the event of crises. This effort is not limited to the risks posed by the potential Year 2000 failures of the Company's internal information systems or infrastructures, but also includes the potential secondary impact on the Company of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers. Completion of these contingency plans is scheduled for November 30, 1999.

Costs of Y2K Compliance - The Company currently estimates that the costs to become Y2K compliant will approximate $11 million. The Company currently anticipates that approximately 50% of these costs will be for hardware and software and the remainder will be primarily internal personnel costs. The Company estimates that it has incurred approximately $10 million of these costs through September 30, 1999. The estimated hardware and software costs are included in the Company's definition of Y2K costs in cases where such expenditures have been accelerated in order to address Y2K issues.

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

The Company contracted for an external review of its Y2K compliance program by an independent third party in order to review and validate its program, assess its readiness, and identify areas of additional need on a worldwide basis. The external review has been completed, generally validated the Company's Y2K compliance program and concluded that the Company was proceeding in due course to become Y2K ready. The Company has addressed areas of additional need identified by the external review.

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

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Investments and Hedging Activities, was issued in June 1998. SFAS 133 establishes accounting standards for derivative instruments and for hedging activities. The standard is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company anticipates adopting this accounting pronouncement in the third quarter 2001; however, management believes that it will not have a significant impact on the Company's consolidated financial statements.

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

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks associated primarily with changes in foreign currency exchange rates. The Company has operations in many parts of the world however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. The Company entered into certain hedging transactions during the first nine months of 1999, designed to hedge foreign currency exchange risk related to short term intercompany loans, however the amounts involved were not material.

                       SITEL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits
         --------

(a)      Exhibits:
         --------

           10.1     Third Amendment dated September 30, 1999 to Amended
                    Credit Agreement
           27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 1999              SITEL Corporation


                                      By: /s/ W. Gar Richlin
                                          -----------------------------------
                                          W. Gar Richlin
                                          Executive Vice-President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES

EXHIBITS INDEX:
--------------

     10.1   Third Amendment dated September 30, 1999 to Amended Credit Agreement

     27     Financial Data Schedule