Form 10-K
period 1999-12-31
SITEL CORP
filed 2000-03-30
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   (Mark one)

       [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the year ended December 31, 1999

       [   ]             Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission File Number 1-12577
                                SITEL CORPORATION
             (Exact name of registrant as specified in its charter)
                 MINNESOTA                              47-0684333
(State or jurisdiction of incorporation     (I.R.S. Employer Identification No.)
              or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2000 was $393,439,227 based upon the closing price of $8.8125 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates".

     As of March 9, 2000 the Company had 69,663,316 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 5, 2000 are incorporated into Part III. This 10-K consists of 99 pages. The Exhibit index is on page 27.

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

General

     SITEL Corporation is the worldwide leader in executing electronic Customer Relationship Management (eCRM) solutions for large corporations. Founded in 1985, the Company has grown both internally and through acquisitions to include operations in North America, Europe, Asia Pacific and Latin America. Over 24,000 SITEL employees worldwide represent many of the world's leading brand names. The Company operates from over 17,000 workstations in over 75 contact centers located around the globe in 18 countries and offers services in more than 25 languages and dialects.

     Electronic Customer Relationship Management (eCRM) is a business strategy that is focused on maximizing the lifetime value of customers. At the core of this strategy is the recognition of the importance of knowledge-enabled customer interaction to enhance customer satisfaction, as well as gather attitudinal and behavioral data to strengthen customer relationships and build loyalty. In practical terms, a successful eCRM program requires an investment in tangible assets such as systems integration, software and hardware, but the real key is the "human" investment.

     SITEL's eCRM services are built around a core belief that people do business with people, a reality that persists even in the age of anonymous online communications and one-click shopping. SITEL's solution is designed to enhance interaction at every stage in the customer lifecycle, from identification and acquisition of new customers, to customer service for existing customers, to the provision of technical support, help desks and assistance in managing receivables. Most importantly, SITEL facilitates this remote customer communication across all e-media, including telephone, and increasingly via e-mail and interactive chat on the Internet.

Industry Overview

     Over the last 10 years the Company's industry has transformed from primarily executing telesales and telemarketing campaigns, to providing long-term outsourced customer relationship management programs. The traditional advantages of call center activity include low cost per call, direct interaction with customers and on-line access to detailed customer or product information, which enables immediate response and resolution of customer inquiries. Today, the industry is increasingly focused on its clients' key business processes. Fueling this trend is the growth in consumer telephone, Internet and e-mail usage, combined with the business imperative for consistent levels of quality customer service, the continuing reduction in the cost of computer databases, and the arrival of sophisticated computer telephony integration (CTI).

     With the new technologies, each customer `touch', via e-mail, the web or directly with a customer service professional, allows companies to learn more about their customer's profile, decision-making process and channel preference. This data can then update customer information in the client's database enabling true one to one marketing. As a result of these advantages, contact center-based customer relationship management activity is becoming central to the way leading organizations choose to build and maintain customer relationships.

     The Company estimates that worldwide expenditures to operate contact centers exceed $200 billion annually. The eCRM market in 2000 is estimated to total $30 billion. The outsourced portion of the overall contact center market has grown significantly since 1984 to around 8% of the market, as corporations increasingly shift key business processes from internal operations to outsourced partners. This trend has been further fueled by the growing complexity of integrating technology and communication. The Company expects to see outsourcing increase as companies increasingly focus on their core competencies and as service and competency levels within the customer relationship management industry continue to rapidly improve.

SITEL's Business

         The Company plans, implements and manages long-term eCRM programs that allow its clients to enhance the value of their customer contacts, relationships and information. At every stage of the customer lifecycle, the Company endeavors to give its clients' customers an experience that will reinforce their trust in the brand; compel them to stay loyal; and encourage their advocacy and support regardless of how they communicate with the Company's clients and their brands. Whether that is an individual customer or a business customer, whether they phone, e-mail or are browsing the client's website, the Company's mission is to create customer loyalty and value, to increase sales and to differentiate the client's brand in a positive manner.

     SITEL operates from more than 75 facilities in 18 countries throughout the four major regions of the globe, and has the capability to provide service in more than 25 languages and dialects. The Company brings industry focus and expertise in the consumer, financial services, insurance, telecommunications, technology and utilities sectors.

SITEL's Solutions

     The Company provides services at every stage of the customer lifecycle via all e-media, including telephone, FAX, Interactive Voice Response (IVR), and increasingly via e-mail and interactive chat on the Internet. The following are the Company's traditional solutions:

Customer Acquisition -- SITEL contacts that relate to finding customers or acquiring customers. Typical applications include list building, outbound sales, inbound sales or order taking, lead generation, Direct Response Television/bureau, product information requests related to potential sales, subscription renewals and database cleaning and updating. New applications include webservicing, or human interaction via voice or text chat, designed to increase sales generated from a client's website.

Customer Care -- SITEL contacts, whether inbound or outbound, that relate to handling customer service issues. Typical applications include complaint handling; billing information; thank-you or other client-initiated information contacts; reservations; loyalty (frequent flyer) clubs; investor account inquiries; government information; dealer location contacts; insurance claims processing; fraud detection/prevention calls; back office requests, such as connecting a new line, disconnecting service and requesting maintenance support; warranty call handling; and administrative support regarding a customer's policy, lease or account.

Technical Support/Help Desk -- Distinguished from customer service contacts, these are troubleshooting interactions where the agent must diagnose and resolve software, Internet or computer hardware product or service problems.

Receivables   Management  --  SITEL  makes  pre-charge-off  and  post-charge-off contacts with customers to collect overdue balances and to prevent fraud.

Consulting -- SITEL offers consulting services to help its clients design and improve their internal and outsourced contact center operational processes.

SITEL's Internet-Based Services

     As the Internet becomes an increasingly important communications medium between the Company's clients and their customers, SITEL has integrated the Internet into its Customer Relationship Management programs. SITEL's Internet strategy is to bring human interaction to Internet-based contacts and to use technology enabled by the Internet to handle customer contacts more efficiently and effectively.

     SITEL believes that every remote customer contact, whether telephone, Internet or regular mail should be handled in an integrated fashion, leveraging the same agent training and systems integration. The Company sees it as a key goal within eCRM to deliver a high level of integration to provide a unified view of the customer. This is seen as essential to building strong one to one customer relationships.

     SITEL performed Internet-based services for more than 50 clients in 1999, including 20 of its 50 largest clients. SITEL's Internet-based services include:

E-mail Handling: SITEL's customer service professionals provide knowledgeable, comprehensive and timely replies to incoming e-mails that request customer service and technical support. SITEL's contact center platform also provides automated e-mail response based on key word recognition.

Voice and Text-Based Chat Web Site Support: Voice chat support, enabling browsers to simultaneously talk to an agent while visiting their web site, is currently provided by SITEL using the Internet Call Center that was co-developed by SITEL and Lucent Technologies in 1998. Text-based chat allows for proactive or responsive communications with any web site visitor to provide sales support or customer service. These chat services are further enabled by capabilities to push web pages to web visitors and the ability of the web agent to work collaboratively with the web visitor.

Self-Service and Browsing Support: The Internet can enable customers in certain situations to resolve their problems without human assistance. SITEL is actively working with its clients to incorporate self-service capabilities into its solutions to improve customer satisfaction and reduce cost. Examples of self-service support are customers accessing the answers to frequently asked questions via `intelligent' search of a data or "Knowledge Base" or prospective customers completing online insurance applications that are subsequently reviewed by licensed insurance service professionals employed by SITEL.

Telephone Support: Telephone support, by far the largest revenue generator, includes technical support and customer service call handling for Internet services and products as well as closed loop calling in support of electronic processes. For example, SITEL makes and receives phone calls inside a client organization ensuring that cases have been successfully closed when web site visitors ask the client organization to contact them or provide a service or information.

Industries Served

     SITEL provides eCRM solutions primarily across the following industries:

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

Insurance. SITEL provides a broad range of teleservices to the insurance industry, including direct marketing of non-underwritten insurance products such as hospital accident protection, hospital indemnity protection, health care discount plans, mechanical breakdown and credit protection. The Company also provides personal care services such as sales support, after-hours agent support, emergency roadside assistance, claims processing and full back-office support. SITEL also offers sales and service activities for fully underwritten products such as term life, automobile and homeowner's insurance, as well as tax-deferred annuities.

Telecommunications. The Company provides a full range of sales and customer service activities primarily to domestic and international long distance providers, local exchange carriers, and cellular and PCS providers including account management, fulfillment, facilities management, new product launch and database management. The Company provides these services for product lines such as access lines, vertical services, Internet access, long distance, cellular PCS and ISDN data services.

Technology. SITEL works with Internet Service Providers, computer hardware manufacturers and software publishers. The Company provides technical sales, technical support and customer support services including product launches, complete sales and account management programs, strategic product support, corporate help desk, warranty or post-warranty support, and sunset product support. The Company provides these support services through traditional call handling, as well as alternative electronic methods, such as e-mail, advanced integrated voice-response, automated self-help tools and computer telephony integration.

Utilities. SITEL provides telephone and Internet-based services to public and private energy companies, including electric power, natural gas, water and integrated energy providers. The services include customer acquisition, customer service, direct sale and cross-sale activities, brand development, loyalty campaigns, database management, and development and call center consulting services.

Strategic Alliances

     Because of the size and scale of CRM solutions today, the Company believes successful providers will be those that can harness the resources of multiple vendors to fast track major project implementation and rollout. SITEL has developed alliances with technology and thought-leadership firms such as Siebel, IBM Global Services, Call Interactive, Genesys, New Channel and The Centric Group. The Company plans to continue to develop world class partners, as well as senior level relationships, with the consultants and third party advisors developing the projects and programs, which represent SITEL's target market.

Clients

     The Company serves over 400 clients in 18 countries. The Company's clients include four independently managed subsidiaries of General Motors Corporation. Total revenues from these four clients was 12.2% of the Company's total revenues in 1999. No other clients under common control generated more than 10% of the Company's revenues.

Information Technology

     SITEL uses industry-standard software from Microsoft and Oracle across its business units. Within industry sectors, SITEL uses industry-specific call processing application systems. SITEL has designed and implemented client (or industry) specific applications to provide highly customized solutions to clients' specific requirements. SITEL also utilizes a state-of-the-art technology platform (UNIX and NT architecture) with Windows 95/98/2000 and NT-based Compaq, Dell and IBM workstations, predictive dialers and automated call distributors. SITEL representatives have the tools to initiate and receive effectively and efficiently millions of service transactions per month.

     SITEL is in the process of migrating to a common set of preferred operating platforms which includes: Siebel 99; Oracle DataBase; and Genesys for Computer Telephony Integration. This will position SITEL to support the current business requirements for eCRM. Along with the eCRM technology infrastructure, this common set of technologies will position the Company to provide enhanced global services for clients and more cost-effectively replicate its processes throughout its network of contact centers. SITEL Corporation has designated Siebel 99 as its preferred technology platform. Siebel 99 is an object-based system which supports SITEL's goal of a common system while still providing a solution that can be customized to meet each client's unique needs. Siebel contains the necessary elements to enable a true eCRM service offering.

     Siebel interfaces with Oracle as the database engine and Genesys for the Computer Telephony Integration. This provides flexibility and continued return from SITEL's investment in existing switch and dialer platforms.

Human Resource Management

     Efficient management and operation of large-scale eCRM programs is a highly people intensive business. One of SITEL's core competencies is managing a diverse, worldwide workforce. SITEL places great emphasis on its integrated human resource management strategies, including the recruitment, training and on-going development, and retention of its employees at all levels of the organization. The Company seeks to locate customer contact centers in communities and cities with favorable workforce demographics and populations with necessary language skills. SITEL is committed to equal employment opportunity in every market served by the Company.

     To build rewarding careers for its 24,000 employees and enable effective planning for future growth, the Company has developed training and education programs, as well as performance management and career planning processes, designed to enable people to learn (both in classrooms as well as on-the job) and perform at optimum levels on the diverse range of daily e-media customer contacts, on behalf of the Company's multiple-industry clients.

     The Company encourages employee self-development, is establishing its own corporate virtual university (SITEL University), and aims to develop and promote individuals from within the organization as much as possible.

     As of December 31, 1999, SITEL had over 24,000 employees. In the Company's European region, employees in Belgium, Sweden and Spain are within the scope of government sponsored collective bargaining agreements and are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, the Company's ability to reduce its workforce or its wage rates is subject to agreement or consultation with the appropriate labor union or works council. SITEL considers its relations with its employees to be good.

Competition

     SITEL is one of the largest independent companies executing eCRM solutions. SITEL's largest direct competitors include Teletech Holdings, Inc., Convergys Corporation, EDS's Business Process Management division, Sykes Enterprises Inc., Teleperformance International Group, APAC Teleservices, Inc., and West Teleservices Corporation. With the growth of consumer online usage, there are a number of new, smaller competitors focusing on providing e-mail and interactive chat services. The Company also competes with in-house teleservices departments throughout the world. In-house departments continue to comprise the largest segment of call center expenditures. Additional competitors with greater resources than the Company may enter the customer relationship management industry.

     Most of the major outsourcing companies, like SITEL, are positioning themselves as providers of Customer Relationship Management solutions. However, SITEL believes it is in a leadership position in terms of large-scale project implementation and operational experience, global presence and industries served. The Company has implemented and now manages integrated programs via all e-media and across the broad range of CRM solutions designed to support the entire customer lifecycle.

Government Regulation

     The Company's business is subject to laws and regulations concerning teleservices, web-services, collection agencies, consumer privacy, and the collection and use of consumer data.

     In the United States, the Federal Trade Commission (the "FTC") and many states regulate teleservices, web-services, consumer privacy and the collection and use of consumer data. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibits teleservices firms from initiating telephone solicitations to residential telephone subscribers during certain times, prohibits the use of automated telephone dialing equipment to call certain telephone numbers, and requires teleservices firms to maintain a "do not call" list of residential customers. FTC regulations issued pursuant to the federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 prohibit misrepresentation regarding products or services offered by telephone solicitation and address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. The Company believes it is in compliance with the TCPA and FTC rules. The Company trains its telephone service representatives to comply with the TCPA and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on the Company's "do not call" list. There are many existing federal and state regulations concerning the collection and use of information regarding individuals and the federal and various state governments have recently proposed limitations on the collection and use of personally identifiable information regarding consumers. The Company's receivables management business is required to be licensed under state collection agency laws and regulations and to comply with various federal and state fair debt collection practices and consumer credit laws and regulations.

     Countries outside the United States in which the Company has substantial operations generally have yet to enact a detailed regulatory framework for teleservices. Many countries, including the European Union, have, however, enacted or proposed data protection laws which regulate consumer privacy and the collection and use of consumer data. Many of these laws are based on the privacy principles which were established by the Organisation for Economic Co-operation and Development (OCED) in its Guidelines on the Protection of Privacy and Transborder Flows of Personal Data. These laws generally provide individuals with a right to access and correct incorrect information and many provide that personally identifiable information can only be used or disclosed for specified and lawful purposes. Civil and criminal penalties can be imposed for violations under many of these laws.

     The teleservices and web-service industries, consumer groups and regulatory and legislative bodies are increasingly concerned about "right of privacy" issues as technological advances have dramatically increased the availability of information about consumers. This focus, and any resulting laws, regulations or standards, could impact the Company. It is possible that laws, regulations, or standards will be enacted for the teleservices and web-service industries which would, among other things, require the Company to modify current methods of consumer data collection and limit the use of consumer data by the Company and its clients.

     The industries served by the Company are subject to varying degrees of government regulation. For example, Company employees who complete the sale of certain U.S. insurance products are required to be variously licensed by some state insurance commissions and may also be required to participate in regular continuing education programs, which are currently provided in-house by the Company.

     The Company generally relies on its clients and their advisors to develop the scripts and client information to be used by SITEL in making or receiving customer contacts. The Company generally requires its clients to indemnify it against claims and expenses arising from clients' products, services, scripts or directives with respect to the services performed on its clients' behalf.

Quarterly Results and Seasonality

     The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' customer relationship management initiatives and teleservicing campaigns and the commencement and terms of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. The Company experiences periodic fluctuations related to both the start-up costs associated with expansion and the implementation of clients' customer relationship management activities. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies that often occur at the beginning of the year.

ITEM 2. PROPERTIES
        ----------

     The Company's executive offices are located in Baltimore, Maryland.

     As of December 31, 1999, the Company operated contact centers in various leased facilities and on client premises and utilized the services of remote operations sites in various locations as follows:

                                Company        Client           ROPS/          Total          Number of
Facility Location               Centers        Centers        Off-site      Facilities      Workstations
--------------------          ------------   ------------    ------------   ------------   ----------------
Australia                               1             --              --              1                325
Belgium                                 2             --              --              2                445
Brazil                                  1              2              --              3                 94
Canada                                  3              1              --              4                367
Colombia                                1             --              --              1                276
France                                  2             --               2              4                269
Germany                                 1             --              --              1                475
Ireland                                 1             --              --              1                232
Japan                                   1             --              --              1                287
Mexico                                  2             --              --              2                514
Netherlands                             1             --              --              1                128
New Zealand                            --              3              --              3                262
Portugal                                1             --              --              1                 96
Singapore                               1             --              --              1                159
Spain                                   7              3               6             16              2,782
Sweden                                  1             --               1              2                260
United Kingdom                          7             --              --              7              2,155
United States                          33              3               5             41              8,209
                              ------------   ------------    ------------   ------------   ----------------
                Totals:                66             12              14             92             17,335
                              ============   ============    ============   ============   ================

     SITEL utilizes a number of remote operations sites ("ROPS") which are owned and operated by independent third parties and are used by SITEL to meet a portion of its teleservicing needs. Additionally, SITEL contracts and operates out of several client sites to support specific client initiatives.

     The Company believes its current facilities are suitable and adequate for its current operations, but additional facilities will be required to support growth. SITEL believes suitable additional or alternative space will be available as needed on commercially reasonable terms. The Company's policy is to rent contact center space although it has from time to time built or purchased facilities and, in certain cases, subsequently sold them in sales-leaseback transactions.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     From time to time, the Company is involved in litigation incidental to its business. Although the ultimate outcome of such litigation cannot be predicted with certainty, management believes, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                           **************************
                      Executive Officers of the Registrant

The executive officers of the Company are:

Name                                       Age    Position

James F. Lynch........................     50    Chairman of the Board and Director
Phillip A. Clough.....................     38    Chief Executive Officer, President and Director
W. Gar Richlin........................     54    Executive Vice President, Chief Operating Officer and
                                                 Chief Financial Officer
Antoon Vanparys.......................     42    Executive Vice President, Global Business Development
Timothy P. Keyser.....................     53    Executive Vice President, Corporate Development

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

     Mr. Richlin has served as Chief Operating Officer since December 1998 and as Executive Vice President and Chief Financial Officer since March 1998. From September 1997 until joining SITEL, he served as Managing Director and Co-Head of Corporate Finance for BT Alex. Brown Incorporated. From 1991 until September 1997, Mr. Richlin served as Managing Director and Head of Investment Banking of Alex. Brown & Sons Incorporated.

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

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS
        -------------------------------------------------------------

     The Company's common stock is traded on the New York Stock Exchange under the symbol SWW. The following table sets forth, for the quarter indicated, the high and low sale prices of the common stock as reported by the New York Stock Exchange.

                                     HIGH                   LOW
      1998
      ------------------------------------------------------------------
      First Quarter            $       13.56            $        8.94
      Second Quarter           $       13.31            $        5.75
      Third Quarter            $        6.56            $        2.94
      Fourth Quarter           $        3.94            $        1.75

      1999
      ------------------------------------------------------------------
      First Quarter            $        4.94            $        2.13
      Second Quarter           $        3.94            $        2.00
      Third Quarter            $        5.31            $        2.56
      Fourth Quarter           $        7.63            $        3.88


     As of March 9, 2000, SITEL had 69,663,316 shares of common stock outstanding and 580 record holders of the Company's common stock.

     The Company has not declared or paid any cash dividends on its common stock since its inception, and the Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Furthermore, the Company's revolving credit facility and Senior Subordinated Notes contain restrictions on the payment of cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        --------------------------------------------------

     The following table presents selected historical financial data for the Company for the years ended 1995, 1996, 1997, 1998 and 1999. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto, included elsewhere herein.

                                                                          Years Ended December 31,
                                                     ------------------------------------------------------------------
                                                        1995         1996          1997          1998          1999
                                                     -----------  ------------  ------------  -----------   -----------
Income Statement Data:                                               (in thousands, except per share data)
Revenues                                          $     187,215   $   312,750   $   491,474   $  586,318   $   737,522
Cost of services                                        101,617       163,717       270,942      331,586       397,250
Selling, general and administrative
     expenses                                            69,213       120,695       185,589      235,900       312,376
Special compensation expense (1)                         34,585            --            --           --            --
Asset impairment and restructuring
     expenses (2)                                            --            --        15,681        6,607         9,596
                                                     -----------  ------------  ------------  -----------   -----------
                Operating income (loss)                 (18,200)       28,338        19,262       12,225        18,300

Transaction related expense (3)                              --         6,988            --           --            --
Interest expense, net                                       702           227         5,096       12,747        12,785
Other income, net                                           118            32           126          263           316
                                                     -----------  ------------  ------------  -----------   -----------
                Income (loss) before taxes
                   and minority interest                (18,784)       21,155        14,292         (259)        5,831

Income tax expense (benefit)                             (6,593)       10,221        11,306          966         6,336
Minority interest                                         1,262            77           174         (651)          304
                                                     -----------  ------------  ------------  -----------   -----------
                Net income (loss) from
                   continuing operations                (13,453)       10,857         2,812         (574)         (809)

Extraordinary loss on refinancing of debt,
     net of taxes                                            --            --            --         (514)           --
                                                     -----------  ------------  ------------  -----------   -----------
                Net income (loss)                 $     (13,453)  $    10,857   $     2,812   $   (1,088)   $     (809)
                                                     ===========  ============  ============  ===========   ===========
 Income (loss) from continuing operations
  per common share:
         Basic                                    $       (0.33)  $      0.19   $      0.05   $    (0.01)   $    (0.01)
         Diluted                                  $       (0.29)  $      0.16   $      0.04   $    (0.01)   $    (0.01)

Weighted average common shares
  outstanding (4):
         Basic                                           40,565        57,793        61,764       63,888        66,550
         Diluted                                         46,477        65,929        68,811       63,888        66,550

Balance Sheet and Other Data:
Working capital                                   $      24,182   $    36,836   $    39,545   $   41,660   $    87,384
Total assets                                            100,960       211,684       385,880      405,610       432,246
Long-term debt, net of current portion                    4,305         4,861       115,488      116,237       148,330
Stockholders' equity                                     65,380       126,725       158,388      161,854       160,698

----------------

(1) Represents a non-cash compensation expense incurred in February 1995 resulting from the grant of stock options with an exercise price of $.0025 per share to 265 employees of the Company to replace stock appreciation rights previously granted under the Company's Employee Equity Benefit Plan and previously granted stock options. Excluding the special compensation expense and a one-time forgiveness of debt of $0.5 million owed by two stockholders, operating income, net income, basic income per share and diluted income per share would have been $16.9 million, $9.7 million, $0.24 and $0.21, respectively, for 1995.

(2) Represents a restructuring expense and a writedown of the Company's investment in its Telebusiness business unit of $5.2 million and $10.5 million, respectively, for the year ended December 31, 1997, a restructuring expense of $6.6 million for the year ended December 31, 1998 and asset impairment expense of $9.6 million for the year ended December 31, 1999. Excluding those operating expenses, operating income, net income, basic income per share and diluted income per share would have been $34.9 million, $18.5 million, $0.30 and $0.27, respectively, for 1997, $18.8 million, $3.5 million, $0.05 and $0.05, respectively for 1998 and $27.9 million, $7.5 million, $0.11 and $0.10, respectively, for 1999.

(3) Represents expenses resulting from the acquisitions of Mitre plc and National Action Financial Services, Inc., accounted for as pooling of interest transactions. Excluding certain one-time operating expenses and the transaction related expenses, operating income, net income, basic income per share and diluted income per share would have been $30.5 million, $19.5 million, $0.34 and $0.30, respectively, for 1996.

(4) See Note 1 to Notes to Consolidated Financial Statements for an explanation of the determination of weighted average common shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     SITEL Corporation ("SITEL") and subsidiaries (collectively, the "Company") provide customer relationship management services on behalf of clients in North America, Europe, Asia Pacific and Latin America. The Company finds, acquires and retains customers and helps organizations enhance and grow these relationships through a variety of value-added services via electronic media, including the telephone and the Internet, and, to a lesser extent, traditional mail. The Company provides services to clients principally in the consumer, financial services, insurance, telecommunications, technology and utilities sectors.

     SITEL was founded in 1985 by its current chairman, James F. Lynch, in Omaha, Nebraska. SITEL completed its initial public offering of common stock in 1995, and was the first major independent publicly held company in the teleservices industry. In 1996, the Company began its international expansion with acquisitions in Canada and Spain (which also included operations in Portugal) and, in particular, with the merger with Mitre plc ("Mitre" or the "Mitre Merger") which was completed in September 1996. At the time of the Mitre Merger, Mitre had operations in the United Kingdom, Belgium and Japan and was in the final stages of completing plans to enter Singapore, Hong Kong and Germany. In 1997, SITEL entered Australia, New Zealand, Sweden and Ireland through acquisitions; entered Mexico and Colombia through a joint venture with Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE"); and entered France on the basis of a client contract. In 1996 and 1997, the Company also completed acquisitions that gave it the capability to offer receivables management, consulting and technical support services.

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

Results of Operations

1999 Compared to 1998

     Revenues. Revenues increased $151.2 million, or 25.8%, to $737.5 million in 1999 from $586.3 million in 1998. Of this increase, $91.0 million was attributable to increased revenues from existing clients and $60.2 million was attributable to services initiated for new clients. The implementation of a significant new contract for an existing client resulted in $72.3 million of revenues in 1999. These revenues included $33.5 million associated with the pass-through of certain third-party technology expenses.

     Cost of Services. Cost of services represents primarily labor and telephone expenses directly related to providing remote customer contacts for our clients via e-media (telephone, FAX, Internet, e-mail, mobile communication) and traditional mail. Cost of services as a percent of revenue can vary based on the nature of the contract, the nature of the work and the market in which the service is provided. Implementations of large contracts in which the implementation costs are reflected in selling, general and administrative services can significantly impact cost of services as of percent of revenue. Accordingly, cost of services as a percent of revenue can vary, sometimes significantly, from quarter to quarter. Cost of services increased 19.8% to $397.3 million in 1999 from $331.6 million in 1998. As a percentage of revenues, cost of services decreased from 56.6% in 1998 to 53.9% in 1999. This decrease was primarily attributable to revenues associated with the implementation of a significant contract in 1999 in which significant related costs are included in selling, general and administrative expenses. Excluding the impact of this contract, cost of services as a percent of revenues was 56.4%, approximately the same as 1998. Cost of services as a percentage of revenues was impacted by improved labor utilization in the United Kingdom and Central Europe, offset by higher labor costs in Spain associated with a new national labor contract and lower labor utilization in certain contact centers in the United States due to variability of outbound sales campaigns.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses represent expenses incurred to directly support and manage the operations, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services. Selling, general and administrative expenses increased 32.4% to $312.4 million in 1999 from $235.9 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased to 42.4% of revenues in 1999 from 40.2% in 1998. The increase was primarily attributable to $33.5 million of third-party technology expenses associated with the implementation of a significant new contract in 1999. Excluding the impact of these technology costs, selling, general and administrative expenses decreased to 39.6% of revenue in 1999. This decrease was primarily attributable to the leveraging of overhead costs through revenue growth in the third and fourth quarters of 1999, offset by re-engineering costs in the United Kingdom and severance and consolidation costs in the Asia Pacific region in the first six months of 1999.

     Asset Impairment and Restructuring Expenses. In the third quarter of 1999, the Company recorded a net expense of $9.6 million primarily related to the write down of capitalized software and related technology assets. During the quarter, the Company reviewed its capitalized software and related technology assets for impairment in connection with the change in its technology strategy as it related to the adoption of a new platform for its Customer Relationship Management software applications. As a result, the Company wrote down certain capitalized software and related technology assets by $10.1 million to estimated fair value.

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

     Operating Income (Loss). Operating income increased 49.7% to $18.3 million in 1999 from $12.2 million in 1998. Excluding the asset impairment and restructuring expenses discussed above, operating income increased 48.1% to $27.9 million in 1999 from $18.8 million in 1998. This increase was primarily attributable to the implementation of a significant new contract in the U.S. and substantially higher earnings in the Company's U.S.-based technical support and Central European businesses, offset by declines in the Spain and U.S.-based customer acquisition businesses.

     Interest Expense, Net. Interest expense, net of interest income, was $12.8 million in 1999 and $12.7 million in 1998 as an increase in total average borrowings was offset by lower interest rates in Latin America and Europe.

     Income Tax Expense. Income tax expense was $6.3 million on pre-tax income of $5.8 million in 1999 compared to $1.0 million on pre-tax loss of $0.3 million in 1998. The difference between income tax expense and the expense which would result from applying the Federal statutory rate to pre-tax income is primarily due to non-deductible goodwill, non-deductible asset impairment expenses, net operating losses in certain Asia Pacific subsidiaries for which no tax benefit is recognized, higher international tax rates in certain jurisdictions and U.S. state and local income taxes.

     Net Loss From Continuing Operations and Net Loss. Net loss from continuing operations increased from $0.6 million in 1998 to $0.8 million in 1999. Excluding asset impairment and restructuring expenses, net income from continuing operations increased from $4.0 million in 1998 to $7.5 million in 1999 for the reasons described above. The difference between net loss from continuing operations and net loss in 1998 was an extraordinary loss that related to the write off of the deferred costs on the Company's original Credit Agreement that was amended in 1998.

1998 Compared to 1997

     Revenues. Revenues increased $94.8 million, or 19.3%, to $586.3 million in 1998 from $491.5 million in 1997. Of this increase, $76.3 million was attributable to services initiated for new clients, $13.0 million was attributable to increased revenues from existing clients and $5.5 million was attributable to revenues from businesses acquired in 1998 under the purchase method of accounting. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

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

     Restructuring Expenses. The Company recorded restructuring expenses of $6.6 million in 1998. The restructuring expenses primarily represent expenses associated with statutory or contractual severance arrangements and related costs. The charge was driven by two principal factors: a lower level of campaign business, which historically has represented a large portion of the Company's business in Europe, and the need to reposition the Company's infrastructure for increasing amounts of outsourcing business.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $39.3 million in 1999, consisting primarily of income before non-cash expenses of $54.6 million and an increase in accrued expenses and short-term payables of $28.1 million offset by increases in accounts receivable of $38.9 million. The Company anticipates that accounts receivable balances will continue to grow as the Company grows. Net cash used in investing activities was $34.5 million in 1999 primarily related to purchases of property and equipment, offset by cash proceeds from sale-leasebacks of property and equipment. In addition, the Company acquired property and equipment of $9.0 million in connection with capitalized leases. Net cash provided by financing activities was $1.2 million as payments on debt and capital lease obligations were offset by additional borrowings.

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

     The Company has historically used equity capital, funds generated from operations, leases of property and equipment, senior subordinated notes and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures and working capital requirements. At December 31, 1999, the Company had unused lines of credit totaling $19.7 million. The Company obtained an additional line of credit in January 2000 of $8.1 million. During 1998 and 1999, the Company sought and obtained certain modifications to its existing long-term credit facility to permit continued availability of borrowing under such facility. The Company believes that funds generated from operations, existing cash, leases of property and equipment and the funds available under its credit facilities will be sufficient to finance its current operations, planned capital expenditures and internal growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

Year 2000 Issue

     The Year 2000 statement which follows is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law No. 105-271.

     The Company  recognized  the need to ensure Year 2000 software and embedded system failures would not adversely impact its operations. Specifically, computational errors and system failures were a known risk with respect to dates after December 31, 1999. The Company established a central Y2K compliance office that reported directly to the Chief Information Officer. Each of the Company's operating units also designated information technology (IT) personnel to address the issues that the unit faced and to report to the central Y2K compliance office. The Company implemented a system which allowed it to track all IT and non-IT systems and facility functions for compliance with industry Y2K standards. This tracking system allowed the Company to monitor and track each functional point as a single item grouped by how critical the item was in the Company's ability to perform its daily functions. Based on the output from this data and an analysis of the system reports, the Company believed that all functional points which were critical to the Company's functions had been identified and assessed. Further, the Company developed a remediation plan for each item in the critical list. Part of the Company's remediation strategy was in concert with its efforts to acquire or develop new and innovative systems for its internal operations. The Company has transitioned into the year 2000 with no major impact on our commitment to servicing our clients. In instances where minor incidents were reported, contingency plans were invoked and service levels to our clients were maintained. These minor occurrences had no impact on day-to-day operations and have since been repaired with no financial impact.

     IT issues. Internal systems represented approximately 28% of the overall effort in the IT applications area. The remaining 72% of the overall effort in the IT area was in the interface and integration of external client and vendor application systems. The Company implemented a three-step process of contacting significant vendors and clients to request information about the status of their Y2K compliance efforts. In addition to communicating with significant vendors, the Company tested certain critical vendor application systems for Y2K compliance. The Company identified mitigation and contingency plans at both the business and technical IT levels. In addition to communicating with significant clients, the Company had a strategy to deal with non-compliant external client customer data by enabling data to be used by the Company's systems.

     Non IT issues (facilities). Non-IT issues, with few exceptions, had been classified into a non-critical category. The few exceptions included dial tone for the Company's telephony and power from the Company's energy providers. The Company included these functional points in the critical category for purposes of scheduling. Based on communications with the providers of these services, the Company believed that these services would not be interrupted by Year 2000 failures. The Company's contingency plan for the loss of power included generator systems in the Company's major facilities. The Company's contingency plan for loss of dial tone included the distribution of network services across several providers. This would allow the Company to minimally maintain its service levels in the event of a failure.

     Phases. The Company employed a four-phase, nine-process step Project Methodology that covered each aspect of Y2K compliance. The four phases are:

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

                                               Phase 1            Phase 2             Phase 3             Phase 4
                                                                                   Verification/
         Process Steps                       Assessment         Remediation           Testing           Implementation
-----------------------------------------------------------------------------------------------------------------------
1.  Recognition/Awareness                         X                  X                   X                   X
2.  Inventory                                     X
3.  Evaluation                                    X
4.  Determination                                 X
5.  Remediation                                                      X
6.  Re-engineering                                                   X
7.  Multi-level testing                           X                  X                   X                   X
8.  Implementation                                                                                           X
9.  Post-implementation                                                                                      X

     The Company clearly defined each of the process steps in the Project Methodology. The Recognition/Awareness step included communication of the Y2K issues and their importance throughout the Company. The Inventory step included the identification and cataloging of each item that must be verified for compliance with Y2K processing. The Evaluation step involved the evaluation and categorization of the critical nature of each item based on established criteria. The Determination step included making informed management decisions regarding the strategy to be taken for each individual item. The Remediation step involved repair of all components of a process that could improperly process dates. The Re-engineering step consisted of rewriting and/or replacing whole units of software code. The Multi-level testing step involved the development of detailed testing criteria and the implementation of those testing plans. The Implementation step involved the coordination of the release of applications/systems into the live systems environment. The Post-implementation step included the on-going monitoring of applications/systems that have been repaired and placed into the live systems environment.

     Contingency Plans. The Company developed Year 2000 Business Contingency Plans for conducting its business operations in the event of crises. This effort was not limited to the risks posed by the potential Year 2000 failures of the Company's internal information systems or infrastructures, but also included the potential secondary impact on the Company of Year 2000 failures, including potential systems failures of business partners and infrastructure service providers.

     Costs of Y2K Compliance. The Company estimates that the costs to become Y2K compliant approximate $11 million. Substantially all of these costs have been incurred through December 31, 1999. Minor internal costs will be incurred in the first quarter of 2000 in connection with monitoring the impact of the year change on systems and operations and winding down the Y2K project office.

Quarterly Results and Seasonality

The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' customer relationship management initiatives and teleservicing campaigns and the commencement and terms of new contracts, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. The Company experiences periodic fluctuations related to both the start-up costs associated with expansion and the implementation of clients' customer relationship management activities. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies that often occur at the beginning of the year.

Effects of Inflation

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Investments and Hedging Activities, was issued in June 1998. SFAS 133 establishes accounting standards for derivative instruments and for hedging activities. The standard, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company anticipates adopting this accounting pronouncement in the third quarter of 2001; however, management believes that it will not have a significant impact on the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company is exposed to market risks associated primarily with changes in foreign currency exchange rates. The Company has operations in many parts of the world; however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. The Company entered into certain hedging transactions during 1998 and 1999 designed to hedge foreign currency exchange risk related to short term intercompany loans, however the amounts involved were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     The information called for by this item (other than selected quarterly information, which is set forth as follows) is incorporated by reference from the Company's Consolidated Financial Statements set forth on pages F-3 through F-31 hereof.

     The following table sets forth income statement data for each of the four quarters of 1999 and 1998. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                   Three Months Ended
                                             --------------------------------------------------------------------
                                               March 31,        June 30,      September 30,        December 31,
(in thousands, except per share data)            1999             1999            1999                 1999
                                             ------------     -----------     -----------          -----------
Revenues                                   $     164,185    $    177,996    $    189,597         $    205,744
Operating expenses:
     Cost of services                             88,465          95,343         100,446              112,996
     Selling, general and administrative
         expenses                                 74,382          77,989          79,181               80,824
     Asset impairment and restructuring
         expenses                                     --              --           9,596                   --
                                             ------------     -----------     -----------          -----------
                Operating income                   1,338           4,664             374 (a)           11,924

Interest expense, net                             (3,156)         (2,994)         (3,203)              (3,432)
Other income (expense), net                           63              57             (69)                 265
                                             ------------     -----------     -----------          -----------

                Income (loss) before
                   income taxes and
                   minority interest              (1,755)          1,727          (2,898)               8,757

Income tax expense (benefit)                        (203)          1,086           1,762                3,691
Minority interest                                    (69)            133              58                  182
                                             ------------     -----------     -----------          -----------
                Net income (loss)          $      (1,483)   $        508    $     (4,718)(a)     $      4,884
                                             ============     ===========     ===========          ===========

Income (loss) per common share:
     Basic                                 $       (0.02)   $       0.01    $      (0.07)(a)     $       0.07
     Diluted                                       (0.02)           0.01           (0.07)(a)             0.07

Weighted average common shares
  outstanding:
         Basic                                    64,842          65,917          67,544               67,854
         Diluted                                  64,842          72,197          67,544               74,398

(a) Includes asset impairment expenses of $9.6 million. For the three months ended September 30, 1999, excluding the asset impairment expenses and related tax effects, operating income, net income, basic income per share and diluted income per share would have been $10.0 million, $3.6 million, $0.05 and $0.05, respectively.

                                                                        Three Months Ended
                                                 ----------------------------------------------------------------------
                                                   March 31,        June 30,         September 30,      December 31,
(in thousands, except per share data)                1998             1998                1998              1998
                                                 ------------     ------------        ------------      ------------

Revenues                                       $     137,748    $     147,307       $     146,755     $     154,508
Operating expenses:
     Cost of services                                 77,820           82,585              82,636            88,545
     Selling, general and administrative
         expenses                                     54,672           61,096              59,045            61,087
     Restructuring expenses                               --            6,607                  --                --
                                                 ------------     ------------        ------------      ------------
                Operating income (loss)                5,256           (2,981)(a)           5,074             4,876

Interest expense, net                                 (2,590)          (3,375)             (3,457)           (3,325)
Other income, net                                        135               34                  19                75
                                                 ------------     ------------        ------------      ------------

                Income (loss) before
                   income taxes and
                   minority interest                   2,801           (6,322)              1,636             1,626

Income tax expense (benefit)                           1,117           (1,878)                836               891
Minority interest                                       (294)              31                  13              (401)
                                                 ------------     ------------        ------------      ------------

                Net income (loss) from
                   continuing operations               1,978           (4,475)(a)             787             1,136

Extraordinary loss on refinancing of
     debt, net of tax                                    514               --                  --                --
                                                 ------------     ------------        ------------      ------------
                Net income (loss)              $       1,464    $      (4,475)(a)   $         787     $       1,136
                                                 ============     ============        ============      ============

Income (loss) from continuing
  operations per common share:
         Basic                                 $        0.03    $       (0.07)      $        0.01     $        0.02
         Diluted                                        0.03            (0.07)               0.01              0.02

Net income (loss) per share:
         Basic                                 $        0.02    $       (0.07)(a)   $        0.01     $        0.02
         Diluted                                        0.02            (0.07)(a)            0.01              0.02

Weighted average common shares
  outstanding:
         Basic                                        63,295           63,871              64,081            64,291
         Diluted                                      69,611           63,871              70,640            71,364

(a) Includes restructuring expenses of $6.6 million. For the three months ended June 30, 1998, excluding the restructuring expenses and related tax effects, operating income, net income, basic income per share and diluted income per share would have been $3.6 million, $0.1 million, $0.00 and $0.00, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------------------
     None.

                                    PART III
                                    --------

     The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 2000 annual meeting of the registrant's stockholders to be held on May 5, 2000, which involves the election of directors. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Form 10-K.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     1. Financial Statements. The following Consolidated Financial Statements of SITEL Corporation and Independent Auditors' Report are included at pages F-1 through F-31 of this Form 10-K:

          -    Independent Auditors' Report.

          -    Consolidated Balance Sheets at December 31, 1998 and 1999.

          - Consolidated Statements of Income (Loss) For The Years Ended December 31, 1997, 1998 and 1999.

          - Consolidated Statements of Stockholders' Equity For The Years Ended December 31, 1997, 1998 and 1999.

          - Consolidated Statements of Cash Flows For The Years Ended December 31, 1997, 1998 and 1999.

          -    Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules. The following consolidated financial statement schedules of SITEL Corporation for the years ended December 31, 1997, 1998 and 1999 are included at pages S-1 through S-2 of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements:

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

     3. Exhibits. The following Exhibits are filed as part of, or are incorporated by reference into, this Form 10-K:

Exhibit No.
-----------
(1)       3.1         Amended and Restated Articles of Incorporation
(5)       3.1(a)      Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation
(1)       3.4         Amended and Restated Bylaws.
(9)       3.4(a)      Amended and Restated Bylaws (conformed copy including Amendment No. 1)
(21)      3.4(b)      Amendment No. 2 to Amended and Restated Bylaws
(18)      3.5         Certificate of Designation of Series A Participating Preferred Stock.
(6)       4.2         Specimen Common Stock Certificate.
(19)      4.3         Rights Agreement.
(1)       9.1         Form of General Voting Agreement.
(1)       10.1        SITEL Corporation Stock Option Plan for Replacement of Existing Options.
(6)       10.1(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of Existing Options
(1)       10.2        SITEL Corporation Stock Option Plan for Replacement of EEBs.
(6)       10.2(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of EEBs.
(4)       10.3        Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(6)       10.3(a)     Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(8)       10.3(b)     Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan
(12)      10.3(c)     Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(7)       10.4        Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan.
(22)      10.4(a)     Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan
(1)       10.5        SITEL Corporation Executive Wealth Accumulation Plan.
(13)      10.5(a)     Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan.
(25)      10.5(b)     Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan.
(23)      10.6        SITEL Corporation 1999 Stock Incentive Plan.
(24)      10.6(a)     Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan.
(1)       10.7        Form of Right of First Refusal.
(2)       10.8        Form of Indemnification Agreement with Outside Directors.
(3)       10.9        Form of Indemnification Agreement with Executive Officers.
(14)      10.10       Amended and Restated SITEL Corporation Employee Stock Purchase Plan.
(10)      10.11       Amended Credit Agreement with Bankers Trust Company.
(16)      10.11(a)    First Amendment dated as of June 19, 1998 to Amended Credit Agreement.
(20)      10.11(b)    Second Amendment dated as of September 30, 1998 to Amended Credit Agreement.
(26)      10.11(c)    Third Amendment dated as of September 30, 1999 to Amended Credit Agreement.
(11)      10.12       Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006.
(17)      10.12(a)    First Supplemental Indenture
(15)      10.12(b)    Registration Rights Agreement
          10.13       Amended and Restated Employment Agreement with James F. Lynch.
          10.14       Employment Agreement with Antoon Vanparys
          21          Subsidiaries.
          23.1        Consent of KPMG LLP
          27          Financial Data Schedule.
-------------------------------------

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

                           (7)      Previously filed as Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                           (8)      Previously filed as Appendix C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                           (9)      Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form
                                    S-3 (Registration No. 333-28131).

                           (10)     Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on March 16, 1998.

                           (11)     Previously filed as Exhibit 10.2 to the Company's Form 8-K filed on March 16, 1998.

                           (12)     Previously filed as Exhibit 10.3(c) to the Company's Form 10-Q for the quarter ended March 31, 1998.

                           (13)     Previously filed as an exhibit under the same exhibit number to the Company's
                                    Form 10-Q for the quarter ended March 31, 1998.

                           (14)     Previously filed as Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 1998.

                           (15)     Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on April 24, 1998.

                           (16)     Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on July 1, 1998.

                           (17)     Previously filed as Exhibit 4.2 to the Company's Amendment No. 1 to Form S-4
                                    filed on August 21, 1998.

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


                           (19)     Previously filed as Exhibit 1 to the Company's Registration Statement on Form
                                    8-A filed on August 24, 1998.

                           (20)     Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

                           (21)     Previously filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

                           (22)     Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999.

                           (23)     Previously filed as Exhibit 4.1 to the Company's Registration Statement on
                                    Form S-8 (Registration No. 333-78241).

                           (24)     Previously filed as Exhibit 4.2 to the Company's Registration Statement on
                                    Form S-8 (Registration No. 333-78241).

                           (25)     Previously filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999.

                           (26)     Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1999.

(b) There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

                                       25

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 22, 2000                  SITEL Corporation


                                         By:  /s/Phillip A. Clough
                                              --------------------------------
                                              Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


/s/James F. Lynch          Chairman of the Board                 March 22, 2000
-------------------------  and Director
James F. Lynch


/s/Phillip A. Clough       Chief Executive Officer and           March 22, 2000
-------------------------  Director
Phillip A. Clough


/s/W. Gar Richlin          Executive Vice President and          March 22, 2000
-------------------------  Chief Financial Officer
W. Gar Richlin             (Principal Financial Officer)


/s/James E. Stevenson      Corporate Controller                  March 22, 2000
-------------------------  (Principal Accounting Officer)
James E. Stevenson


/s/Bill L. Fairfield       Director                              March 22, 2000
-------------------------
Bill L. Fairfield


/s/Kelvin C. Berens        Director                              March 22, 2000
-------------------------
Kelvin C. Berens


/s/George J. Kubat         Director                              March 22, 2000
-------------------------
George J. Kubat

                                  EXHIBIT INDEX

Exhibit No.
-----------
(1)       3.1         Amended and Restated Articles of Incorporation
(5)       3.1(a)      Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation
(1)       3.4         Amended and Restated Bylaws.
(9)       3.4(a)      Amended and Restated Bylaws (conformed copy including Amendment No. 1)
(21)      3.4(b)      Amendment No. 2 to Amended and Restated Bylaws
(18)      3.5         Certificate of Designation of Series A Participating Preferred Stock.
(6)       4.2         Specimen Common Stock Certificate.
(19)      4.3         Rights Agreement.
(1)       9.1         Form of General Voting Agreement.
(1)       10.1        SITEL Corporation Stock Option Plan for Replacement of Existing Options.
(6)       10.1(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of Existing Options
(1)       10.2        SITEL Corporation Stock Option Plan for Replacement of EEBs.
(6)       10.2(a)     Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement of EEBs.
(4)       10.3        Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(6)       10.3(a)     Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(8)       10.3(b)     Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan
(12)      10.3(c)     Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan.
(7)       10.4        Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan.
(22)      10.4(a)     Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan
(1)       10.5        SITEL Corporation Executive Wealth Accumulation Plan.
(13)      10.5(a)     Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan.
(25)      10.5(b)     Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan.
(23)      10.6        SITEL Corporation 1999 Stock Incentive Plan.
(24)      10.6(a)     Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan.
(1)       10.7        Form of Right of First Refusal.
(2)       10.8        Form of Indemnification Agreement with Outside Directors.
(3)       10.9        Form of Indemnification Agreement with Executive Officers.
(14)      10.10       Amended and Restated SITEL Corporation Employee Stock Purchase Plan.
(10)      10.11       Amended Credit Agreement with Bankers Trust Company.
(16)      10.11(a)    First Amendment dated as of June 19, 1998 to Amended Credit Agreement.
(20)      10.11(b)    Second Amendment dated as of September 30, 1998 to Amended Credit Agreement.
(26)      10.11(c)    Third Amendment dated as of September 30, 1999 to Amended Credit Agreement.
(11)      10.12       Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006.
(17)      10.12(a)    First Supplemental Indenture
(15)      10.12(b)    Registration Rights Agreement
          10.13       Amended and Restated Employment Agreement with James F. Lynch.
          10.14       Employment Agreement with Antoon Vanparys
          21          Subsidiaries.
          23.1        Consent of KPMG LLP
          27          Financial Data Schedule.
-------------------------------------

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

                           (7)      Previously filed as Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                           (8)      Previously filed as Appendix C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed on April 30, 1997.

                           (9)      Previously filed as Exhibit 4.2 to the Company's Registration Statement on
                                    Form S-3 (Registration No. 333-28131).

                           (10)     Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on March 16, 1998.

                           (11)     Previously filed as Exhibit 10.2 to the Company's Form 8-K filed on March 16, 1998.

                           (12)     Previously filed as Exhibit 10.3(c) to the Company's Form 10-Q for the quarter ended March 31, 1998.

                           (13)     Previously filed as an exhibit under the same exhibit number to the Company's
                                    Form 10-Q for the quarter ended March 31, 1998.

                           (14)     Previously filed as Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 1998.

                           (15)     Previously filed as Exhibit 4.2 to the Company's Registration Statement on
                                    Form S-4 filed on April 24, 1998.

                           (16)     Previously filed as Exhibit 10.1 to the Company's Form 8-K filed on July 1, 1998.

                           (17)     Previously filed as Exhibit 4.2 to the Company's Amendment No. 1 to Form S-4
                                    filed on August 21, 1998.

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


                           (19)     Previously filed as Exhibit 1 to the Company's Registration Statement on Form
                                    8-A filed on August 24, 1998.

                           (20)     Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998.

                           (21)     Previously filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 1998.

                           (22)     Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999.

                           (23)     Previously filed as Exhibit 4.1 to the Company's Registration Statement on
                                    Form S-8 (Registration No. 333-78241).

                           (24)     Previously filed as Exhibit 4.2 to the Company's Registration Statement on
                                    Form S-8 (Registration No. 333-78241).

                           (25)     Previously filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999.

                           (26)     Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1999.

                       SITEL CORPORATION AND SUBSIDIARIES
                 Index to Consolidated Financial Statements and
                         Financial Statement Schedules

Consolidated Financial Statements
---------------------------------

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets at December 31, 1998 and 1999................... F-3

Consolidated Statements of Income (Loss) For The Years Ended
December 31, 1997, 1998 and 1999............................................ F-4

Consolidated Statements of Stockholders' Equity For The Years Ended
December 31, 1997, 1998 and 1999............................................ F-5

Consolidated Statements of Cash Flows For The Years Ended December 31,
1997, 1998, and 1999........................................................ F-6

Notes to Consolidated Financial Statements.................................. F-7

Financial Statement Schedules
-----------------------------

Independent Auditors' Report................................................ S-1

Schedule II - Valuation and Qualifying Accounts............................. S-2

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
SITEL Corporation:

     We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                      KPMG LLP

Omaha, Nebraska
February 7, 2000

                                      F-2                            (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                              DECEMBER 31,
                                                                                         ---------------------
                              ASSETS                                                        1998        1999
                                                                                            ----        ----

Current assets:
     Cash and cash equivalents                                                           $  14,472   $  22,305
     Trade accounts receivable (net of allowance for doubtful accounts of
       $3,970 and $5,622 in 1998 and 1999, respectively)                                   129,809     164,473
     Prepaid expenses                                                                        5,257       7,997
     Deferred income taxes                                                                   1,658       1,950
     Other assets                                                                            6,024       7,825
                                                                                         ---------   ---------
                     Total current assets                                                  157,220     204,550

Property and equipment, net                                                                127,613     118,349
Goodwill, net                                                                               93,288      85,258
Deferred income taxes                                                                       15,425      15,649
Other assets                                                                                12,064       8,440
                                                                                         ---------   ---------
                     Total assets                                                        $ 405,610   $ 432,246
                                                                                         =========   =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                       $  30,545   $   7,337
     Current portion of long-term debt                                                       3,671       2,838
     Current portion of capitalized lease obligations                                        3,650       4,308
     Trade accounts payable                                                                 30,784      37,592
     Income taxes payable                                                                    3,875       7,135
     Accrued wages, salaries and bonuses                                                    15,620      19,893
     Accrued operating expenses                                                             23,527      28,922
     Deferred revenue and other                                                              3,888       9,141
                                                                                         ---------   ---------
                     Total current liabilities                                             115,560     117,166

Long-term debt, excluding current portion                                                  107,027     136,077
Capitalized lease obligations, excluding current portion                                     9,210      12,253
Deferred compensation                                                                        1,591       1,905
Minority interest                                                                           10,368       4,147

Commitments and contingencies

Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares authorized,
         64,399,645 and 68,170,828 shares issued and outstanding in 1998
         and 1999, respectively                                                                 64          68
     Paid-in capital                                                                       157,892     165,870
     Accumulated other comprehensive income                                                 (4,428)    (12,757)
     Retained earnings                                                                       8,326       7,517
                                                                                         ---------   ---------
                     Total stockholders' equity                                            161,854     160,698
                                                                                         ---------   ---------
                     Total liabilities and stockholders' equity                          $ 405,610   $ 432,246
                                                                                         =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (in thousands, except per share data)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                  1997        1998         1999
                                                                  ----        ----         ----
Revenues                                                       $ 491,474    $ 586,318    $ 737,522
                                                               ---------    ---------    ---------
Operating expenses:
     Cost of services                                            270,942      331,586      397,250
     Selling, general and administrative expenses                185,589      235,900      312,376
     Asset impairment and restructuring expenses                  15,681        6,607        9,596
                                                               ---------    ---------    ---------
                Total operating expenses                         472,212      574,093      719,222
                                                               ---------    ---------    ---------
                Operating income                                  19,262       12,225       18,300
                                                               ---------    ---------    ---------

Other income (expense):
     Interest income                                                 561          925          523
     Interest expense                                             (5,657)     (13,672)     (13,308)
     Other income, net                                               126          263          316
                                                               ---------    ---------    ---------
                Total other income (expense)                      (4,970)     (12,484)     (12,469)
                                                               ---------    ---------    ---------

Income (loss) before income taxes and minority interest           14,292         (259)       5,831
Income tax expense                                                11,306          966        6,336
Minority interest                                                    174         (651)         304
                                                               ---------    ---------    ---------
                Net income (loss) from continuing operations       2,812         (574)        (809)

Extraordinary loss on refinancing of debt, net of taxes               --         (514)          --
                                                               ---------    ---------    ---------
                Net income (loss)                              $   2,812    $  (1,088)   $    (809)
                                                               =========    =========    =========
Income (loss) from continuing operations per common share:
     Basic                                                     $    0.05    $   (0.01)   $   (0.01)
     Diluted                                                   $    0.04    $   (0.01)   $   (0.01)

Income (loss) per common share:
     Basic                                                     $    0.05    $   (0.02)   $   (0.01)
     Diluted                                                   $    0.04    $   (0.02)   $   (0.01)

Weighted average common shares outstanding:
     Basic                                                        61,764       63,888       66,550
     Diluted                                                      68,811       63,888       66,550

The accompanying notes are an integral part of the consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1997, 1998, and 1999
                             (dollars in thousands)

                                                                       ACCUMULATED
                                                                          OTHER       RETAINED      TOTAL
                                                 COMMON     PAID-IN    COMPREHENSIVE  EARNINGS   STOCKHOLDERS'
                                                 STOCK      CAPITAL       INCOME      (DEFICIT)     EQUITY
                                                 -----      -------       ------      ---------     ------
BALANCE, DECEMBER 31, 1996                      $      59   $ 117,736   $   2,328    $   6,602    $ 126,725
Issuance of 1,891,562 shares of common stock
     for options exercised                              2         226          --           --          228
Tax benefit of stock options exercised                 --       7,685          --           --        7,685
Issuance of 2,332,375 shares of common stock
     for acquisitions                                   2      29,679          --           --       29,681
Comprehensive income (loss):
     Net income                                        --          --          --        2,812        2,812
     Currency exchange adjustment                      --          --      (7,798)          --       (7,798)
     Change in unrealized gain, net of taxes           --          --        (945)          --         (945)
                                                                                                  ---------
     Total comprehensive income (loss)                 --          --          --           --       (5,931)
                                                ---------   ---------   ---------    ---------    ---------
BALANCE, DECEMBER 31, 1997                             63     155,326      (6,415)       9,414      158,388
Issuance of 1,192,348 shares of common stock
     for options exercised                              1           2          --           --            3
Tax benefit of stock options exercised                 --       2,175          --           --        2,175
Issuance of  41,353 shares of common stock
     for acquisitions                                  --         295          --           --          295
Other                                                  --          94          --           --           94
Comprehensive income (loss):
     Net loss                                          --          --          --       (1,088)      (1,088)
     Currency exchange adjustment                      --          --       2,059           --        2,059
     Change in unrealized gain, net of taxes           --          --         (72)          --          (72)
                                                                                                  ---------
     Total comprehensive income (loss)                 --          --          --           --          899
                                                ---------   ---------   ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998                             64     157,892      (4,428)       8,326      161,854
Issuance of 1,616,087 shares of common stock
     for options exercised                              2         769          --           --          771
Tax benefit of stock options exercised                 --         541          --           --          541
Issuance of  2,205,333 shares of common stock
     for acquisition of minority interest               2       6,614          --           --        6,616
Other                                                  --          54          --           --           54
Comprehensive income (loss):
     Net loss                                          --          --          --         (809)        (809)
     Currency exchange adjustment                      --          --      (8,329)          --       (8,329)
                                                                                                  ---------
     Total comprehensive income (loss)                 --          --          --           --       (9,138)
                                                ---------   ---------   ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999                      $      68   $ 165,870   $ (12,757)   $   7,517    $ 160,698
                                                =========   =========   =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                             1997         1998         1999
                                                                             ----         ----         ----
Cash flows from operating activities:
    Net income (loss)                                                    $   2,812    $  (1,088)   $    (809)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Extraordinary loss on refinancing of debt                             --          792           --
          Asset impairment and restructuring provision                      15,513        4,100        9,596
          Depreciation and amortization                                     28,687       40,355       45,996
          Provision for deferred income taxes                               (1,498)      (2,816)        (516)
          Deferred compensation                                                (53)         184          314
          Gain on sale of marketable securities                               (407)        (208)          --
          Change in assets and liabilities:
             Trade accounts receivable                                     (36,977)     (18,123)     (38,915)
             Other assets                                                   (7,677)       2,482       (4,423)
             Trade accounts payable                                          5,694        4,063        7,623
             Other liabilities                                              12,920      (11,998)      20,449
                                                                         ---------    ---------    ---------
             Net cash provided by operating activities                      19,014       17,743       39,315
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
    Purchases of property and equipment                                    (69,437)     (52,033)     (38,585)
    Proceeds from sale-leasebacks of facilities and equipment                   --        9,397        3,467
    Proceeds from sales of property and equipment                            2,711        1,513          639
    Acquisitions, net of cash acquired                                     (47,023)      (2,193)          --
    Settlement of purchase price payable                                   (13,934)          --           --
    Sale of marketable securities                                              558          257           --
    Changes in other assets, net                                            (4,228)          --           --
                                                                         ---------    ---------    ---------
             Net cash used in investing activities                        (131,353)     (43,059)     (34,479)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
    Borrowings on notes payable                                             83,307       20,294        3,706
    Repayments of notes payable                                            (68,440)      (4,398)     (26,174)
    Borrowings  on long-term debt                                          360,398      149,917       57,789
    Repayment of long-term debt                                           (260,499)    (149,399)     (29,823)
    Payment of long-term debt issuance costs                                    --       (3,228)          --
    Payments on capital lease obligations                                   (2,211)      (5,061)      (5,056)
    Common stock issued, net of expenses                                       228            3          771
    Capital contribution from subsidiary shareholder                            --        1,400           --
    Sale of stock of subsidiaries                                               --        6,541           --
    Other                                                                      900           (9)         (63)
                                                                         ---------    ---------    ---------
             Net cash provided by financing activities                     113,683       16,060        1,150
                                                                         ---------    ---------    ---------
Effect of exchange rates on cash                                            (2,769)        (557)       1,847
                                                                         ---------    ---------    ---------
             Net increase (decrease) in cash                                (1,425)      (9,813)       7,833
Cash and cash equivalents, beginning of year                                25,710       24,285       14,472
                                                                         ---------    ---------    ---------
Cash and cash equivalents, end of year                                   $  24,285    $  14,472    $  22,305
                                                                         =========    =========    =========
Supplemental disclosures of cash flow information:
    Interest paid                                                        $   4,712    $   8,986    $  12,170
    Income taxes paid                                                    $   7,859    $   6,235    $   2,654

Supplemental disclosures of non-cash investing and financing activities:
     The tax benefit of stock options exercised was $7,685, $2,175 and $541 in 1997, 1998 and 1999, respectively.
     The Company incurred capitalized leases of $13,225, $757 and $9,015 in 1997, 1998 and 1999, respectively.
     The Company issued stock in connection with the acquisition of businesses and minority interest with a value of $29,681, $295 and $6,616 in 1997, 1998 and 1999, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies and Practices:

     (a) Description of Business. SITEL Corporation ("SITEL") and subsidiaries (collectively, the "Company") provide customer relationship management services in North America, Europe, Asia Pacific and Latin America. The Company finds, acquires and retains customers and helps enhance and grow these relationships through a variety of value-added services via electronic media including the telephone and the Internet, and, to a lesser extent, traditional mail. The Company provides services to clients principally in the consumer, financial services, insurance, telecommunications, technology and utilities sectors.

     (b) Principles of Consolidation. The consolidated financial statements include the financial statements of SITEL Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) Translation of Foreign Currencies. The Company's non-U.S. subsidiaries, except in Mexico prior to 1999, use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included as a component of equity. Transaction gains and losses related to short-term intercompany accounts are included in the determination of net income.

     Prior to 1999, the Company's subsidiary in Mexico used the U.S. dollar as its functional currency. In 1997 and 1998, the effect of remeasurement into the functional currency was not material and was included in the determination of net income (loss).

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

     (f) Accounts Receivable. Current receivables include unbilled revenues of $23.6 million and $34.1 million at December 31, 1998 and 1999, respectively. These items are expected to be billed and collected in the normal course of business.

     (g) Property and Equipment. Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from 3 to 20 years. Assets recorded for leasehold improvements and under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

                                 F-7                                 (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     (i) Goodwill. Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired and is being amortized using the straight-line method over 25 years. Accumulated amortization of goodwill at December 31, 1998 and 1999 was $8.8 million and $12.2 million, respectively. The Company monitors events and changes in circumstances which may require a review of the carrying value of goodwill at each consolidated balance sheet date to assess recoverability based on estimated undiscounted future operating cash flows. Impairments are recognized in operating results when a permanent diminution in value occurs based on fair value. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (j) Income (Loss) Per Share. Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period. The difference in shares utilized in calculating basic and diluted income per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefit credited to additional paid-in capital. There are no reconciling items between the Company's reported net income or loss and net income or loss used in the computation of basic and diluted income (loss) per share.

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

     (l) Stock Compensation. The Company recognizes stock-based compensation expense using the intrinsic value method. Under that method, no compensation expense is recorded if the exercise price of the employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For disclosure purposes, pro forma net income (loss) and income (loss) per share are provided as if the fair value method had been applied.

     (m) Financial Instruments. Fair values of cash and cash equivalents, accounts receivable, accounts payable, marketable securities, long term debt (primarily with variable interest rates) other than the Company's Senior Subordinated Notes due 2006 (the "Notes"), capital leases and notes payable are estimated to approximate carrying values due to the short maturities or other characteristics of these financial instruments. The fair value of the Notes was approximately $91 million at December 31, 1999, based on market transactions near that date.

                                      F-8                            (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 1997, the Company entered into forward contracts designed to manage the Company's exposure to fluctuations in the value of currencies of certain foreign countries in which the Company had significant operations. These contracts were marked to market with gains or losses recognized in the Company's statements of income (loss) as other income (expense). Such amounts were not material.

     During 1998 and 1999, SITEL also entered into forward exchange contracts designed to manage the Company's exposure to fluctuations in the value of currencies of certain foreign countries where it had foreign-currency denominated short-term intercompany loans. The forward contracts were marked to market with gains or losses recognized in the Company's statements of income
(loss) as other income (expense). Such amounts were not material.

     (n) Comprehensive Income (Loss). The Company's comprehensive income (loss) was $(5.9) million, $0.9 million and $(9.1) million for 1997, 1998 and 1999, respectively. The difference between the Company's reported net income (loss) and comprehensive income (loss) for those periods is primarily due to the change in the currency exchange adjustment. The accumulated other comprehensive income included in the Company's consolidated balance sheets at December 31, 1998 and 1999 is primarily the accumulated currency exchange adjustment.

     (o) Reclassifications. Certain amounts from 1998 have been reclassified to conform to the current year's presentation.

2.   Acquisitions:

     In January 1997, the Company acquired all of the outstanding capital stock of Telebusiness Holdings, a systems integration company based in Australia and New Zealand. In February 1997, the Company acquired substantially all of the assets of Exton Technology Group, a teleservicing technical support company based in Madison, Wisconsin. In March 1997, the Company acquired all of the outstanding stock of Levita Group Pty Ltd., an Australian based teleservicing company, and all of the outstanding stock of L&R Group Limited, a United Kingdom based teleservicing consulting firm. In May 1997, the Company acquired all of the outstanding stock of Support Systems Developers, Inc., a teleservices technical support company based in Vienna, Virginia. In July 1997, the Company acquired all of the outstanding stock of Svanberg & Co. Intressenter AB, a teleservices firm based in Sweden. In September 1997, the Company acquired all of the outstanding stock of Telephone Marketing Services (Ireland), Ltd., a teleservices firm based in Ireland. In November 1997, the Company acquired a 49% equity interest in Grupo de Commercialization Integrada S.A. de C.V. ("GCI"), a teleservicing subsidiary of Corporacion Interamericana de Entretenimiento, S.A. de C.V. ("CIE"), an event promotion and management company in Latin America. The terms of the acquisition provided for the Company's effective control of GCI through the Company's ability to elect a majority of the board of directors and through responsibility of the board for the day-to-day operations of GCI. Therefore, the Company has accounted for the transaction as an acquisition of a subsidiary and consolidated the results of operations of GCI since the date of acquisition. Under the terms of the acquisition, the other shareholder of GCI is also provided certain protective rights which, in the opinion of management, do not impair the Company's ability to effectively exercise its control over GCI. Those protective rights include the ability of the other shareholder to veto actions of the subsidiary resulting in its dissolution or reorganization, its filing of bankruptcy or insolvency, sale of a significant portion of its assets, amendment to its by-laws, issuance of additional capital stock or significant reacquisition of its capital stock, and its contracting with related parties among other rights.

                                      F-9                            (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In May, 1998, the Company acquired all of the outstanding stock of MSC 24 S.A., which owned 100% of Intuiparc Assistance S.A. ("Intuiparc"), a teleservicing company based in France, through the payment of approximately $1.5 million in cash, including acquisition costs, and the issuance of approximately 41,000 shares of stock valued at approximately $0.3 million. The acquisition of Intuiparc has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition and the results of operations of Intuiparc have been included in the consolidated results of operations since the date of acquisition. Goodwill of approximately $2.5 million was recorded for the excess of purchase price over the fair value of net assets acquired. Prior to the acquisition date, the results of operations of Intuiparc were not significant.

3.   Sale and Reacquisition of Stock of Subsidiaries:

     During 1998 the Company sold newly issued stock of certain subsidiaries located in the Asia Pacific region to Lend Lease Corporation Limited, Sydney, Australia and certain of its subsidiaries ("Lend Lease"). Lend Lease paid approximately $6.6 million for a 20% interest in these subsidiaries, which provide outsourced call center solutions throughout the region.

     In June 1999, the Company reacquired the minority interest in such subsidiaries from Lend Lease in exchange for 2.2 million shares of the Company's common stock. Additionally, Lend Lease purchased 1.5 million shares of the Company's common stock for $4.5 million in cash from two SITEL Corporation shareholders in a related transaction. The shares issued by the Company were valued at $6.6 million, based on quoted market prices of the Company's stock.

4.   Property and Equipment:

     Property and equipment at December 31, 1998 and 1999 consisted of the following:

                                                       (in thousands)
                                                    1998            1999
                                                -------------    ------------

Computer equipment and software              $       131,362  $      148,737
Furniture, equipment and other                        42,690          43,828
Leasehold improvements                                24,596          31,467
Buildings                                             13,464          11,789
Other                                                    459             324
                                                -------------    ------------
                                                     212,571         236,145
     Less accumulated depreciation                    84,958         117,796
                                                -------------    ------------
                                             $       127,613  $      118,349
                                                =============    ============

                                      F-10                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Long-term Debt:

     Long-term debt at December 31, 1998 and 1999 consisted of the following:

                                                                                         (in thousands)
                                                                                      1998            1999
                                                                                  ------------    ------------
9.25% Senior Subordinated Notes due in
     March, 2006                                                               $      100,000  $      100,000

Long-term revolving credit facility at variable interest rates
     (8.5% at December 31, 1999)                                                        3,500          30,000

Various notes payable acquired at acquisition of GCI, with variable
     interest rates (22.6% at December 31, 1999)                                        1,288             290

Other notes payable with weighted-average interest rates of 6.1% at
     December 31, 1999                                                                  5,910           8,625
                                                                                  ------------    ------------
                                                                                      110,698         138,915

Less current portion                                                                    3,671           2,838
                                                                                  ------------    ------------
                Total                                                          $      107,027  $      136,077
                                                                                  ============    ============

     In March 1998, the Company completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006 (the "Notes"). The proceeds from the offering were used to repay borrowings outstanding under the Company's then outstanding long term revolving credit facility (the "Credit Facility"), which was also amended on that date.

     The Notes which include interest payable semiannually, are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The Notes are guaranteed by certain of the Company's subsidiaries and contain certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with another company and sell or otherwise dispose of all or substantially all of the assets of the Company.

     The Notes are redeemable, at the Company's option, in whole or in part from time to time on or after March 15, 2002. If redeemed during the twelve-month period commencing on March 15 of the year set forth below, the redemption prices are as follows, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

  Year                                                        Percentage
---------                                                    --------------

2002                                                            104.63%
2003                                                            103.08%
2004                                                            101.54%
2005 and thereafter                                             100.00%

                                      F-11                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In connection with the repayment of the amounts due under the existing Credit Facility from the proceeds of the Notes, the Company also reached an agreement with a syndicate of commercial banks to amend the Company's existing Credit Facility in 1998. Certain of the financial covenants and restrictions from the existing facility were amended and the Company's eligible domestic accounts receivable were pledged as security. The amended facility provides for interest payable monthly on outstanding borrowings and a variable commitment fee paid quarterly on any unused balances. The obligations of the Company under the facility have been guaranteed by the Company's domestic subsidiaries and are secured by a pledge of the Company's shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, pay dividends or make certain other restricted payments, make certain investments, and sell assets or merge with another company. The facility becomes due and payable upon a change of control of the Company as defined in the facility agreement. The borrowings were limited under the amended Credit Facility to an amount based upon a percentage of the Company's eligible domestic accounts receivable, as defined, up to $75 million. As a result of the amendment, the Company recognized an extraordinary charge of $514,000, net of tax, to write off the deferred costs of the original Credit Agreement. Additionally, in 1998 and 1999, the Company sought and obtained certain modifications to the amended Credit Facility to permit continued availability of borrowing under such facility. In connection with the modification in 1998 the total available was reduced to $50 million. As of December 31, 1999, the Company was in compliance with all of the covenants and restrictions of the amended facility.

     Additionally, several international lines of credit are available to fund local working capital requirements. The maximum borrowings under these facilities are $22.3 million. At December 31, 1999, the total amount of short-term notes payable outstanding under these facilities was $7.3 million with a weighted-average interest rate of 4.4%. The Company had total domestic and international unused lines of credit of $19.7 million at December 31, 1999. The Company obtained an additional international line of credit in January 2000 of $8.1 million.

     The aggregate maturities of long-term debt for each of the five years following December 31, 1999 are as follows:

                                                    (in thousands)
                                                    Maturities of
                                                      Long-term
Year Ending December 31,                                 Debt
--------------------------------                   -----------------

2000                                                $         2,838
2001                                                          4,857
2002                                                          1,220
2003                                                         30,000
2004 and thereafter                                         100,000

                                      F-12                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Income Taxes:

     For financial reporting purposes, income (loss) from continuing operations before income taxes and minority interest includes the following components:

                                                 (in thousands)
                                        For The Years Ended December 31,
                                      1997            1998           1999
                                   ------------    ------------   ------------
Pretax income (loss):
     United States              $       15,005  $        9,958  $      12,001
     Foreign                              (713)        (10,217)        (6,170)
                                   ------------    ------------   ------------
                   Total        $       14,292  $         (259) $       5,831
                                   ============    ============   ============

     The components of the provision for income tax expense (benefit) consist of:

                                                   (in thousands)
                                           For The Years Ended December 31,
                                           1997          1998          1999
                                        -----------  ------------   -----------
Current:
     Federal                           $    5,805  $      1,899  $       2,740
     Foreign                                7,112         1,950          3,699
     State                                   (113)          (67)           413
                                        ----------  ------------   ------------
                                           12,804         3,782          6,852
Deferred:
     Federal                                1,237           960          1,716
     Foreign                               (2,735)       (3,776)        (2,232)
     State                                     --            --             --
                                        ----------  ------------   ------------
                                           (1,498)       (2,816)          (516)
                                        ----------  ------------   ------------
Provision for income tax expense       $   11,306  $        966  $       6,336
                                        ==========  ============   ============

     In 1998 a tax benefit of $0.3 million was allocated to the extraordinary loss on the refinancing of debt. Certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to paid-in capital. The amount credited was $7.7 million, $2.2 million and $0.5 million in 1997, 1998 and 1999, respectively.

                                      F-13                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                        (in thousands)
                                                                                          December 31,
                                                                                     1998            1999
                                                                                  ------------    ------------
Deferred tax assets:
     Accrued compensation and other liabilities                                $        9,013  $        7,611
     Net operating loss and other credit carryforwards                                  2,984           2,908
     Net operating losses related to international operations                           4,680           5,193
     Depreciation timing differences related to international operations                1,529           3,249
     Other                                                                                696             928
                                                                                  ------------    ------------
                Total deferred tax assets                                              18,902          19,889
                                                                                  ------------    ------------

Deferred tax liabilities:
     Leased assets and depreciation                                                     1,358           1,648
     Other                                                                                461             642
                                                                                  ------------    ------------
                Total deferred tax liabilities                                          1,819           2,290
                                                                                  ------------    ------------
                Net deferred tax assets                                        $       17,083  $       17,599
                                                                                  ============    ============

     The Company has not recorded a valuation allowance related to its deferred tax assets. Based upon the Company's current and historical pretax earnings, adjusted for significant deductions estimated to be available from the exercise of nonqualified stock options, management believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize the benefits of its recorded deferred tax assets.

     At December 31, 1999, the Company had U.S. Federal net operating loss carryforwards of $0.9 million, which expire in 2004. At December 31, 1999, the Company had $5.2 million in foreign net operating losses, of which $3.5 million expire in 2002 and the remaining $1.7 million can be carried forward indefinitely. At December 31, 1999, the Company had alternative minimum tax credit carryforwards of approximately $3.0 million.

                                      F-14                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The reconciliation between the Company's income tax expense as reported in the accompanying consolidated financial statements and that which would be calculated applying the U.S. Federal income tax rate of 34% on pretax income
(loss) is as follows:

                                                                                (in thousands)
                                                                       For The Years Ended December 31,
                                                                     1997            1998           1999
                                                                  ------------    ------------   ------------

Expected Federal income taxes                                  $        4,859  $          (88) $       1,983
State taxes, net of Federal effect                                        (74)            (44)           325
Amortization of goodwill                                                  159             222            350
Impact of foreign operations, including goodwill                        1,278           1,647          1,199
State incentive tax credits (see note 12)                               1,446              --             --
Impairment losses on intangible assets                                  3,400              --          2,181
Other                                                                     238            (771)           298
                                                                  ------------    ------------   ------------
                Total                                          $       11,306  $          966  $       6,336
                                                                  ============    ============   ============

7.   Lease Obligations:

     The Company is obligated under various capital leases for property and certain equipment that expire at various dates through 2015. Capitalized leased property and equipment included in property and equipment was approximately $11.8 million and $17.5 million at December 31, 1998 and 1999, respectively, net of accumulated amortization.

     The Company also leases property and certain equipment under noncancelable operating lease arrangements which expire at various dates through 2014. Rent expense was approximately $15.4 million, $23.0 million and $26.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. Certain leases of real property provide options to extend the lease terms.

     Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1999 are as follows:

                                                          (in thousands)
                                                      Capital       Operating
                                                      Leases         Leases
                                                    ------------   ------------

2000                                               $      5,276  $      25,288
2001                                                      4,530         23,035
2002                                                      2,336         17,431
2003                                                      1,218         13,748
2004 and thereafter                                       7,498         48,216
                                                    ------------   ------------
                                                         20,858  $     127,718
                                                                   ============
Less amount representing interest                         4,297
                                                    ------------

Present value of net minimum lease obligations
     including current maturities of $4,308        $     16,561
                                                    ============

                                      F-15                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Stock-Based Compensation:

     The Company's stock option plans are described as follows:

     (a) Stock Plan for Replacement of Existing Options ("Replacement Plan"). Under this plan, options for 4,541,780 shares were granted in 1995, with an option price of $.0025 per share, as replacements for 3,110,000 options outstanding at February 28, 1995.

     (b) Stock Option Plan ("EEB Replacement Plan"). Under this plan, options for 7,381,720 shares were granted in 1995, with an option price of $.0025 per share, as replacements for the Company's employee equity benefit plan ("EEB Plan"). The EEB Plan had 12,655,000 units outstanding with base values ranging from $0.85 to $1.71.

          The following applies to both the Replacement Plan and the EEB Replacement Plan (collectively, the "Replacement Plans"): Options were originally exercisable in five equal annual installments from January 1996 to May 2000. The Company recorded these option grants to 265 employees at the estimated fair value at date of grant ($2.91), with a corresponding charge to special compensation expense totaling $34.6 million in 1995. All options granted were vested as of the date of grant. The optionees were required to enter into certain voting and resale agreements which place certain restrictions on actions of the optionee. No further options will be granted under these plans. On June 3, 1999, the Company's board of directors amended the Replacement Plans and the Compensation Committee amended the terms of approximately 6.3 million outstanding and fully vested stock options issued under the Replacement Plans. The amendment to the Replacement Plans permitted the Company to extend the expiration date of the options held by persons currently employed by or serving as consultants to the Company to up to ten years after the original grant date. Pursuant to this authority, the Compensation Committee extended the expirations of the options held by such employees and consultants from May 29, 2000 to May 29, 2001. All other contractual terms of the options were unchanged. The quoted market price of the Company's common stock on the date of the modification was less than the sum of the exercise price of the options and previously recognized compensation expense recorded upon the initial grant of the options. Consequently, no compensation expense was recorded for the amendment of the options.

     (c) 1999 Stock Incentive Plan ("1999 Plan"). On May 6, 1999, the Company's stockholders approved the 1999 Plan which replaced the 1995 Employee Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan. The 1999 Plan provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 7,000,000 shares of common stock to employees, consultants and non-employee directors of the Company and its subsidiaries. Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 1999, there were approximately 6.2 million shares available for issuance pursuant to future grants under the 1999 Plan.

                                      F-16                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (d) 1995 Employee Stock Option Plan ("Employee Plan"). The terms of the Employee Plan were substantially the same as the 1999 Plan. No further options will be granted under the Employee Plan.

     (e) 1995 Non-Employee Directors Stock Option Plan ("Directors Plan"). The Directors Plan provided for automatic formula grants of nonqualified options to each independent director of the Company. Each independent director was granted options to purchase 18,000 shares of common stock upon election or re-election to a three-year term on the Board of Directors. Option prices equaled the fair market value of the common stock on the date of grant. Options vested and became exercisable in three equal annual installments commencing one year after grant. On January 18, 1999, the Company's Board of Directors amended the Directors Plan to permit discretionary grants of options. Each independent director was granted additional options that date to purchase 67,000 shares of common stock at the fair market value of the common stock on the grant date. These additional options have a term of ten years and become exercisable in five equal installments commencing one year after grant. The Directors Plan was administered by the Board members who were not eligible to participate in the Plan. No further options will be granted under the Directors Plan.

     Additional information as to shares subject to options is as follows:

                                                              Weighted-
                                                               Average
                                                               Exercise
                                           Number of            Price
                                            Options           per Share
                                         ---------------     -------------

Balance, January 1, 1997                     16,377,412    $         0.44
Granted                                       6,478,211             13.08
Exercised                                    (1,891,562)             0.12
Canceled                                     (5,343,144)            15.69
                                         ---------------     -------------
Balance, December 31, 1997                   15,620,917              5.78
Granted                                       7,197,652              4.58
Exercised                                    (1,192,348)            .0025
Canceled                                     (7,721,832)            12.63
                                         ---------------     -------------
Balance, December 31, 1998                   13,904,389              1.96
Granted                                       2,038,469              4.20
Exercised                                    (1,616,087)             0.48
Canceled                                       (480,819)             3.83
                                         ---------------     -------------
Balance, December 31, 1999                   13,845,952    $         2.40
                                         ===============     =============
Exercisable at December 31, 1999              4,493,502    $         1.34
                                         ===============     =============

                                      F-17                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The number of options granted and canceled in 1997 and 1998 include the effect of amendments to the terms of pre-existing option agreements issued under the Employee Plan. The number of options subject to the amendments and therefore shown as granted and canceled were 4,222,405 and 5,590,225 in 1997 and 1998, respectively. The amendments to the terms of the options in both 1997 and 1998 lowered the exercise prices to prevailing market values of the common stock and altered certain vesting provisions of the options.

     In January 2000, options to purchase 1,570,705 shares at an exercise price of $6.66 per share were granted under the 1999 Plan. Generally, the options serially vest over five years and terminate after 10 years.

     The following table summarizes information about stock options outstanding at December 31, 1999.

                                              Options Outstanding
                               ------------------------------------------------
                                  Number          Weighted-
                                Outstanding at     Average          Weighted-
                                    at            Remaining          Average
Range of                         December 31,    Contractual         Exercise
Exercise Prices                    1999              Life             Price
--------------------           -------------     -------------      -----------

$.0025                            5,685,486          1.02         $     0.0025
$2.34 to $3.50                    5,701,653          7.88         $       3.39
$3.72 to $9.75                    2,370,863          7.32         $       5.32
$10.53 to $19.50                     87,950          6.73         $      16.51

                                                      Options Exercisable
                                                  ----------------------------
                                                     Exercisable    Weighted
                                                        at           Average
Range of                                            December 31,    Exercise
Exercise Prices                                       1999            Price
-----------------------                           -------------     ----------

$.0025                                               3,304,896    $    0.0025
$2.34 to $3.50                                         672,476    $      3.43
$3.72 to $9.75                                         463,990    $      6.06
$10.53 to $19.50                                        52,140    $     17.09

     The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999, was $7.72, $3.22 and $0.90, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, expected volatility factor 30.0%, risk-free interest rate of 6.3%, 5.4% and 5.2% in 1997, 1998 and 1999, respectively, and an expected life of 9.0, 8.0 and 8.3 years in 1997, 1998 and 1999, respectively.

                                      F-18                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income (loss) and income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                        (in thousands, except per share data)
                                          For The Years Ended December 31,

                                         1997           1998           1999
                                      -----------    -----------    ------------
Net income (loss):
     As Reported                   $       2,812  $      (1,088) $         (809)
     Pro Forma                            (1,473)        (2,861)         (3,346)

Income (loss) per share:
As Reported:
     Basic                         $        0.05  $       (0.02) $        (0.01)
     Diluted                                0.04          (0.02)          (0.01)
Pro Forma:
     Basic                         $       (0.02) $       (0.04) $        (0.05)
     Diluted                               (0.02)         (0.04)          (0.05)

     During 1998, the Company implemented an Employee Stock Purchase Plan ("ESPP") which enables eligible employees to purchase the Company's stock at 85% of the current market value on a quarterly basis. Total purchases and shares purchased under the ESPP were $200,000 and 56,634 shares, respectively, for 1998 and $206,000 and 52,262 shares, respectively, for 1999. No compensation expense has been recognized in connection with this plan.

9.   Benefit Plans:

     The Company's 401(k) plan, adopted in January 1994, covers substantially all domestic employees who are 18 years of age with 6 months or more of service. Participants may elect to contribute 1% to 17% of compensation. The Company may elect to make a year end contribution to the 401(k) plan. No contributions were made in 1997, 1998 or 1999.

     The Company also makes contributions to certain executive and other employee personal retirement programs, primarily in Europe. Amounts contributed to those plans were $0.2 million, $1.0 million and $1.2 million in 1997, 1998 and 1999, respectively.

     Effective May 15, 1994, the Company adopted a deferred compensation plan for certain executive employees who elect to contribute to the plan. The Company may voluntarily match all or a portion of the participants' contributions. Participants are 100% vested in their contributions and the Company's contributions vest over a 15-year period. No contributions were made to the plan in 1997, 1998 or 1999.

                                      F-19                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Segment Data:

     The Company's operations are conducted in one business segment: the provision of customer relationship management services via electronic media including telephone and the Internet, and, to a lesser extent, traditional mail. The Company's services are provided through a number of operating subsidiaries in a variety of locations around the world. However, the nature of services, the nature of the processes involved in providing those services, the types of customers and the expected long-term operating income from these subsidiaries are similar.

     A summary of the Company's operations by geographic area follows.


                                               (in thousands)
                                        For The Years Ended December 31,
                                   --------------------------------------------
                                       1997           1998            1999
                                   -------------   ------------    ------------
Revenue:
     United States              $       250,160  $     314,500  $      389,523
     United Kingdom                     116,055        102,895         114,053
     Spain                               57,449         52,820          69,403
     Other foreign countries             67,810        116,103         164,543
                                   -------------   ------------    ------------
                                $       491,474  $     586,318  $      737,522
                                   =============   ============    ============

                                                            December 31,
                                                   ----------------------------
                                                      1998            1999
                                                   ------------    ------------
Long-Lived Assets:
     United States                               $      87,314  $       84,621
     United Kingdom                                     31,972          24,322
     Spain                                              37,964          33,146
     Other foreign countries                            75,715          69,958
                                                   ------------    ------------
                                                 $     232,965  $      212,047
                                                   ============    ============

Revenues are primarily attributed to countries based upon the location where the services are performed.

     Major Customers

     The total revenue of various independently managed subsidiaries of one customer aggregated to 12.2% of the Company's revenues for the year ended December 31, 1999. No single customer accounted for 10% of the revenues for the years ended December 31, 1997 and 1998.

11.  Contingencies:

     From time to time, the Company is involved in litigation incidental to its business. Although the ultimate outcome of such litigation cannot be predicted with certainty, management believes, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                                      F-20                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Restructuring and Impairment of Assets:

     In 1997, the Company recorded provisions of $15.7 million for restructuring expenses and impairment losses. Included in this charge were impairment losses on long-lived assets of $11.0 million, severance and other costs of $3.6 million, and costs related to losses on contractual obligations of $1.1 million. The Company's restructuring plan included the following initiatives:

     o Concurrent with the decision to pursue a new joint-venture equity partner in the Asia Pacific region, management discontinued virtually all third party operations of its Telebusiness unit. The decision to discontinue these operations resulted from the disappointing results of operations during 1997 combined with the recognition that the Company's joint-venture partner would not participate in managing or funding these operations. The resulting impairment loss of approximately $10.0 million represented primarily the write-off of unamortized goodwill. The Company also accrued certain other costs of $0.5 million related to this initiative, including severance for 18 employees. Revenues and operating loss of these operations were approximately $3.5 million and $1.2 million, before the effects of these charges, in 1997.

     o The Company relocated its corporate headquarters and closed or consolidated certain under-performing call centers. Costs incurred as a result of these plans consisted principally of commitments related to abandoned or excess space for leased facilities of approximately $1.1 million and impairment losses of $1.0 million which were recorded by the Company for obsolete technology to record these assets at their estimated fair value, less costs of disposal. The Company also incurred severance for 17 employees and other costs of $0.2 million related to this plan.

          The plan to close under-performing call centers also affected management's assessment of the carrying value of certain deferred tax assets of $1.4 million originating from state incentive tax credits related to employment incentives. These deferred tax assets were expensed in 1997 because management believed that it was more likely than not that these benefits would ultimately not be utilized.

     o The Company reorganized its corporate management in Europe. The substantial majority of costs related to this plan were severance costs of $2.8 million for the involuntary termination of 31 employees. The Company also incurred other costs of $0.1 million related to this plan.

     The amount of actual severance and other costs paid and actual losses charged against the liability for contractual obligations during 1998 and 1999 was approximately $0.7 million and $0.1 million, respectively.

     In 1998, the Company recorded a $6.6 million charge for restructuring expenses primarily related to its European operations. Included in that charge was $6.4 million related to statutory or contractual severance and other costs for approximately 250 employees. The restructuring expenses also include $0.2 million for the cost of excess leased facilities. The Company substantially completed its restructuring plan and recorded a reversal of $0.5 million to the restructuring accrual in the third quarter of 1999.

                                      F-21                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the third quarter of 1999, the Company recorded asset impairment expenses of $10.1 million primarily related to capitalized software and related technology assets. These impairment expenses were precipitated by the Company's decision to select an outside vendor to provide its call center software and a detailed assessment made by management of the utility and plans for future deployment of existing software assets. The Company's impairment expenses of $10.1 million in 1999 consist of the following components:

     o A write-off of approximately $1.4 million was recorded for a software platform that will continue to be used by the Company, although used on a much more limited basis. The amount of the impairment loss was determined by estimating future discounted cash flows that would be provided from utilizing the software.

     o A write-off of $6.4 million was recorded for the abandonment of internally developed software and software licenses that will not be deployed as a result of management's decision to deploy the third party software.

     o A write-off of $2.3 million was recorded for an other-than-temporary decline of the fair value of an investment by the Company in a software development firm. The deteriorating financial condition of the investee and management's decision to abandon plans to purchase its software contributed to the determination of the impairment loss.

13.  Shareholder Rights Plan:

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

     If any person or group of affiliated or associated persons acquires 20% or more of the outstanding shares of common stock and the Company's redemption right has expired, each holder of a right (except those held by the Acquiring Person) will have the right to purchase shares of the Company's common stock (or in certain circumstances, shares of preferred stock or similar securities of the Company) having a value equal to two times the exercise price of the right. Alternatively, if, in a transaction not approved by the Board of Directors, the Company is acquired in a merger or other business combination or 50% or more of its assets or earnings power are sold, and the Company's redemption right has expired, each holder of a right will have the right to purchase that number of shares of common stock of the acquiring company having the market value of two times the exercise price of the right. The rights may not be exercisable while they are redeemable. The rights, which have a $30 exercise price, are redeemable by the Company at a price of $.001 per right at any time up to and including the 10th day after the time that a person or group has become an Acquiring Person.

                                      F-22                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Supplemental Guarantor Financial Information:

     The Company's 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all wholly owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of December 31, 1998 and December 31, 1999, and for the years ended December 31, 1997, 1998 and 1999 of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and

     (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

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

                                      F-23                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Condensed Consolidating Balance Sheet
                                December 31, 1998
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                           GUARANTOR    NONGUARANTOR
                    ASSETS                       PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ------   ------------  ------------  ------------  ------------
Current assets:
      Cash and cash equivalents                 $   2,410   $   1,190   $  10,872     $      --    $  14,472
      Trade accounts receivable, net               33,676      33,179      75,540       (12,586)     129,809
      Prepaid expenses and other
          current assets                            2,956         241       9,742            --       12,939
                                                ---------   ---------   ---------     ---------    ---------
                 Total current assets              39,042      34,610      96,154       (12,586)     157,220

Property and equipment, net                        33,300      22,523      71,790            --      127,613
Goodwill, net                                       1,537      21,021      70,730            --       93,288
Deferred income taxes                               9,390          --       6,035            --       15,425
Other assets                                        8,807         126       3,131            --       12,064
Investments in subsidiaries                       188,690      88,293          --      (276,983)          --
Notes receivable, intercompany                         --      28,833          --       (28,833)          --
                                                ---------   ---------   ---------     ---------    ---------
                 Total assets                   $ 280,766   $ 195,406   $ 247,840     $(318,402)   $ 405,610
                                                =========   =========   =========     =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                             $      --   $      --   $  30,545     $      --    $  30,545
      Current portion of long-term debt             2,136          --       1,535            --        3,671
      Current portion of capitalized
          lease obligations                           328          81       3,241            --        3,650
      Trade accounts payable                        1,338       1,655      40,377       (12,586)      30,784
      Accrued expenses and other
          current liabilities                       9,963       4,922      32,025            --       46,910
                                                ---------   ---------   ---------      ---------    ---------
                 Total current liabilities         13,765       6,658     107,723       (12,586)     115,560

Long-term debt, excluding
      current portion                             103,556          --       3,471            --      107,027
Capitalized lease obligations,
      excluding current portion                        --          58       9,152            --        9,210
Notes payable, intercompany                            --          --      28,833       (28,833)          --
Deferred compensation                               1,591          --          --            --        1,591
Minority interest                                      --          --      10,368            --       10,368
Stockholders' equity                              161,854     188,690      88,293      (276,983)     161,854
                                                ---------   ---------   ---------     ---------    ---------
              Total liabilities and
                 stockholders' equity           $ 280,766   $ 195,406   $ 247,840     $(318,402)   $ 405,610
                                                =========   =========   =========     =========    =========

                                      F-24                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Condensed Consolidating Balance Sheet
                                December 31, 1999
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                            GUARANTOR      NONGUARANTOR
                     ASSETS                   PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                              ------      ------------     ------------     ------------      ------------
Current assets:
      Cash and cash equivalents              $   7,477       $    2,102       $   12,726     $       --         $   22,305
      Trade accounts receivable, net           120,500            4,310           85,204        (45,541)           164,473
      Prepaid expenses and other
          current assets                         4,024               (7)          13,755             --             17,772
                                             ---------       ----------       ----------     ----------         ----------
                 Total current assets          132,001            6,405          111,685        (45,541)           204,550

Property and equipment, net                     51,231            3,793           63,325             --            118,349
Goodwill, net                                   21,564               --           63,694             --             85,258
Deferred income taxes                            8,111               --            7,538             --             15,649
Other assets                                     7,945               89              406             --              8,440
Investments in subsidiaries                    113,151           84,945               --       (198,096)                --
Notes receivable, intercompany                      --           20,259               --        (20,259)                --
                                             ---------       ----------       ----------     ----------         ----------
                 Total assets                $ 334,003       $  115,491       $  246,648     $ (263,896)        $  432,246
                                             =========       ==========       ==========     ==========         ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                          $      --       $       --       $    7,337     $       --         $    7,337
      Current portion of long-term debt            695               --            2,143             --              2,838
      Current portion of capitalized
          lease obligations                      1,496               48            2,764             --              4,308
      Trade accounts payable                    12,143            1,085           69,905        (45,541)            37,592
      Accrued expenses and other
          current liabilities                   22,555            1,207           41,329             --             65,091
                                             ---------       ----------       ----------     ----------         ----------
                 Total current liabilities      36,889            2,340          123,478        (45,541)           117,166

Long-term debt, excluding
      current portion                          130,000               --            6,077             --            136,077
Capitalized lease obligations,
      excluding current portion                  4,511               --            7,742             --             12,253
Notes payable, intercompany                         --               --           20,259        (20,259)                --
Deferred compensation                            1,905               --               --             --              1,905
Minority interest                                   --               --            4,147             --              4,147
Stockholders' equity                           160,698          113,151           84,945       (198,096)           160,698
                                             ---------       ----------       ----------     ----------         ----------
              Total liabilities and
                 stockholders' equity        $ 334,003       $  115,491       $  246,648     $ (263,896)        $  432,246
                                             =========       ==========       ==========     ==========         ==========

                                      F-25                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidating Statement of Income (Loss)
                      For the year ended December 31, 1997
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                         GUARANTOR      NONGUARANTOR
                                           PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                           ------      ------------     ------------     ------------      ------------
Revenues                                   $117,118         $133,042         $241,314         $    --           $491,474
                                           --------         --------         --------         -------           --------
Operating expenses:
      Cost of services                       60,391           71,703          138,848              --            270,942
      Selling, general and
          Administrative expenses            52,950           47,634           85,005              --            185,589
      Restructuring expenses                  2,148               --           13,533              --             15,681
                                           --------         --------         --------         -------           --------
                 Total operating
                     expenses               115,489          119,337          237,386              --            472,212
                                           --------         --------         --------         -------           --------
                 Operating income             1,629           13,705            3,928              --             19,262
                                           --------         --------         --------         -------           --------
Other income (expense):
      Equity in earnings (losses) of
          Subsidiaries, net of tax            4,390           (4,958)              --             568                 --
      Intercompany charges                      673            1,877           (2,550)             --                 --
      Interest income                           213               --              348              --                561
      Interest expense                       (2,632)            (889)          (2,136)             --             (5,657)
      Other income (expense)                    178              (55)               3              --                126
                                           --------         --------         --------         -------           --------
                 Total other income
                     (expense)                2,822           (4,025)          (4,335)            568             (4,970)
                                           --------         --------         --------         -------           --------
Income (loss) before income
      taxes and minority interest             4,451            9,680             (407)            568             14,292
Income tax expense                            1,639            5,290            4,377              --             11,306
Minority interest                                --               --              174              --                174
                                           --------         --------         --------         -------           --------
                 Net income (loss)         $  2,812         $  4,390         $ (4,958)        $   568           $  2,812
                                           ========         ========         ========         =======           ========

                                      F-26                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidating Statement of Income (Loss)
                      For the year ended December 31, 1998
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                    GUARANTOR    NONGUARANTOR
                                        PARENT     SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                        ------     ------------  ------------ ------------  ------------

Revenues                                $ 133,640    $ 180,860    $ 271,818    $      --   $ 586,318
                                        ---------    ---------    ---------    ---------   ---------
Operating expenses:
      Cost of services                     72,446       99,121      160,019           --     331,586
      Selling, general and
      administrative expenses              65,881       62,246      107,773           --     235,900
      Restructuring expenses                   --           --        6,607           --       6,607
                                        ---------    ---------    ---------    ---------   ---------
                     Total operating
                     expenses             138,327      161,367      274,399           --     574,093
                                        ---------    ---------    ---------    ---------   ---------
                 Operating income
                     (loss)                (4,687)      19,493       (2,581)          --      12,225
                                        ---------    ---------    ---------    ---------   ---------
Other income (expense):
      Equity in earnings (losses) of
          subsidiaries, net of tax          6,297       (7,740)          --        1,443          --
      Intercompany charges                  1,387        2,812       (4,199)          --          --
      Interest income                         455           --          470           --         925
      Interest expense                     (9,004)        (807)      (3,861)          --     (13,672)
      Other income (expense)                  310           (1)         (46)          --         263
                                        ---------    ---------    ---------    ---------   ---------
                 Total other income
                     (expense)               (555)      (5,736)      (7,636)       1,443     (12,484)
                                        ---------    ---------    ---------    ---------   ---------
                 Income (loss) before
                     income taxes
                     and minority
                     interest              (5,242)      13,757      (10,217)       1,443        (259)

Income tax expense (benefit)               (4,668)       7,460       (1,826)          --         966
Minority interest                              --           --         (651)          --        (651)
                                        ---------    ---------    ---------    ---------   ---------

                 Net income (loss)
                     from continuing
                     operations              (574)       6,297       (7,740)       1,443        (574)

Extraordinary loss on
      refinancing of debt, net of
      taxes                                  (514)          --           --           --        (514)
                                        ---------    ---------    ---------    ---------   ---------
                 Net income (loss)      $  (1,088)   $   6,297    $  (7,740)   $   1,443   $  (1,088)
                                        =========    =========    =========    =========   =========

                                      F-27                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidating Statement of Income (Loss)
                      For the year ended December 31, 1999
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                      GUARANTOR   NONGUARANTOR
                                          PARENT     SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ------     ------------ ------------ ------------ ------------
Revenues                                  $ 258,905    $ 130,619    $ 347,998    $      --   $ 737,522
                                          ---------    ---------    ---------    ---------   ---------
Operating expenses:
      Cost of services                      124,442       77,003      195,805           --     397,250
      Selling, general and
          administrative expenses           124,351       40,464      147,561           --     312,376
      Asset impairment and
          restructuring expenses              3,585           --        6,011           --       9,596
                                          ---------    ---------    ---------    ---------   ---------
                 Total operating
                     expenses               252,378      117,467      349,377           --     719,222
                                          ---------    ---------    ---------    ---------   ---------
                 Operating income
                     (loss)                   6,527       13,152       (1,379)          --      18,300
                                          ---------    ---------    ---------    ---------   ---------
Other income (expense):
      Equity  in  earnings  (losses) of
          subsidiaries, net of tax            1,840       (7,942)          --        6,102          --
      Intercompany charges                      220        2,727       (2,947)          --          --
      Interest income                           275           --          248           --         523
      Interest expense                      (10,276)        (829)      (2,203)          --     (13,308)
      Other income                              205           --          111           --         316
                                          ---------    ---------    ---------    ---------   ---------
                 Total other income
                     (expense)               (7,736)      (6,044)      (4,791)       6,102     (12,469)
                                          ---------    ---------    ---------    ---------   ---------
                 Income (loss) before
                     income taxes
                     and minority
                     interest                (1,209)       7,108       (6,170)       6,102       5,831

Income tax expense (benefit)                   (400)       5,268        1,468           --       6,336
Minority interest                                --           --          304           --         304
                                          ---------    ---------    ---------    ---------   ---------
                 Net income (loss)        $    (809)   $   1,840    $  (7,942)   $   6,102   $    (809)
                                          =========    =========    =========    =========   =========

                                      F-28                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1997
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                      GUARANTOR   NONGUARANTOR
                                          PARENT     SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                          ------     ------------ ------------ ------------ ------------
Net cash provided by
      operating activities                $   7,157    $   8,466    $   3,391    $      --    $  19,014
                                          ---------    ---------    ---------    ---------    ---------
Cash  flows from investing activities:
         Investments in subsidiaries        (61,787)     (42,917)          --      104,704           --
         Purchases of property
             and equipment                  (29,569)     (14,463)     (25,405)          --      (69,437)
         Proceeds from sales of
             property and equipment           2,196           --          515           --        2,711
         Acquisitions, net of
             cash acquired                  (19,722)     (12,207)     (15,094)          --      (47,023)
         Settlement of purchase
             price payable                       --           --      (13,934)          --      (13,934)
         Sale of marketable securities          558           --           --           --          558
         Changes in other assets, net        (1,925)          --       (2,303)          --       (4,228)
                                          ---------    ---------    ---------    ---------    ---------
                Net cash used in
                   investing activities    (110,249)     (69,587)     (56,221)     104,704     (131,353)
                                          ---------    ---------    ---------    ---------    ---------
Cash  flows from financing activities:
         Borrowings on notes payable         68,291           --       15,016           --       83,307
         Repayments of notes payable        (68,291)          --         (149)          --      (68,440)
         Borrowings on long-term debt       360,124           --          274           --      360,398
         Repayment of long-term debt       (259,948)          --         (551)          --     (260,499)
         Net capital contribution
             from parent                         --       61,787       42,917     (104,704)          --
         Common stock issued,
             net of expenses                    228           --           --           --          228
         Payments on capital
             lease obligations                   --         (450)      (1,761)          --       (2,211)
         Other                                  900           --           --           --          900
                                          ---------    ---------    ---------    ---------    ---------
                Net cash provided by
                   financing activities     101,304       61,337       55,746     (104,704)     113,683
                                          ---------    ---------    ---------    ---------    ---------
Effect of exchange rates on cash                 --           --       (2,769)          --       (2,769)
                                          ---------    ---------    ---------    ---------    ---------
                Net increase (decrease)
                   in cash                   (1,788)         216          147           --       (1,425)

Cash and cash equivalents,
      beginning of year                      13,302        1,859       10,549           --       25,710
                                          ---------    ---------    ---------    ---------    ---------
Cash and equivalents, end of year         $  11,514    $   2,075    $  10,696    $      --    $  24,285
                                          =========    =========    =========    =========    =========

                                      F-29                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1998
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                               GUARANTOR      NONGUARANTOR
                                                   PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   ------      ------------   ------------  ------------  ------------
Net cash provided by (used in) operating
      activities                                 $ (14,118)    $    23,289    $   8,572    $      --    $  17,743
                                                 ---------     -----------    ---------    ---------    ---------
Cash flows from investing activities:
      Investments in subsidiaries                   13,372          (6,526)          --       (6,846)          --
      Dividend on common stock                          --          10,000           --      (10,000)          --
      Purchases of property and equipment          (15,925)         (6,979)     (29,129)          --      (52,033)
      Proceeds from sales of property and
         equipment                                      --              --        1,513           --        1,513
      Proceeds from sale-leasebacks of
         facilities                                  9,397              --           --           --        9,397
      Acquisitions, net of cash acquired                --              --       (2,193)          --       (2,193)
      Sale of marketable securities                    257              --           --           --          257
                                                 ---------     -----------    ---------    ---------    ---------
               Net cash provided by (used in)
                  investing activities               7,101          (3,505)     (29,809)     (16,846)     (43,059)
                                                 ---------     -----------    ---------    ---------    ---------
Cash flows from financing activities:
      Borrowings on notes payable                       --              --       20,294           --       20,294
      Repayments of notes payable                       --              --       (4,398)          --       (4,398)
      Borrowings on long-term debt                 147,767              --        2,150           --      149,917
      Repayment of long-term debt and
         capital lease obligations                (146,620)             --       (7,840)          --     (154,460)
      Payment of long-term debt issuance costs      (3,228)             --           --           --       (3,228)
      Net capital contribution from parent              --         (13,372)       6,526        6,846           --
      Net borrowings and payments on
         note to parent                                 --          (7,297)       7,297           --           --
      Dividend on common stock                          --              --      (10,000)      10,000           --
      Capital contribution from subsidiary
         shareholder                                    --              --        1,400           --        1,400
      Sale of stock of subsidiaries                     --              --        6,541           --        6,541
      Common stock issued, net of expenses               3              --           --           --            3
      Other                                             (9)             --           --           --           (9)
                                                 ---------     -----------    ---------    ---------    ---------
               Net cash provided by (used in)
                  financing activities              (2,087)        (20,669)      21,970       16,846       16,060
                                                 ---------     -----------    ---------    ---------    ---------
Effect of exchange rates on cash                        --              --         (557)          --         (557)
                                                 ---------     -----------    ---------    ---------    ---------
               Net increase (decrease) in cash      (9,104)           (885)         176           --       (9,813)

Cash and cash equivalents,
      beginning of year                             11,514           2,075       10,696           --       24,285
                                                 ---------     -----------    ---------    ---------    ---------
Cash and equivalents, end of year                $   2,410     $     1,190    $  10,872    $      --    $  14,472
                                                 =========     ===========    =========    =========    =========

                                      F-30                           (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 1999
                                 (in thousands)

14.  Supplemental Guarantor Financial Information (Continued):

                                                          GUARANTOR   NONGUARANTOR
                                                PARENT   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ------   ------------ ------------ ------------ ------------

Net cash provided by operating activities       $ 21,791    $  6,545    $ 10,979    $     --    $ 39,315
                                                --------    --------    --------    --------    --------
Cash flows from investing activities:
      Investments in subsidiaries                  6,592       3,528          --     (10,120)         --
      Purchases of property and equipment        (18,351)     (2,569)    (17,665)         --     (38,585)
      Proceeds from sale-leasebacks of
         facilities                                3,467          --          --          --       3,467
      Proceeds from sales of property and
         equipment                                    14          --         625          --         639
                                                --------    --------    --------    --------    --------
               Net cash provided by (used in)
                  investing activities            (8,278)        959     (17,040)    (10,120)    (34,479)
                                                --------    --------    --------    --------    --------
Cash flows from financing activities:
      Borrowings on notes payable                     --          --       3,706          --       3,706
      Repayments of notes payable                     --          --     (26,174)         --     (26,174)
      Borrowings on long-term debt                50,150          --       7,639          --      57,789
      Repayment of long-term debt                (25,785)         --      (4,038)         --     (29,823)
      Net capital contribution from parent            --      (6,592)     (3,528)     10,120          --
      Net borrowings and payments on
         intercompany balances                   (32,955)         --      32,955          --          --
      Common stock issued, net of expenses           771          --          --          --         771
      Payments on capital lease obligations         (564)         --      (4,492)         --      (5,056)
      Other                                          (63)         --          --          --         (63)
                                                --------    --------    --------    --------    --------
               Net cash provided by (used in)
                  financing activities            (8,446)     (6,592)      6,068      10,120       1,150
                                                --------    --------    --------    --------    --------
Effect of exchange rates on cash                      --          --       1,847          --       1,847
                                                --------    --------    --------    --------    --------
               Net increase in cash                5,067         912       1,854          --       7,833

Cash and cash equivalents,
      beginning of period                          2,410       1,190      10,872          --      14,472
                                                --------    --------    --------    --------    --------
Cash and equivalents, end of period             $  7,477    $  2,102    $ 12,726    $     --    $ 22,305
                                                ========    ========    ========    ========    ========

                                      F-31                           (Continued)

                       INDEPENDENT AUDITORS' REPORT ON THE
                          FINANCIAL STATEMENT SCHEDULE




The Board of Directors
SITEL Corporation:

Under date of February 7, 2000, we reported on the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1999, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                                      /s/KPMG LLP


Omaha, Nebraska
February 7, 2000

                       SITEL CORPORATION AND SUBSIDIARIES

                                   Schedule II
                        Valuation and Qualifying Accounts
                             (dollars in thousands)

                                                                                             Accounts
                                                             Beginning       Bad debt       charged to       Ending
  Description                                                 balance        expense        allowance       balance
  -----------                                                 -------        -------        ---------       -------
Allowance for doubtful accounts for trade
     receivables-- Year ended December 31, 1997           $        3,188    $     2,410    $      499      $     5,099

Allowance for doubtful accounts for trade
     receivables-- Year ended December 31, 1998           $        5,099    $     1,087    $    2,216      $     3,970

Allowance for doubtful accounts for trade
     receivables-- Year ended December 31, 1999           $        3,970    $     3,170    $    1,518      $     5,622

See accompanying independent auditors' report.