Form 10-Q
period 2000-03-31
SITEL CORP
filed 2000-05-15
CIK 943820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------
                                    FORM 10-Q

             [X]    Quarterly Report Pursuant to Section 13 or
                    15(d) of the  Securities  Exchange  Act of
                    1934.

                    For the quarterly period ended March 31, 2000

                     or

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period _____ to ______

                         Commission File Number 1-12577

                                SITEL CORPORATION
             (Exact name of registrant as specified in its charter)

                      MINNESOTA                                 47-0684333
(State or jurisdiction of incorporation or organization)     (I.R.S. Employer
                                                            Identification No.)

                      111 SOUTH CALVERT STREET - SUITE 1900
                            BALTIMORE, MARYLAND 21202
                                 (410) 246-1505

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of April 28, 2000, the Company had 70,995,591 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets..........................................2

Consolidated Condensed Statements of Income (Loss).............................3

Consolidated Condensed Statements of Cash Flows................................4

Notes to Consolidated Condensed Financial Statements...........................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK...........17

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................18

Signature.....................................................................19

                       SITEL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      DECEMBER 31, 1999 AND MARCH 31, 2000
                        (in thousands, except share data)

                                                                                 DECEMBER 31,    MARCH 31,
                                                                                   1999            2000
                                                                                -----------     ------------
                                   ASSETS                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                $     22,305    $      18,376
     Trade accounts receivable (net of allowance for doubtful accounts of
        $5,622 and $4,932 in 1999 and 2000, respectively)                          164,473          161,662
     Prepaid expenses                                                                7,997            8,002
     Deferred income taxes                                                           1,950               --
     Other current assets                                                            7,825            4,943
                                                                                -----------     ------------
               Total current assets                                                204,550          192,983

Property and equipment, net                                                        118,349          110,305
Goodwill, net                                                                       85,258           82,749
Deferred income taxes                                                               15,649           16,881
Other assets                                                                         8,440            8,798
                                                                                -----------     ------------
               Total assets                                                   $    432,246    $     411,716
                                                                                ===========     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                                             $      7,337    $       4,549
     Current portion of long-term debt                                               2,838            2,011
     Current portion of capitalized lease obligations                                4,308            3,780
     Trade accounts payable                                                         37,592           33,161
     Income taxes payable                                                            7,135            6,087
     Accrued wages, salaries and bonuses                                            19,893           28,437
     Accrued operating expenses                                                     28,922           24,392
     Deferred revenue and other                                                      9,141           10,795
     Deferred income taxes                                                              --              239
                                                                                -----------     ------------
               Total current liabilities                                           117,166          113,451

Long-term debt, excluding current portion                                          136,077          117,556
Capitalized lease obligations, excluding current portion                            12,253           11,158
Deferred compensation                                                                1,905            2,150

Minority interest                                                                    4,147            4,508

Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares authorized,
        68,170,828 and 69,990,780 shares issued and outstanding in 1999
        and 2000, respectively                                                          68               70
     Paid-in capital                                                               165,870          168,404
     Accumulated other comprehensive income (loss)                                 (12,757)         (16,116)
     Retained earnings                                                               7,517           10,535
                                                                                -----------     ------------
               Total stockholders' equity                                          160,698          162,893
                                                                                -----------     ------------
               Total liabilities and stockholders' equity                     $    432,246    $     411,716
                                                                                ===========     ============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                                                    FOR THE
                                                                                               THREE MONTHS ENDED
                                                                                           MARCH 31,        MARCH 31,
                                                                                             1999              2000
                                                                                         ------------     --------------
Revenues                                                                               $     164,185    $       198,611
                                                                                         ------------     --------------
Operating expenses:
     Cost of services                                                                         88,465            109,987
     Selling, general and administrative expenses                                             74,382             79,372
                                                                                         ------------     --------------
                Total operating expenses                                                     162,847            189,359
                                                                                         ------------     --------------
                Operating income                                                               1,338              9,252

Other income (expense):
     Interest expense, net                                                                    (3,156)            (3,436)
     Other income, net                                                                            63                (66)
                                                                                         ------------     --------------
                Income (loss) before income taxes and minority interest                       (1,755)             5,750

Income tax expense (benefit)                                                                    (203)             2,474
Minority interest                                                                                (69)               258
                                                                                         ------------     --------------
                Net income (loss)                                                      $      (1,483)   $         3,018
                                                                                         ============     ==============
Income (loss) per common share:
     Basic                                                                             $       (0.02)   $          0.04
     Diluted                                                                           $       (0.02)   $          0.04

Weighted average common shares outstanding:
     Basic                                                                                    64,842             69,161
     Diluted                                                                                  64,842             75,786

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (in thousands)

                                                                                                     FOR THE
                                                                                               THREE MONTHS ENDED
                                                                                           MARCH 31,      MARCH 31,
                                                                                             1999             2000
                                                                                          -----------     --------------
Net income (loss)                                                                      $      (1,483)   $         3,018
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                        11,095             12,178
         Change in assets and liabilities:
            Trade accounts receivable                                                        (12,427)               733
            Other assets                                                                         723              2,853
            Trade accounts payable                                                              (211)            (3,949)
            Other liabilities                                                                 10,161              5,987
                                                                                          -----------     --------------
                Net cash provided by operating activities                                      7,858             20,820
                                                                                          -----------     --------------

Cash flows from investing activities:
     Purchases of property and equipment                                                      (7,479)            (5,091)
                                                                                          -----------     --------------
                Net cash used in investing activities                                         (7,479)            (5,091)
                                                                                          -----------     --------------

Cash flows from financing activities:
     Borrowings on note payable                                                                1,501                 --
     Repayments of note payable                                                               (7,153)            (2,632)
     Borrowings on long-term debt                                                             11,242             15,000
     Repayment of long-term debt and capitalized lease obligations                            (5,030)           (35,318)
     Common stock issued, net of expenses                                                         --              2,544
     Other                                                                                       (18)                (7)
                                                                                          -----------     --------------
                Net cash provided by (used in) financing activities                              542            (20,413)
                                                                                          -----------     --------------

Effect of exchange rates on cash                                                                 884                755
                                                                                          -----------     --------------
                Net increase (decrease) in cash                                                1,805             (3,929)

Cash and cash equivalents, beginning of period                                                14,472             22,305
                                                                                          -----------     --------------
Cash and cash equivalents, end of period                                               $      16,277    $        18,376
                                                                                          ===========     ==============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

1.    BASIS OF PRESENTATION:

The consolidated condensed balance sheet of SITEL Corporation and Subsidiaries (the "Company") at December 31, 1999 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Such adjustments consist only of normal recurring items. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1999.

2.    COMPREHENSIVE INCOME (LOSS):

The Company's comprehensive income (loss) was $(6,561,000) and $(341,000) for the three months ended March 31, 1999 and 2000, respectively. The difference between the Company's reported net income (loss) and comprehensive income (loss) for those three-month periods is due to the impact of the change in currency exchange rates on the translation of the assets and liabilities of the Company's foreign subsidiaries. The accumulated other comprehensive income (loss) included in the Company's Consolidated Condensed Balance Sheet at December 31, 1999 and March 31, 2000 is primarily due to the accumulated currency exchange adjustment.

3.    SUBSEQUENT EVENT:

On May 4, 2000, the Company announced a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support in Japan for the Company's clients and the Company will provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, the Company will restructure its operations in Japan and sell the assets associated with its contact center in Japan to Bellsystem24. As a result, the Company estimates that it will incur a restructuring charge of approximately $3.5 million (approximately $2.0 million, net of taxes) in the second quarter of 2000.

                                       5                             (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

4.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Company's 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all wholly owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

                (1) Condensed consolidating financial statements as of December 31, 1999 and March 31, 2000, and for the three months ended March 31, 1999 and 2000 of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries,
                      (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis;

                (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries); and

                (3)   Elimination  entries  necessary   to   consolidate   SITEL
                      Corporation, the parent, with all subsidiaries.

                                       6                             (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

4.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                           GUARANTOR     NONGUARANTOR
                                             PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------       ------------   ------------    ------------    ------------
                    ASSETS
Current assets:
     Cash and cash equivalents          $       7,477    $     2,102    $     12,726    $         --    $         22,305
     Trade accounts receivable, net           120,500          4,310          85,204         (45,541)            164,473
     Prepaid expenses and other
         current assets                         4,024             (7)         13,755              --              17,772
                                          ------------     ----------     -----------     -----------     ---------------
                Total current assets          132,001          6,405         111,685         (45,541)            204,550

Property and equipment, net                    51,231          3,793          63,325              --             118,349
Goodwill, net                                  21,564             --          63,694              --              85,258
Deferred income taxes                           8,111             --           7,538              --              15,649
Other assets                                    7,945             89             406              --               8,440
Investments in subsidiaries                   113,151         84,945              --        (198,096)                 --
Notes receivable, intercompany                     --         20,259              --         (20,259)                 --
                                          ------------     ----------     -----------     -----------     ---------------
                Total assets            $     334,003    $   115,491    $    246,648    $   (263,896)   $        432,246
                                          ============     ==========     ===========     ===========     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                      $          --    $        --    $      7,337    $         --    $          7,337
     Current portion of long-term debt            695             --           2,143              --               2,838
     Current portion of capitalized
         lease obligations                      1,496             48           2,764              --               4,308
     Trade accounts payable                    12,143          1,085          69,905         (45,541)             37,592
     Accrued expenses and other
         current liabilities                   22,555          1,207          41,329              --              65,091
                                          ------------     ----------     -----------     -----------     ---------------
                Total current liabilities      36,889          2,340         123,478         (45,541)            117,166
                                          ------------     ----------     -----------     -----------     ---------------

Long-term debt, excluding
     current portion                          130,000             --           6,077              --             136,077
Capitalized lease obligations,
     excluding current portion                  4,511             --           7,742              --              12,253
Notes payable, intercompany                        --             --          20,259         (20,259)                 --
Deferred compensation                           1,905             --              --              --               1,905

Minority interest                                  --             --           4,147              --               4,147

Stockholders' equity                          160,698        113,151          84,945        (198,096)            160,698
                                          ------------     ----------     -----------     -----------     ---------------

                Total liabilities and
                    stockholders'
                    equity              $     334,003    $   115,491    $    246,648    $   (263,896)   $        432,246
                                          ============     ==========     ===========     ===========     ===============

                                       7                             (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

4.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                                 (IN THOUSANDS)

                                                          GUARANTOR       NONGUARANTOR
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                            ------       ------------     ------------      ------------      ------------
                      ASSETS
Current assets:
     Cash and cash equivalents          $       1,098 $          3,787 $          13,491  $            --  $         18,376
     Trade accounts receivable, net           123,341            2,766            78,522          (42,967)          161,662
     Prepaid expenses and other
         current assets                         2,671               38            10,929             (693)           12,945
                                          ------------  ---------------  ----------------   --------------   ---------------
                Total current assets          127,110            6,591           102,942          (43,660)          192,983

Property and equipment, net                    45,946            3,390            60,969               --           110,305
Goodwill, net                                  21,317               --            61,432               --            82,749
Deferred income taxes                          10,090               --             6,791               --            16,881
Other assets                                    7,678               88             1,032               --             8,798
Investments in subsidiaries                   109,564           82,952                --         (192,516)               --
Notes receivable, intercompany                     --           19,758                --          (19,758)               --
                                          ------------  ---------------  ----------------   --------------   ---------------
                Total assets            $     321,705 $        112,779 $         233,166  $      (255,934) $        411,716
                                          ============  ===============  ================   ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                      $          -- $             -- $           4,549  $            --  $          4,549
     Current portion of long-term debt             --               --             2,011               --             2,011
     Current portion of capitalized
         lease obligations                      2,215               39             1,526               --             3,780
     Trade accounts payable                    12,009            1,424            62,695          (42,967)           33,161
     Accrued expenses and other
         current liabilities                   25,997            1,752            42,894             (693)           69,950
                                          ------------  ---------------  ----------------   --------------   ---------------
                Total current liabilities      40,221            3,215           113,675          (43,660)          113,451
                                          ------------  ---------------  ----------------   --------------   ---------------
Long-term debt, excluding
     current portion                          112,500               --             5,056               --           117,556
Capitalized lease obligations,
     excluding current portion                  3,941               --             7,217               --            11,158
Notes payable, intercompany                        --               --            19,758          (19,758)               --
Deferred compensation                           2,150               --                --               --             2,150

Minority interest                                  --               --             4,508               --             4,508

Stockholders' equity                          162,893          109,564            82,952         (192,516)          162,893
                                          ------------  ---------------  ----------------   --------------   ---------------
                Total liabilities and
                    stockholders'
                    equity              $     321,705 $        112,779 $         233,166  $      (255,934) $        411,716
                                          ============  ===============  ================   ==============   ===============

                                       8                             (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

4.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                            GUARANTOR     NONGUARANTOR
                                            PARENT         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------         ------------   ------------    ------------    ------------
Revenues                                $     37,789    $    49,871    $     76,525    $         --    $        164,185
Operating expenses:
     Cost of services                         16,547         29,638          42,280              --              88,465
     Selling, general and administrative
         expenses                             22,648         15,471          36,263              --              74,382
                                           ----------     ----------     -----------     -----------     ---------------
                Total operating
                    expenses                  39,195         45,109          78,543              --             162,847
                                           ----------     ----------     -----------     -----------     ---------------
                Operating income (loss)       (1,406)         4,762          (2,018)             --               1,338
                                           ----------     ----------     -----------     -----------     ---------------
Other income (expense):
     Equity in earnings (losses) of
         subsidiaries, net of tax                494         (2,409)             --           1,915                  --
     Intercompany charges                         50            503            (553)             --                  --
     Interest income (expense), net           (1,718)          (798)           (640)             --              (3,156)
     Other income (expense)                       74             --             (11)             --                  63
                                           ----------     ----------     -----------     -----------     ---------------
                Total other income
                    (expense)                 (1,100)        (2,704)         (1,204)          1,915              (3,093)
                                           ----------     ----------     -----------     -----------     ---------------
                Income (loss) before
                    income taxes and
                    minority interest         (2,506)         2,058          (3,222)          1,915              (1,755)

Income tax expense (benefit)                  (1,023)         1,564            (744)             --                (203)
Minority interest                                 --             --             (69)             --                 (69)
                                           ----------     ----------     -----------     -----------     ---------------
                Net income (loss)       $     (1,483)   $       494    $     (2,409)   $      1,915    $         (1,483)
                                           ==========     ==========     ===========     ===========     ===============

                                       9                             (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements

4.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                            GUARANTOR     NONGUARANTOR
                                            PARENT         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------         ------------   ------------    ------------    ------------

Revenues                                $     97,427    $     8,330    $    93,222    $        (368)   $        198,611
Operating expenses:
     Cost of services                         52,448          4,441         53,098               --             109,987
     Selling, general and administrative
         expenses                             41,224          2,984         35,532             (368)             79,372
                                          -----------     ----------     ----------     ------------     ---------------
                Total operating
                    expenses                  93,672          7,425         88,630             (368)            189,359
                                          -----------     ----------     ----------     ------------
                Operating income               3,755            905          4,592               --               9,252
                                          -----------     ----------     ----------     ------------     ---------------
Other income (expense):
     Equity in earnings (losses) of
         subsidiaries, net of tax              2,154          1,324             --           (3,478)                 --
     Intercompany charges                         --            503           (503)              --                  --
     Interest income (expense), net           (2,964)          (130)          (342)              --              (3,436)
     Other income (expense)                       (6)            --            (60)              --                 (66)
                                          -----------     ----------     ----------     ------------     ---------------
                Total other income
                    (expense)                   (816)         1,697           (905)          (3,478)             (3,502)
                                          -----------     ----------     ----------     ------------     ---------------
                Income before
                    income taxes and
                    minority interest          2,939          2,602          3,687           (3,478)              5,750

Income tax expense (benefit)                     (79)           448          2,105               --               2,474
Minority interest                                 --             --            258               --                 258
                                          -----------     ----------     ----------     ------------     ---------------
                Net income              $      3,018    $     2,154    $     1,324    $      (3,478)   $          3,018
                                          ===========     ==========     ==========     ============     ===============

                                      10                             (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


4.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                            GUARANTOR     NONGUARANTOR
                                            PARENT         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------         ------------   ------------    ------------    ------------
Net cash provided by (used in)
     operating activities               $     (6,914)   $     7,699    $     7,073    $          --    $          7,858
                                          -----------     ----------     ----------     ------------     ---------------

Cash flows from investing activities:
     Investments in subsidiaries               5,450            (23)            --           (5,427)                 --
     Purchases of property and
         equipment                            (1,640)        (1,841)        (3,998)              --              (7,479)
                                          -----------     ----------     ----------     ------------     ---------------
                Net cash provided by
                    (used in) investing
                    activities                 3,810         (1,864)        (3,998)          (5,427)             (7,479)
                                          -----------     ----------     ----------     ------------     ---------------
Cash flows from financing activities:
     Borrowings on notes payable                  --             --          1,501               --               1,501
     Repayments of notes payable                  --             --         (7,153)              --              (7,153)
     Borrowings on long-term debt              8,000             --          3,242               --              11,242
     Repayment of long-term debt
         and capital lease obligations        (4,065)            --           (965)              --              (5,030)
     Net capital contribution from
         parent                                   --         (5,450)            23            5,427                  --
     Other                                       (18)            --             --               --                 (18)
                                          -----------     ----------     ----------     ------------     ---------------
                Net cash provided by
                    (used in) financing
                    activities                 3,917         (5,450)        (3,352)           5,427                 542
                                          -----------     ----------     ----------     ------------     ---------------
Effect of exchange rates on cash                  --             --            884               --                 884
                                          -----------     ----------     ----------     ------------     ---------------
                Net increase in cash             813            385            607               --               1,805

Cash and cash equivalents,
     beginning of period                       2,410          1,190         10,872               --              14,472
                                          -----------     ----------     ----------     ------------     ---------------
Cash and cash equivalents,
     end of period                      $      3,223    $     1,575    $    11,479    $          --    $         16,277
                                          ===========     ==========     ==========     ============     ===============

                                      11                             (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements


4.    SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                            GUARANTOR     NONGUARANTOR
                                            PARENT         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------         ------------   ------------    ------------    ------------
Net cash provided by
     operating activities               $      3,856    $     3,052    $    13,912    $          --    $         20,820
                                          -----------     ----------     ----------     ------------     ---------------

Cash flows from investing activities:
     Investments in subsidiaries               1,987            676             --           (2,663)                 --
     Purchases of property and
         equipment                            (1,881)           (56)        (3,154)              --              (5,091)
                                          -----------     ----------     ----------     ------------     ---------------
                Net cash provided by
                    (used in) investing
                    activities                   106            620         (3,154)          (2,663)             (5,091)
                                          -----------     ----------     ----------     ------------     ---------------
Cash flows from financing activities:
     Repayments of notes payable                  --             --         (2,632)              --              (2,632)
     Borrowings on long-term debt             15,000             --             --               --              15,000
     Repayment of long-term debt
         and capital lease obligations       (33,055)            --         (2,263)              --             (35,318)
     Common stock issued, net
         of expenses                           2,544             --             --               --               2,544
     Net borrowings and payments
         on intercompany balances              5,177             --         (5,177)              --                  --
     Net capital contribution from
         parent                                   --         (1,987)          (676)           2,663                  --
     Other                                        (7)            --             --               --                  (7)
                                          -----------     ----------     ----------     ------------     ---------------
                Net cash used in
                    financing activities     (10,341)        (1,987)       (10,748)           2,663             (20,413)
                                          -----------     ----------     ----------     ------------     ---------------
Effect of exchange rates on cash                  --             --            755               --                 755
                                          -----------     ----------     ----------     ------------     ---------------
                Net increase (decrease)
                    in cash                   (6,379)         1,685            765               --              (3,929)

Cash and cash equivalents,
     beginning of period                       7,477          2,102         12,726               --              22,305
                                          -----------     ----------     ----------     ------------     ---------------
Cash and cash equivalents,
     end of period                      $      1,098    $     3,787    $    13,491    $          --    $         18,376
                                          ===========     ==========     ==========     ============     ===============

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
--------

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

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

REVENUES:
---------

Revenues increased $34.4 million, or 21.0%, to $198.6 million in the three months ended March 31, 2000 from $164.2 million in the three months ended March 31, 1999. Of this increase, approximately $13.2 million was attributable to services initiated for new clients and approximately $21.2 million was attributable to increased revenues from existing clients. The increase in revenues from existing clients was primarily the result of higher calling volumes rather than higher rates.

COST OF SERVICES:
-----------------

Cost of services represents primarily labor and telephone expenses directly related to customer relationship management activities. Cost of services as a percent of revenue can vary based on the nature of the contract, the nature of the work and the market in which the service is provided. Implementations of large contracts in which the implementation costs are reflected in selling, general and administrative expenses can significantly impact cost of services as of percent of revenue. Accordingly, cost of services as a percent of revenue can vary, sometimes significantly, from quarter to quarter. Cost of services increased $21.5 million, or 24.3%, to $110.0 million for the three months ended March 31, 2000 from $88.5 million for the three months ended March 31, 1999. Revenues include amounts in payment of certain technology costs and services under a major contract, the costs of which are included in selling, general and administrative expenses. These revenues were $8.4 million and $6.3 million for the three months ended March 31, 1999 and 2000, respectively. Excluding the impact of these revenues, cost of services as a percentage of revenues increased to 57.2% in the first quarter of 2000 from 56.8% in the first quarter of 1999 primarily due to higher labor costs in Spain.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
---------------------------------------------

Selling, general and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services. Selling, general and administrative expenses increased $5.0 million, or 6.7%, to $79.4 million for the three months ended March

                       SITEL CORPORATION AND SUBSIDIARIES

31, 2000 from $74.4 million for the three months ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 40.0% in the first quarter of 2000 from 45.3% in the first quarter of 1999. Excluding the technology costs associated with the major contract noted above, selling, general and administrative expenses increased 10.7% and, as a percentage of revenues, decreased to 38.0% in the first quarter of 2000 from 42.4% in the first quarter of 1999. This decrease was primarily attributable to cost reduction efforts over the past 12 months and the leveraging of overhead through revenue growth.

OPERATING INCOME:
-----------------

Operating income increased $7.9 million, a nearly six-fold increase, to $9.3 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999. As a percentage of revenues, operating income increased to 4.7% in the first quarter of 2000 from 0.8% in the first quarter of 1999. This increase was primarily due to the decrease in selling, general and administrative expenses as a percentage of revenue as noted above.

INTEREST EXPENSE, NET:
----------------------

Interest expense, net of interest income, increased to $3.4 million for the three months ended March 31, 2000 from $3.2 million for the three months ended March 31, 1999. This increase was primarily due to higher average borrowings utilized to support the Company's growth.

INCOME TAX EXPENSE (BENEFIT):
-----------------------------

Income tax expense for the three months ended March 31, 2000 was $2.5 million compared to a benefit of $0.2 million for the three months ended March 31, 1999. Income tax expense as a percentage of income before taxes and minority interest was 43.0% for the quarter. The difference between the Company's income tax rate of 43.0% and the statutory U.S. Federal rate of 35% is primarily due to non-deductible goodwill and U.S. state and local income taxes.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AND NET INCOME (LOSS):
-------------------------------------------------------------------

For the reasons discussed above, net income (loss) from continuing operations increased $4.5 million to $3.0 million for the three months ended March 31, 2000 from ($1.5) million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Cash provided by operating activities was $20.8 million during the three months ended March 31, 2000. This was primarily the result of income before depreciation and amortization of $15.2 million and an increase in accrued expenses. Although accounts receivable decreased during the quarter, the Company anticipates that accounts receivable will increase in future periods, using working capital, as the Company continues to grow. The Company purchased $5.1 million of property and equipment in the three months ended March 31, 2000. The Company anticipates that capital expenditures will increase in future quarters to support the growth of its

                       SITEL CORPORATION AND SUBSIDIARIES

business; however, total capital expenditures in 2000 are currently anticipated to be less than in 1999. Cash used in financing activities was $20.4 million primarily related to reductions of borrowings under the Company's long-term revolving credit facility.

The Company has historically used equity capital, funds generated from operations, leases of property and equipment, senior subordinated notes and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures and working capital requirements. At March 31, 2000, the Company had unused lines of credit totaling $52.4 million. On April 11, 2000, the Company secured a $75 million five-year senior secured credit facility which provides funding in U. S. dollars, British pounds sterling and euros, thereby allowing the Company to consolidate its U. S. and European bank lines into a single multi-borrower, multi-currency facility. In connection with securing this facility, the Company terminated its existing $50 million long-term credit facility and various lines of credit which were used to fund local operations in British pounds sterling and euros. The funds available under the new facility are approximately equal to the total of the funds available under the facilities which were terminated. The Company believes that funds generated from operations, existing cash, leases of property and equipment and funds available under its credit facilities will be sufficient to finance its current operations, planned capital expenditures and growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

YEAR 2000 ISSUE
---------------

The Company recognized the need to ensure Year 2000 software and embedded system failures would not adversely impact its operations. Specifically, computational errors and system failures were a known risk with respect to dates after December 31, 1999. The Company established a central Y2K compliance office that reported directly to the Chief Information Officer. The Company has experienced no significant problems related to Year 2000 issues. In instances where minor incidents were reported, contingency plans were invoked and service levels to our clients were maintained. These minor occurrences had no impact on day-to-day operations and were repaired with no financial impact. The Company estimates that the cost to become Y2K compliant was approximately $11 million.

QUARTERLY RESULTS AND SEASONALITY
---------------------------------

The Company has  experienced  and  expects to continue to  experience  quarterly variations in its results of operations, principally due to the timing of clients' customer relationship management initiatives and teleservicing campaigns, revenue mix, and the timing of additional selling, general and administrative expenses to support new business. The Company also experiences periodic fluctuations related to both the start-up costs associated with expansion and the implementation of new contracts or services. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies that often occur at the beginning of the year.

                       SITEL CORPORATION AND SUBSIDIARIES

EFFECTS OF INFLATION
--------------------

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

ACCOUNTING PRONOUNCEMENTS
-------------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward-looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," "anticipated," "believes" and similar expressions. The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, dependence on key personnel and control by management, and risks associated with Year 2000 failures. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks associated primarily with changes in foreign currency exchange rates. The Company has operations in many parts of the world; however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. The Company entered into certain hedging transactions during 1999 and 2000 designed to hedge foreign currency exchange risk related to short term intercompany loans, however the amounts involved were not material.

                       SITEL CORPORATION AND SUBSIDIARIES

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

           (a)    Exhibits:

                         10.1    Employment Agreement with Phillip A. Clough
                         10.2    Employment Agreement with W. Gar Richlin
                         27      Financial Data Schedule

           (b) Reports on Form 8-K. The Company did not file a Form 8-K during the quarter for which this report is filed.

                       SITEL CORPORATION AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2000          SITEL Corporation

                             By:  /s/ W. Gar Richlin
                                  ----------------------------------
                                   W. Gar Richlin
                                   Executive Vice-President and Chief Financial Officer (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

                         10.1    Employment Agreement with Phillip A. Clough
                         10.2    Employment Agreement with W. Gar Richlin
                         27      Financial Data Schedule