Form 10-Q
period 2000-06-30
SITEL CORP
filed 2000-08-15
CIK 943820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------
                                    FORM 10-Q

                               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                   For the quarterly period ended June 30, 2000

                                                        or

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
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
 incorporation or organization)


                      111 SOUTH CALVERT STREET - SUITE 1900
                            BALTIMORE, MARYLAND 21202
                                 (410) 246-1505

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of July 31, 2000, the Company had 71,778,193 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Condensed Balance Sheets.....................................1

     Consolidated Condensed Statements of Income (Loss)........................2

     Consolidated Condensed Statements of Cash Flows...........................3

     Notes to Consolidated Condensed Financial Statements......................4

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition.................................14

Item 3. Quantitative and Qualitative Disclosures about Market Risk............20

PART II -- OTHER INFORMATION

Item 2. Changes in Securities.................................................21

Item 4. Submission of Matters to a Vote of Security Holders...................21

Item 5. Other Information.....................................................21

Item 6. Exhibits and Reports on Form 8-K......................................22

Signature.....................................................................23

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                    (dollars in thousands, except share data)

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2000             1999
                                                                            --------------   ---------------
                                  ASSETS                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents                                              $      13,594    $      22,305
     Trade accounts receivable (net of allowance for doubtful accounts of
         $5,246 and $5,622 in 2000 and 1999, respectively)                        155,394          164,473
     Prepaid expenses                                                               8,461            7,997
     Deferred income taxes                                                            787            1,950
     Other current assets                                                           7,339            7,825
                                                                            -------------    -------------
               Total current assets                                               185,575          204,550

Property and equipment, net                                                       105,606          118,349
Goodwill, net                                                                      80,880           85,258
Deferred income taxes                                                              16,738           15,649
Other assets                                                                        8,158            8,440
                                                                            -------------    -------------
               Total assets                                                 $     396,957    $     432,246
                                                                            =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                          $          --    $       7,337
     Current portion of long-term debt                                              7,019            2,838
     Current portion of capitalized lease obligations                               3,461            4,308
     Trade accounts payable                                                        30,110           37,592
     Income taxes payable                                                           6,553            7,135
     Accrued wages, salaries and bonuses                                           26,071           19,893
     Accrued operating expenses                                                    31,071           28,922
     Deferred revenue and other                                                     7,365            9,141
     Deferred income taxes                                                          1,270               --
                                                                            -------------    -------------
               Total current liabilities                                          112,920          117,166
Long-term debt, excluding current portion                                         103,540          136,077
Capitalized lease obligations, excluding current portion                           10,429           12,253
Deferred compensation                                                               2,268            1,905
Minority interest                                                                   4,708            4,147
Stockholders' equity:
     Common stock, voting, $.001 par value 200,000,000 shares authorized,
        71,722,048 and 68,170,828 shares issued and outstanding,
        in 2000 and 1999, respectively                                                 72               68
     Paid-in capital                                                              168,489          165,870
     Accumulated other comprehensive loss                                         (18,430)         (12,757)
     Retained earnings                                                             12,961            7,517
                                                                            -------------    -------------
               Total stockholders' equity                                         163,092          160,698
                                                                            -------------    -------------
               Total liabilities and stockholders' equity                   $     396,957    $     432,246
                                                                            =============    =============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  FOR THE THREE                    FOR THE SIX
                                                                   MONTHS ENDED                    MONTHS ENDED
                                                             JUNE 30,       JUNE 30,          JUNE 30,      JUNE 30,
                                                               2000           1999              2000          1999
                                                            ------------   ------------     -------------  ------------
Revenues                                                 $      193,805 $      177,996    $      392,416 $     342,181
Operating expenses:
     Cost of services                                           105,305         95,343           215,292       183,808
     Selling, general and administrative expenses                77,074         77,989           156,446       152,371
     Asset impairment and restructuring expenses                  3,520             --             3,520            --
                                                            ------------   ------------     -------------  ------------
                Total operating expense                         185,899        173,332           375,258       336,179
                                                            ------------   ------------     -------------  ------------
                Operating income                                  7,906          4,664            17,158         6,002

Other income (expense):
     Interest expense, net                                       (3,166)        (2,994)           (6,602)       (6,150)
     Other income (expense), net                                   (132)            57              (198)          120
                                                            ------------   ------------     -------------  ------------
                Income (loss) before income taxes
                    and minority interest                         4,608          1,727            10,358           (28)

Income tax expense                                                1,981          1,086             4,455           883
Minority interest                                                   201            133               459            64
                                                            ------------   ------------     -------------  ------------
                Net income (loss)                        $        2,426 $          508    $        5,444 $        (975)
                                                            ============   ============     =============  ============
Income (loss) per common share:
     Basic                                               $         0.03 $         0.01    $         0.08 $       (0.01)
     Diluted                                             $         0.03 $         0.01    $         0.07 $       (0.01)

Weighted average common shares outstanding:
     Basic                                                       71,246         65,917            70,209        65,383
     Diluted                                                     75,415         72,197            75,599        65,383

The accompanying notes are an integral part of the consolidated condensed financial statements

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR SIX MONTHS ENDED
                                                                               JUNE 30,          JUNE 30,
                                                                                 2000              1999
                                                                             -------------     -------------
Net income (loss)                                                          $        5,444    $         (975)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                             22,858            22,448
         Asset impairment and restructuring expenses                                3,520                --
         Change in assets and liabilities:
            Trade accounts receivable                                               4,607           (18,267)
            Other assets                                                              401            (3,082)
            Trade accounts payable                                                 (6,381)           (1,115)
            Other liabilities                                                       6,280            24,007
                                                                             -------------     -------------
                Net cash provided by operating activities                          36,729            23,016
                                                                             -------------     -------------

Cash flows from investing activities:
     Purchases of property and equipment                                          (12,603)          (19,784)
     Proceeds from sale of property and equipment                                      37                --
                                                                             -------------     -------------
                Net cash used in investing activities                             (12,566)          (19,784)
                                                                             -------------     -------------

Cash flows from financing activities:
     Borrowings on notes payable                                                       --             3,296
     Repayments of notes payable                                                  (10,756)          (11,266)
     Borrowings on long-term debt                                                   9,108            18,935
     Repayment of long-term debt and capitalized lease obligations                (35,311)          (14,668)
     Common stock issued, net of expenses                                           2,638                --
     Other                                                                            (15)              (27)
                                                                             -------------     -------------
                Net cash used in financing activities                             (34,336)           (3,730)

Effect of exchange rates on cash                                                    1,462             2,261
                                                                             -------------     -------------
                Net increase (decrease) in cash                                    (8,711)            1,763

Cash and cash equivalents, beginning of period                                     22,305            14,472
                                                                             -------------     -------------
Cash and cash equivalents, end of period                                   $       13,594    $       16,235
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

2. COMPREHENSIVE INCOME (LOSS):

The Company's comprehensive income (loss) was $112,000 and ($2,613,000) for the three month periods ended June 30, 2000 and 1999, respectively, and ($229,000) and ($9,174,000) for the six month periods ended June 30, 2000 and 1999, respectively. The difference between the Company's reported net income (loss) and comprehensive income (loss) for those periods is due to the impact of the change in currency exchange rates on the translation of the assets and liabilities of the Company's foreign subsidiaries. The accumulated other comprehensive loss included in the Company's Consolidated Condensed Balance Sheet at June 30, 2000 and December 31, 1999 is the accumulated currency exchange adjustment.

3. ASSET IMPAIRMENT AND RESTRUCTURING EXPENSE:

In May 2000, the Company formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support for the Company's clients in Japan and the Company will provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, the Company restructured its operations in Japan and transferred its existing Japanese business to Bellsystem24. In the second quarter, the Company recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million net of tax, related to the transaction with Bellsystem24. The restructuring charge included a $3.3 million loss on the sale of assets and transfer of its business and estimated severance of $.2 million for 12 employees.

4. MULTI-CURRENCY REVOLVING CREDIT FACILITY

On April 11, 2000, the Company secured a $75 million five-year senior secured credit facility with lender pre-approval to increase the size of the facility to $100 million. Under the terms of this agreement, the Company may borrow in U.S. dollars, British pounds sterling and euros, thereby allowing the Company to consolidate its U.S. and European bank lines into a single multi-borrower, multi-currency facility. In connection with securing this facility, the Company terminated its existing $50 million long-term credit facility and various lines of credit which were used to fund local operations in British pounds sterling and euros. The funds available under the new facility are approximately equal to the total of the funds available under the facilities which were terminated. At June 30, 2000, the unused line of credit relating to this facility was $65.4 million.

                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Company's 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all wholly owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of December 31, 1999 and June 30, 2000, and for the three and six months ended June 30, 1999 and 2000 of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis;

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the non-guarantor subsidiaries); and

     (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

                                       5
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

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
                                          ============     ==========     ===========     ===========     ===============

                                       6
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000
                                 (IN THOUSANDS)

                                                         GUARANTOR       NONGUARANTOR
                                          PARENT         SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ------         ------------    ------------    ------------    ------------
  ASSETS
Current assets:
    Cash and cash equivalents        $         (918)  $       3,403   $      11,109   $               $         13,594
    Trade accounts receivable, net          119,629           2,625          83,687          (50,547)          155,394
    Prepaid expenses and other
      current assets                          3,490              54          13,043                             16,587
                                       -------------    ------------    ------------    -------------   ---------------
           Total current assets             122,201           6,082         107,839          (50,547)          185,575

Property and equipment, net                  45,286           3,057          57,263                            105,606
Goodwill, net                                21,068              --          59,812                             80,880
Deferred income taxes                        10,090              --           6,648                             16,738
Other assets                                  7,579              87             492                              8,158
Investments in subsidiaries                 107,815          81,727              --         (189,542)               --
Notes receivable, intercompany                   --          19,830              --          (19,830)               --
                                       -------------    ------------    ------------    -------------   ---------------
           Total assets              $      314,039   $     110,783  $      232,054  $      (259,919) $        396,957
                                       =============    ============    ============    =============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term
      debt                                       --              --           7,019                              7,019
    Current portion of capitalized
      lease obligations                       2,257              20           1,184                              3,461
    Trade accounts payable                   11,031           1,222          68,404          (50,547)           30,110
    Accrued expenses and other
      current liabilities                    29,015           1,726          41,589                             72,330
                                       -------------    ------------    ------------    -------------   ---------------
           Total current liabilities         42,303           2,968         118,196          (50,547)          112,920

Long-term debt, excluding current
    portion                                 103,000              --             540                            103,540
Capitalized lease obligations,
    excluding current portion                 3,376              --           7,053                             10,429
Notes payable, intercompany
    and other                                    --              --          19,830          (19,830)               --
Deferred compensation                         2,268              --              --                              2,268

Minority interest                                --              --           4,708                              4,708

Stockholders' equity                        163,092         107,815          81,727         (189,542)          163,092
                                       -------------    ------------    ------------    -------------   ---------------
           Total liabilities and
             stockholders' equity    $      314,039   $     110,783   $     232,054   $     (259,919) $        396,957
                                       =============    ============    ============    =============   ===============

                                       7
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                                 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                                      FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                   (IN THOUSANDS)

                                                        GUARANTOR       NONGUARANTOR
                                          PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ------        ------------    ------------    ------------    ------------
Revenues                             $       41,084  $       50,968  $       85,944  $           --  $        177,996
                                       -------------   -------------   -------------   -------------   ---------------
Operating expenses:
    Cost of services                         17,575          29,841          47,927              --            95,343
    Selling, general and administrative
      expenses                               23,268          15,859          38,862              --            77,989
                                       -------------   -------------   -------------   -------------   ---------------
           Total operating expenses          40,843          45,700          86,789              --           173,332
                                       -------------   -------------   -------------   -------------   ---------------
           Operating income (loss)              241           5,268            (845)             --             4,664

Other income (expense):
    Equity in earnings (losses) of
      subsidiaries, net of tax                1,999          (1,700)             --            (299)               --
    Intercompany charges                         48             438            (486)             --                --
    Interest expense, net                    (2,506)            (16)           (472)             --            (2,994)
    Other income (expense), net                  93              --             (36)             --                57
                                       -------------   -------------   -------------   -------------   ---------------
           Total other income
             (expense)                         (366)         (1,278)           (994)           (299)           (2,937)
                                       -------------   -------------   -------------   -------------   ---------------

           Income (loss) before
             income taxes and
             minority interest                 (125)          3,990          (1,839)           (299)            1,727

Income tax expense (benefit)                   (633)          1,991            (272)             --             1,086
Minority interest                                --              --             133              --               133
                                       -------------   -------------   -------------   -------------   ---------------
           Net income (loss)         $          508  $        1,999  $       (1,700) $         (299) $            508
                                       =============   =============   =============   =============   ===============

                                       8
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        GUARANTOR       NONGUARANTOR
                                          PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ------        ------------    ------------    ------------    ------------
Revenues                             $       99,790  $        8,533  $       85,807  $         (325) $        193,805
                                       -------------   -------------   -------------   -------------   ---------------
Operating expenses:
    Cost of services                         52,440           4,629          48,236                           105,305
    Selling, general and administrative
      expenses                               42,095           2,622          32,682            (325)           77,074
    Asset impairment and
      restructuring expenses                  2,019              --           1,501                             3,520
                                       -------------   -------------   -------------   -------------   ---------------
           Total operating expenses          96,554           7,251          82,419            (325)          185,899
                                       -------------   -------------   -------------   -------------   ---------------
           Operating income                   3,236           1,282           3,388              --             7,906

Other income (expense):
    Equity in earnings (losses) of
      subsidiaries, net of tax                2,564           1,355                          (3,919)               --
    Intercompany charges                         --             568            (568)                               --
    Interest expense, net                    (2,851)              9            (324)                           (3,166)
    Other income (expense), net                 (70)             --             (62)                             (132)
                                       -------------   -------------   -------------   -------------   ---------------
           Total other income
             (expense)                         (357)          1,932            (954)         (3,919)           (3,298)
                                       -------------   -------------   -------------   -------------   ---------------
           Income (loss) before
             income taxes and
             minority interest                2,879           3,214           2,434          (3,919)            4,608

Income tax expense                              453             650             878                             1,981
Minority interest                                --              --             201                               201
                                       -------------   -------------   -------------   -------------   ---------------
           Net income (loss)         $        2,426  $        2,564  $        1,355  $       (3,919) $          2,426
                                       =============   =============   =============   =============   ===============

                                        9
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                        GUARANTOR       NONGUARANTOR
                                          PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ------        ------------    ------------    ------------    ------------
Revenues                             $       78,873  $      100,839  $      162,469  $           --  $        342,181
                                       -------------   -------------   -------------   -------------   ---------------
Operating expenses:
    Cost of services                         34,122          59,479          90,207              --           183,808
    Selling, general and administrative
      expenses                               45,916          31,330          75,125              --           152,371
                                       -------------   -------------   -------------   -------------   ---------------
           Total operating expenses          80,038          90,809         165,332              --           336,179
                                       -------------   -------------   -------------   -------------   ---------------
           Operating income (loss)           (1,165)         10,030          (2,863)             --             6,002

Other income (expense):
    Equity in earnings (losses) of
      subsidiaries, net of tax                2,493          (4,109)             --           1,616                --
    Intercompany charges                         98             941          (1,039)             --                --
    Interest expense, net                    (4,224)           (814)         (1,112)             --            (6,150)
    Other income (expense), net                 167              --             (47)             --               120
                                       -------------   -------------   -------------   -------------   ---------------
           Total other income
             (expense)                       (1,466)         (3,982)         (2,198)          1,616            (6,030)
                                       -------------   -------------   -------------   -------------   ---------------
           Income (loss) before
             income taxes and
             minority interest               (2,631)          6,048          (5,061)          1,616               (28)

Income tax expense (benefit)                 (1,656)          3,555          (1,016)             --               883
Minority interest                                --              --              64              --                64
                                       -------------   -------------   -------------   -------------   ---------------
           Net income (loss)         $         (975) $        2,493  $       (4,109) $        1,616  $           (975)
                                       =============   =============   =============   =============   ===============

                                        10
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        GUARANTOR       NONGUARANTOR
                                          PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ------        ------------    ------------    ------------    ------------
Revenues                             $      197,217  $       16,863  $      179,029  $         (693) $        392,416
                                       -------------   -------------   -------------   -------------   ---------------
Operating expenses:
    Cost of services                        104,888           9,069         101,335                           215,292
    Selling, general and administrative
      expenses                               83,320           5,606          68,213            (693)          156,446
    Asset impairment and
      restructuring expenses                  2,019              --           1,501                             3,520
                                       -------------   -------------   -------------   -------------   ---------------
           Total operating expenses         190,227          14,675         171,049            (693)          375,258
                                       -------------   -------------   -------------   -------------   ---------------
           Operating income                   6,990           2,188           7,980              --            17,158

Other income (expense):
    Equity in earnings (losses) of
      subsidiaries, net of tax                4,719           2,679              --          (7,398)               --
    Intercompany charges                         --           1,071          (1,071)                               --
    Interest expense, net                    (5,815)           (121)           (666)                           (6,602)
    Other income (expense), net                 (76)             --            (122)                             (198)
                                       -------------   -------------   -------------   -------------   ---------------
           Total other income
             (expense)                       (1,172)          3,629          (1,859)         (7,398)           (6,800)
                                       -------------   -------------   -------------   -------------   ---------------
           Income (loss) before
             income taxes and
             minority interest                5,818           5,817           6,121          (7,398)           10,358

Income tax expense (benefit)                    374           1,098           2,983                             4,455
Minority interest                                --              --             459                               459
                                       -------------   -------------   -------------   -------------   ---------------
           Net income (loss)         $        5,444  $        4,719  $        2,679  $       (7,398) $          5,444
                                       =============   =============   =============   =============   ===============

                                        11
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                          GUARANTOR       NONGUARANTOR
                                           PARENT         SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           ------         ------------    ------------    ------------    ------------
Net cash provided by (used in)
    operating activities               $      (7,804)  $      17,133   $      13,687   $          --   $         23,016
                                         ------------    ------------    ------------    ------------    ---------------

Cash flows from investing activities:
      Investments in subsidiaries             14,897           2,684              --         (17,581)                --
      Purchases of property and
        equipment                             (4,961)         (4,313)        (10,510)             --            (19,784)
                                         ------------    ------------    ------------    ------------    ---------------
           Net cash provided by
             (used in) investing
             activities                        9,936          (1,629)        (10,510)        (17,581)           (19,784)
                                         ------------    ------------    ------------    ------------    ---------------
Cash flows from financing activities:
      Borrowings on notes payable                 --              --           3,296              --              3,296
      Repayments on notes payable                 --              --         (11,266)             --            (11,266)
      Borrowings on long-term debt            13,000              --           5,935              --             18,935
      Repayment of long-term debt
        and capital lease obligations        (13,032)             --          (1,636)             --            (14,668)
      Net capital contribution from
        (to) parent                               --         (14,897)         (2,684)         17,581                 --
      Other                                      (27)             --              --              --                (27)
                                         ------------    ------------    ------------    ------------    ---------------
           Net cash provided by
             (used in) financing
             activities                          (59)        (14,897)         (6,355)         17,581             (3,730)
                                         ------------    ------------    ------------    ------------    ---------------
Effect of exchange rates on cash                  --              --           2,261              --              2,261
                                         ------------    ------------    ------------    ------------    ---------------
      Net increase (decrease) in cash          2,073             607            (917)             --              1,763

Cash and cash equivalents,
    beginning of period                        2,410           1,190          10,872              --             14,472
                                         ------------    ------------    ------------    ------------    ---------------
Cash and cash equivalents,
    end of period                      $       4,483   $       1,797   $       9,955   $          --   $         16,235
                                         ============    ============    ============    ============    ===============

                                        12
                                                                     (Continued)

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                          GUARANTOR       NONGUARANTOR
                                           PARENT         SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           ------         ------------    ------------    ------------   ------------
Net cash provided by (used in)
    operating activities              $       21,085   $       4,185   $      11,459   $          --   $        36,729
                                         ------------    ------------    ------------    ------------    --------------

Cash flows from investing activities:
      Investments in subsidiaries              3,862           1,080              --          (4,942)               --
      Purchases of property and
        equipment                             (6,050)           (102)         (6,451)             --           (12,603)
      Proceeds from sale of
        property and equipment                     5              --              32              --                37
                                         ------------    ------------    ------------    ------------    --------------
           Net cash provided by
             (used in) investing
             activities                       (2,183)            978          (6,419)         (4,942)          (12,566)
                                         ------------    ------------    ------------    ------------    --------------
Cash flows from financing activities:
      Repayments on notes payable                 --              --         (10,756)                          (10,756)
      Borrowings on long-term debt             3,000              --           6,108                             9,108
      Repayment of long-term debt
        and capital lease obligations        (31,097)             --          (4,214)                          (35,311)
      Common stock issued, net
        of expenses                            2,638              --              --                             2,638
      Net borrowings and payments
        on intercompany balances              (1,823)             --           1,823                                --
      Net capital contribution from
        (to) parent                               --          (3,862)         (1,080)          4,942                --
      Other                                      (15)             --              --                               (15)
                                         ------------    ------------    ------------    ------------    --------------
           Net cash provided by
             (used in) financing
             activities                      (27,297)         (3,862)         (8,119)          4,942           (34,336)
                                         ------------    ------------    ------------    ------------    --------------

Effect of exchange rates on cash                                               1,462                             1,462
                                         ------------    ------------    ------------    ------------    --------------
      Net increase (decrease) in cash         (8,395)          1,301          (1,617)             --            (8,711)

Cash and cash equivalents,
    beginning of period                        7,477           2,102          12,726                            22,305
                                         ------------    ------------    ------------    ------------    --------------
Cash and cash equivalents,
    end of period                     $         (918)  $       3,403   $      11,109   $          --   $        13,594
                                         ============    ============    ============    ============    ==============

                                        13
                                                                     (Continued)

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

                                        THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                        2000                  1999                   2000                   1999
                              ---------------------- ---------------------- --------------------- ----------------------
Revenues                    $    193,805   100.0 %     177,996   100.0 %      392,416   100.0 %      342,181   100.0 %
Operating expenses:
    Cost of services             105,305    54.3 %      95,343    53.6 %      215,292    54.9 %      183,808    53.7 %
    Selling, general, and
      administrative expenses     77,074    39.8 %      77,989    43.8 %      156,446    39.9 %      152,371    44.5 %
    Restructuring expenses         3,520     1.8 %          --      -- %        3,520     0.9 %           --      -- %
                              ---------------------- ---------------------- --------------------- ----------------------

           Total operating
             expenses            185,899    95.9 %     173,332    97.4 %      375,258    95.7 %      336,179    98.2 %
                              ---------------------- ---------------------- --------------------- ----------------------

           Operating income        7,906     4.1 %       4,664     2.6 %       17,158     4.3 %        6,002     1.8 %

Interest expense, net             (3,166)   (1.6)%      (2,994)   (1.6)%       (6,602)   (1.7)%       (6,150)   (1.8)%
Other income (expense), net         (132)   (0.1)%          57      -- %         (198)   (0.1)%          120      -- %
                              ---------------------- ---------------------- --------------------- ----------------------
           Income (loss) before
             income taxes and
             minority interest     4,608     2.4 %       1,727     1.0 %       10,358     2.5 %          (28)     -- %

Income tax expense                 1,981     1.0 %       1,086     0.6 %        4,455     1.1 %          883     0.3 %
Minority interest                    201     0.1 %         133     0.1 %          459     0.1 %           64      -- %
                              ---------------------- ---------------------- --------------------- ----------------------
           Net income (loss)$      2,426     1.3 %         508     0.3 %        5,444     1.3 %         (975)   (0.3)%
                              ====================== ====================== ===================== ======================

                       SITEL CORPORATION AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

REVENUES

Revenues increased $15.8 million, or 8.9%, to $193.8 million in the three months ended June 30, 2000 from $178.0 million in the three months ended June 30, 1999. The increase was attributable to $19.6 million of services initiated for new clients, offset by a net $3.8 million decrease in revenues from existing clients. The increase in the value of the U.S. dollar versus the British pound and Euro since June 1999 reduced the reported revenues from the Company's European operations by approximately $4.6 million compared to the second quarter of 1999.

COST OF SERVICES

Cost of  services  represents  primarily  labor  and  telephone  usage  expenses directly related to customer relationship management activities. Cost of services as a percent of revenue can vary based on the nature of the contract, the nature of the work and the market in which the service is provided. Accordingly, cost of services as a percent of revenue can vary, sometimes significantly, from quarter to quarter. Cost of services increased $10.0 million, or 10.5%, to $105.3 million in the three months ended June 30, 2000, from $95.3 million in the three months ended June 30, 1999. As a percentage of revenues, cost of services increased to 54.3% in the second quarter of 2000 from 53.6% in the second quarter of 1999. This increase was primarily due to a change in the mix of services compared to the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services. Selling, general and administrative expenses decreased $0.9 million, or 1.2%, to $77.1 million in the three months ended June 30, 2000 from $78.0 million in the three months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 39.8% in the second quarter of 2000 from 43.8% in the second quarter of 1999. This decrease reflects the increased leveraging of overhead through revenue growth, improved expense controls and non-recurring expenses in the second quarter of 1999 related to re-engineering costs in the Company's United Kingdom operations and severance and consolidation costs in the Asia Pacific region.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES

In May 2000, the Company formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support for the Company's clients in Japan, and the Company will provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, the Company restructured its operations in Japan and transferred its existing Japanese business to Bellsystem24. In the second quarter, the Company recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million net of tax, related to the transaction with Bellsystem24.

                       SITEL CORPORATION AND SUBSIDIARIES

OPERATING INCOME

Operating income increased 69.5% to $7.9 million for the three months ended June 30, 2000 from $4.7 million for the three months ended June 30, 1999. As a percent of revenues, operating income increased to 4.1% in the second quarter of 2000 from 2.6% in the second quarter 1999. Excluding the restructuring expense related to the Company's operations in Japan, operating income increased 145% to $11.4 million, and operating income as a percent of revenues increased to 5.9%, for the three months ended June 30, 2000.

INTEREST EXPENSE, NET

Interest expense, net of interest income, increased to $3.2 million in the three months ended June 30, 2000 from $3.0 million in the three months ended June 30, 1999. This increase was primarily due to higher interest rates offset by lower outstanding debt.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 2000 was $2.0 million compared to $1.1 million for the three months ended June 30, 1999. Income tax expense as a percent of income before taxes and minority interest was 43.0% for the quarter. The difference between the company's income tax rate of 43.0% and the statutory U.S. Federal rate of 35% is primarily due to non-deductible goodwill and U.S. state and local income taxes.

NET INCOME (LOSS)

For the reasons discussed above, net income increased to $2.4 million for the three months ended June 30, 2000 from $0.5 million for the three months ended June 30, 1999. Excluding the restructuring expense and the related tax effect, net income increased over seven fold to $4.4 million for the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------

REVENUES

Revenues increased $50.2 million, or 14.7%, to $392.4 million in the six months ended June 30, 2000 from $342.2 million in the six months ended June 30, 1999. Of this increase, $30.5 million was attributable to services initiated for new clients and approximately $19.7 million was attributable to increased revenues from existing clients. The increase in revenues from existing clients was primarily the result of increased activity rather than higher rates.

COST OF SERVICES

Cost of services increased $31.5 million, or 17.1%, to $215.3 million in the six months ended June 30, 2000, from $183.8 million in the six months ended June 30, 1999. As a percentage of revenues, cost of services increased to 54.9% in the first six months of 2000 from 53.7% in the first six months of 1999. This increase was primarily due to a change in the mix of services compared to the second quarter of 1999 and higher labor costs in Spain.

                       SITEL CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $4.1 million, or 2.7%, to $156.4 million in the six months ended June 30, 2000 from $152.4 million in the six months ended June 30, 1999. This increase was primarily a result of the Company's continued growth partially offset by improved expense controls. As a percentage of revenues, selling, general and administrative expenses decreased to 39.9% in the first six months of 2000 from 44.5% in the first six months of 1999. This decrease reflects the increased leveraging of overhead through revenue growth, improved expense controls and non-recurring expenses in the second quarter of 1999 related to re-engineering costs in the Company's United Kingdom operations and severance and consolidation costs in the Asia Pacific region.

OPERATING INCOME

Operating income increased 185.9% to $17.2 million in the six months ended June 30, 2000 from $6.0 million in the six months ended June 30, 1999. Excluding the aforementioned restructuring expense related to the Company's operations in Japan, operating income increased 244.5% to $20.7 million in the six months ended June 30, 2000.

INTEREST EXPENSE, NET

Interest expense, net of interest income, increased to $6.6 million in the six months ended June 30, 2000 from $6.2 million in the six months ended June 30, 1999. This increase was primarily due to higher interest rates.

INCOME TAX EXPENSE

Income tax expense for the six months ended June 30, 2000 was $4.5 million compared to $.9 million for the six months ended June 30, 1999. Income tax expense as a percent of income before taxes and minority interest was 43.0% for the six months ended June 30, 2000. The difference between the company's income tax rate of 43.0% and the statutory U.S. Federal rate of 35% is primarily due to non-deductible goodwill and U.S. state and local income taxes.

NET INCOME (LOSS)

For the reasons discussed above, net income increased to $5.4 million in the six months ended June 30, 2000 from a loss of $1.0 million in the six months ended June 30, 1999. Excluding the restructuring expense related to the Company's operations in Japan, and the related tax effect, net income increased to $7.5 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $36.7 million during the six-month period ended June 30, 2000. This was primarily the result of income before depreciation, amortization and asset impairment and restructuring expenses of $31.8 million and a decrease of $4.6 million in accounts receivable. Although accounts receivable decreased during the period, as the Company continues to grow it anticipates that accounts receivable will increase in future periods, requiring increased working capital. The Company

                       SITEL CORPORATION AND SUBSIDIARIES

purchased $12.6 million of property and equipment in the six months ended June 30, 2000. The Company anticipates that capital expenditures will increase in future quarters to support the growth of its business; however, total capital expenditures in 2000 are currently anticipated to be less than in 1999. The Company used $37.0 million of cash to repay debt in the six months ended June 30, 2000.

The Company has historically used equity capital, funds generated from operations, leases of property and equipment, senior subordinated notes and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures and working capital requirements. On April 11, 2000, the Company secured a $75 million five-year senior secured credit facility which provides funding in U.S. dollars, British pounds sterling and euros, thereby allowing the Company to consolidate its U.S. and European bank lines into a single multi-borrower, multi-currency facility. The new facility includes lender pre-approval to increase the size to $100 million. In connection with securing this facility, the Company terminated its existing $50 million long-term credit facility and various lines of credit which were used to fund local operations in British pounds sterling and euros. The funds available under the new facility are approximately equal to the total of the funds available under the facilities which were terminated. The obligations of the Company under the new facility have been guaranteed by the Company's domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of the Company's shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, pay dividends or make certain other restricted payments, make certain investments, and sell assets or merge with another company. The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement. At June 30, 2000, the unused line of credit relating to this facility was $65.4 million. The Company believes that funds generated from operations, existing cash, leases of property and equipment and funds available under its credit facilities will be sufficient to finance its current operations, planned capital expenditures and growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

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

                       SITEL CORPORATION AND SUBSIDIARIES

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Investments and Hedging Activities, was issued in June 1998. SFAS 133 establishes accounting standards for derivative instruments and for hedging activities. The standard, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates adopting this accounting pronouncement in the first quarter of 2001; however, management believes that it will not have a significant impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 - Revenue Recognition in Financial Statements ("SAB 101"). The Company is still in the process of evaluating the guidance for revenue recognition provided by SAB 101 and will report the impact of adoption, if any, as a cumulative effect of a change in accounting during the fourth quarter of 2000.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are identified by the use of forward-looking words or phrases which may include but are not limited to, "intended," "will be positioned," "expects," "expected," "anticipates," "anticipated," "believes" and similar expressions. The forward-looking statements are based on the Company's current expectations. All statements other than statements of historical facts included in this Form 10-Q, including those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the effects of leverage, restrictions imposed by the terms of indebtedness, reliance on major clients, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, risks associated with the Company's acquisition strategy, the dependence on telephone service, the competitive industry, dependence on labor force, foreign currency risks, the effects of business regulation, and dependence on key personnel and control by management. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks associated primarily with changes in foreign currency exchange rates. The Company has operations in many parts of the world; however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. The Company entered into certain hedging transactions during 1999 and 2000 designed to hedge foreign currency exchange risk related to short term intercompany loans; however, the amounts involved were not material.

                       SITEL CORPORATION AND SUBSIDIARIES

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(b) On April 11, 2000, the Company secured a $75 million five-year senior secured credit facility, and terminated its existing long-term credit facility and various lines of credit. The new credit facility restricts the payment of cash dividends on Common Stock, as did the previous credit facility.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) Date and Type of Meeting. The Company held its Annual Meeting of Stockholders on May 5, 2000.

(b) Matters Voted Upon and Number of Votes Cast. There were 55,997,878 shares of Common Stock represented at the meeting in person or by proxy. Two proposals were presented to the stockholders and both were approved. The voting on the proposals was as follows:

     Proposal 1 (election of two directors for a three-year term):

          On the election of Kelvin C. Berens as director:
             55,375,593 votes for
                622,285 votes withheld

          On the election of George J. Kubat as director:
             55,553,468 votes for
                444,410 votes withheld

          The  following  directors  serve for terms  that  expire  after  2000:
          Phillip A.  Clough,  Rohit M. Desai,  Bill L.  Fairfield  and James F.
          Lynch.

      Proposal 2 (ratification  of  the  selection  of  KPMG  LLP  as independent  auditors  for the year ended  December 31, 2000):

          55,810,347 votes for
              49,438 votes against
             138,093 abstained

ITEM 5.      OTHER INFORMATION.

             On April 21, 2000, Rohit M. Desai was appointed to the Board of Directors, filling an existing vacancy in Class I. That same date he was also appointed to the Compensation Committee of the Board of Directors, to serve as Chairman, replacing Bill L. Fairfield who resigned from the Committee.

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits:

               10.1 Credit  Agreement  dated as of April 11,  2000 with  Bankers
                    Trust Company as Agent

               10.2 Description  of  consulting   arrangement   with  DreamField
                    Partners, Inc.

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

Date: August 14, 2000             SITEL Corporation

                                  By: /s/ W. Gar Richlin
                                      -----------------------------------------
                                      W. Gar Richlin
                                      Executive Vice-President and
                                         Chief Financial Officer
                                      (Principal Financial Officer)

Exhibits Index:


               10.1 Credit  Agreement  dated as of April 11,  2000 with  Bankers
                    Trust Company as Agent

               10.2 Description  of  consulting   arrangement   with  DreamField
                    Partners, Inc.

               27   Financial Data Schedule