Form 10-Q
period 2000-09-30
SITEL CORP
filed 2000-11-14
CIK 943820

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 2000


                                       or


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of October 31,2000, the Company had 72,002,505 shares of Common Stock outstanding.

                       SITEL CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets ............................ 1

           Consolidated Condensed Statements of Income (Loss) ............... 2

           Consolidated Condensed Statements of Cash Flows .................. 3

           Notes to Consolidated Condensed Financial Statements ............. 4


Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition........................... 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 19


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 20

Signature.................................................................... 21

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                         ASSETS                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                                  2000          1999
                                                                                                  ----          ----
Current assets:                                                                                       (unaudited)
     Cash and cash equivalents ............................................................   $  18,300    $  22,305
     Trade accounts receivable (net of allowance for doubtful accounts of $5,253 and
      $5,622 in 2000 and 1999, respectively) ..............................................     150,974      164,473
     Prepaid expenses .....................................................................       7,354        7,997
     Deferred income taxes ................................................................          --        1,950
     Other current assets .................................................................       7,248        7,825
                                                                                              ---------    ---------
                    Total current assets ..................................................     183,876      204,550
                                                                                              ---------    ---------
Property and equipment, net ...............................................................      94,902      118,349
Goodwill, net .............................................................................      78,101       85,258
Deferred income taxes .....................................................................      12,520       15,649
Other assets ..............................................................................       8,019        8,440
                                                                                              ---------    ---------
                    Total assets ..........................................................   $ 377,418    $ 432,246
                                                                                              =========    =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable ........................................................................   $     738    $   7,337
     Current portion of long-term debt ....................................................         890        2,838
     Current portion of capitalized lease obligations .....................................       3,189        4,308
     Trade accounts payable ...............................................................      26,584       37,592
     Income taxes payable .................................................................       2,618        7,135
     Accrued wages, salaries and bonuses ..................................................      28,802       19,893
     Accrued operating expenses ...........................................................      26,049       28,922
     Deferred revenue and other ...........................................................       5,871        9,141
     Deferred income taxes ................................................................         284           --
                                                                                              ---------    ---------
                    Total current liabilities .............................................      95,025      117,166
Long-term debt, excluding current portion .................................................     101,942      136,077
Capitalized lease obligations, excluding current portion ..................................       9,165       12,253
Deferred compensation .....................................................................       2,375        1,905

Minority interest .........................................................................       6,047        4,147

Stockholders' equity:
     Common stock, voting, $.001 par value, 200,000,000 shares authorized, 71,863,714 and
         68,170,828 shares issued and outstanding in 2000 and 1999, respectively ..........          72           68
     Paid-in capital ......................................................................     168,636      165,870
     Accumulated other comprehensive loss .................................................     (22,461)     (12,757)
     Retained earnings ....................................................................      16,617        7,517
                                                                                              ---------    ---------
                    Total stockholders' equity ............................................     162,864      160,698
                                                                                              ---------    ---------
                    Total liabilities and stockholders' equity ............................   $ 377,418    $ 432,246
                                                                                              =========    =========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                  2000         1999         2000           1999
                                                  ----         ----         ----            ----

(in thousands, except per share data)
Revenues ...................................   $ 185,289    $ 189,597    $ 577,705    $ 531,778
                                               ---------    ---------    ---------    ---------
Operating expenses:
     Direct labor and
        telecommunications expenses ........      97,586       96,322      301,294      267,166
     Subcontracted and other
        services expenses ..................      12,009       11,920       39,962       41,743
     Operating, selling and
        administrative expenses ............      65,498       71,385      205,575      206,897
     Asset impairment and
        restructuring expenses .............          --        9,596        3,520        9,596
                                               ---------    ---------    ---------    ---------
                    Total operating expenses     175,093      189,223      550,351      525,402
                                               ---------    ---------    ---------    ---------
                   Operating income ........      10,196          374       27,354        6,376
Other income (expense):
     Interest expense, net .................      (2,895)      (3,203)      (9,497)      (9,353)
     Other income (expense), net ...........        (233)         (69)        (431)          51
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes
     and minority interest .................       7,068       (2,898)      17,426       (2,926)

Income tax expense .........................       3,039        1,762        7,494        2,645
Minority interest ..........................         374           58          833          122
                                               ---------    ---------    ---------    ---------
Net income (loss) ..........................   $   3,655    $  (4,718)   $   9,099    $  (5,693)
                                               =========    =========    =========    =========
Income (loss) per common share:
  Basic ....................................   $    0.05    $   (0.07)   $    0.13    $   (0.09)
  Diluted ..................................   $    0.05    $   (0.07)   $    0.12    $   (0.09)
Weighted average common shares outstanding:
  Basic ....................................      71,793       67,544       70,743       66,111
  Diluted ..................................      75,323       67,544       75,506       66,111

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
(dollars in thousands)                                             SEPTEMBER 30, SEPTEMBER 30,
                                                                        2000        1999
                                                                        ----        ----
Net income (loss) ................................................   $  9,099    $ (5,693)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
Depreciation and amortization ....................................     33,479      34,266
Restructuring provision and asset impairment expenses ............      3,520       9,596
Change in assets and liabilities:
    Trade accounts receivable ....................................      6,001     (37,647)
    Other assets .................................................      5,004        (214)
    Trade accounts payable .......................................     (9,499)       (202)
    Other liabilities ............................................        756      23,002
                                                                     --------    --------

         Net cash provided by operating activities ...............     48,360      23,108
                                                                     --------    --------
Cash flows from investing activities:
     Purchases of property and equipment .........................    (18,566)    (31,679)
     Proceeds from sales of property and equipment ...............      4,555         555
                                                                     --------    --------
         Net cash used in investing activities ...................    (14,011)    (31,124)
                                                                     --------    --------
Cash flows from financing activities:
     Borrowings on notes payable .................................         --       3,296
     Repayments of notes payable .................................    (10,002)    (24,900)
     Borrowings on long-term debt ................................      1,546      44,024
     Repayment of long-term debt and capitalized lease obligations    (36,678)    (17,534)
     Common stock issued, net of expenses ........................      2,735          --
     Other .......................................................        (41)        (21)
                                                                     --------    --------
         Net cash provided by (used in) financing activities .....    (42,440)      4,865
                                                                     --------    --------
Effect of exchange rates on cash .................................      4,086         845
                                                                     --------    --------
         Net decrease in cash ....................................     (4,005)     (2,306)
Cash and cash equivalents, beginning of period ...................     22,305      14,472
                                                                     --------    --------
Cash and cash equivalents, end of period .........................   $ 18,300    $ 12,166
                                                                     ========    ========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

The consolidated condensed balance sheet of SITEL Corporation and Subsidiaries (the "Company") at December 31, 1999 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. Such adjustments consist only of normal recurring items. Certain amounts previously reported have been reclassified to conform with the 2000 presentation. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the year ended December 31, 1999.

2.    COMPREHENSIVE INCOME (LOSS):

The Company's comprehensive income (loss) was ($376,000) and ($1,841,000) for the three month periods ended September 30, 2000 and 1999, respectively, and ($605,000) and ($11,015,000) for the nine month periods ended September 30, 2000 and 1999, respectively. The difference between the Company's reported net income
(loss) and comprehensive income (loss) for those periods is due to the change in the foreign currency translation adjustment. The accumulated other comprehensive loss included in the Company's Consolidated Condensed Balance Sheet at September 30, 2000 and December 31, 1999 represents the accumulated foreign translation adjustments.

3.     ASSET IMPAIRMENT AND RESTRUCTURING:

In May 2000, the Company formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support for the Company's clients in Japan and the Company will provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, the Company restructured its operations in Japan and transferred its existing Japanese business to Bellsystem24. In the second quarter, the Company recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million net of tax, related to the transaction with Bellsystem24. The restructuring charge included a $3.3 million loss on the sale of the assets and the transfer of its business and estimated severance of $0.2 million for 12 employees.

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

4.     MULTI-CURRENCY REVOLVING CREDIT FACILITY:

On April 11, 2000, the Company secured a $75 million five-year senior secured credit facility with lender pre-approval to increase the size of the facility to $100 million. Under the terms of this agreement, the Company may borrow in U.S. dollars, British pounds sterling and euros, thereby allowing the Company to consolidate its U.S. and European bank lines into a single multi-borrower, multi-currency facility. In connection with obtaining this facility, the Company terminated its existing $50 million long-term credit facility and various lines of credit which were used to fund local operations in British pounds sterling and euros. The funds available under the new facility are approximately equal to the total of the funds available under the facilities which were terminated. At September 30, 2000, the unused line of credit relating to this facility was $73.1 million.

5.     SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION:

The Company's 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all wholly-owned domestic subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, the following condensed consolidating information presents:

     (1) Condensed consolidating financial statements as of September 30, 2000 and December 31, 1999, and for the three and nine months ended September 30, 2000 and 1999, of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) SITEL Corporation on a consolidated basis,

     (2) SITEL Corporation, the parent, with the investments in all subsidiaries accounted for on the equity method, and the guarantor subsidiaries with the nonguarantor subsidiaries accounted for on the equity method (one of the guarantor subsidiaries is the parent of the nonguarantor subsidiaries), and

     (3) Elimination entries necessary to consolidate SITEL Corporation, the parent, with all subsidiaries.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                 GUARANTOR   NONGUARANTOR
                                       PARENT   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                       ------   ------------ ------------ ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents .......   $   1,353   $   2,886   $  14,061   $      --    $  18,300
   Trade accounts receivable, net ..     105,318       3,069      71,875     (29,288)     150,974
   Prepaid expenses and other
     current assets ................       2,429          66      12,755        (648)      14,602
                                       ---------   ---------   ---------   ---------    ---------
   Total current assets ............     109,100       6,021      98,691     (29,936)     183,876

 Property and equipment, net .......      42,573       2,863      49,466          --       94,902
 Goodwill, net .....................      20,819          --      57,282          --       78,101
 Deferred income taxes .............       5,864          --       6,656          --       12,520
 Other assets ......................       7,656          79         284                    8,019
 Investments in subsidiaries .......     122,918     108,281          --    (231,199)          --
 Notes receivable, intercompany ....          --       8,987          --      (8,987)          --
                                       ---------   ---------   ---------   ---------    ---------
     Total assets ..................   $ 308,930     126,231     212,379   $(270,122)   $ 377,418
                                       =========   =========   =========   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable ...................   $      --   $      --   $     738   $      --    $     738
   Current portion
     of long-term debt .............          --          --         890          --          890
   Current portion of capitalized
     lease obligations .............       2,300          --         889          --        3,189
   Trade accounts payable ..........      10,148       1,301      44,423     (29,288)      26,584
   Accrued expenses and other
     current liabilities ...........      28,471       2,012      33,789        (648)      63,624
                                       ---------   ---------   ---------   ---------    ---------
   Total current liabilities .......      40,919       3,313      80,729     (29,936)      95,025

Long-term debt, excluding
  current portion ..................     100,000          --       1,942          --      101,942
Capitalized lease obligations,
  excluding current portion ........       2,772          --       6,393          --        9,165
Notes payable, intercompany ........          --          --       8,987      (8,987)          --
Deferred compensation ..............       2,375          --          --          --        2,375

Minority interest ..................          --          --       6,047          --        6,047

Stockholders' equity ...............     162,864     122,918     108,281    (231,199)     162,864
                                       ---------   ---------   ---------   ---------    ---------
Total liabilities and
  stockholders' equity .............   $ 308,930   $ 126,231   $ 212,379   $(270,122)   $ 377,418
                                       =========   =========   =========   =========    =========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                           GUARANTOR    NONGUARANTOR
                                                PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                ------   ------------  ------------  ------------ ------------
ASSETS
Current assets:
        Cash and cash equivalents ..........   $   7,477   $   2,102    $  12,726    $      --    $  22,305
      Trade accounts receivable, net .......     120,500       4,310       85,204      (45,541)     164,473
      Prepaid expenses and other current
      assets ...............................       4,024          (7)      13,755           --       17,772
                                               ---------   ---------    ---------    ---------    ---------
      Total current assets .................     132,001       6,405      111,685      (45,541)     204,550
Property and equipment, net ................      51,231       3,793       63,325           --      118,349
Goodwill, net ..............................      21,564          --       63,694           --       85,258
Deferred income taxes ......................       8,111          --        7,538           --       15,649
Other assets ...............................       7,945          89          406           --        8,440
Investments in subsidiaries ................     113,151      84,945           --     (198,096)          --
Notes receivable, intercompany .............          --      20,259           --      (20,259)          --
                                               ---------   ---------    ---------    ---------    ---------
      Total assets .........................   $ 334,003   $ 115,491    $ 246,648    $(263,896)   $ 432,246
                                               =========   =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
    Notes payable ..........................   $      --   $      --    $   7,337    $      --    $   7,337
    Current portion of long-term
         debt ..............................         695          --        2,143           --        2,838
    Current portion of capitalized
    lease obligations ......................       1,496          48        2,764           --        4,308
    Trade accounts payable .................      12,143       1,085       69,905      (45,541)      37,592
    Accrued expenses and other
          current liabilities ..............      22,555       1,207       41,329           --       65,091
                                               ---------   ---------    ---------    ---------    ---------
    Total current liabilities ..............      36,889       2,340      123,478      (45,541)     117,166
    Long-term debt, excluding
         current portion ...................     130,000          --        6,077           --      136,077
    Capitalized lease obligations, excluding
    current portion ........................       4,511          --        7,742           --       12,253
    Notes payable, intercompany
                                                      --          --       20,259      (20,259)          --
    Deferred compensation ..................       1,905          --           --           --        1,905

    Minority interest ......................          --          --        4,147           --        4,147

    Stockholders' equity ...................     160,698     113,151       84,945     (198,096)     160,698
                                               ---------   ---------    ---------    ---------    ---------
    Total liabilities and
      stockholders' equity .................   $ 334,003   $ 115,491    $ 246,648    $(263,896)   $ 432,246
                                               =========   =========    =========    =========    =========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                GUARANTOR    NONGUARANTOR
                                       PARENT   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ------   ------------  ------------ ------------  ------------
Revenues ..........................   $ 101,757    $   8,349   $  75,529    $    (346)   $ 185,289
                                      ---------    ---------   ---------    ---------    ---------
Operating expenses:
  Cost of operations ..............      94,363        7,609      73,467         (346)     175,093
   Asset impairment and
restructuring expenses ............          --           --          --           --           --
                                      ---------    ---------   ---------    ---------    ---------
                                         94,363        7,609      73,467         (346)     175,093
     Total operating expenses
                                      ---------    ---------   ---------    ---------    ---------

     Operating income .............       7,394          740       2,062           --       10,196
                                      ---------    ---------   ---------    ---------    ---------
Other income (expense):
     Equity in earnings (losses) of
       subsidiaries, net of tax ...       1,275          538          --       (1,813)          --
     Intercompany charges .........          --          388        (388)          --           --
     Interest expense, net ........      (2,702)           7        (200)          --       (2,895)
     Other income (expense), net ..        (115)          --        (118)          --         (233)
                                      ---------    ---------   ---------    ---------    ---------

       Total other income
         (expense) ................      (1,542)         933        (706)      (1,813)      (3,128)
                                      ---------    ---------   ---------    ---------    ---------

Income (loss) before income taxes
     and minority interest ........       5,852        1,673       1,356       (1,813)       7,068

Income tax expense ................       2,197          398         444           --        3,039

Minority interest .................          --           --         374           --          374
                                      ---------    ---------   ---------    ---------    ---------

Net income (loss) .................   $   3,655    $   1,275   $     538    $  (1,813)   $   3,655
                                      =========    =========   =========    =========    =========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                GUARANTOR    NONGUARANTOR
                                       PARENT   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ------   ------------  ------------ ------------  ------------
Revenues ............................   $  77,930    $  21,813    $  89,854    $      --   $ 189,597
                                        ---------    ---------    ---------    ---------   ---------
Operating expenses:
   Cost of operations ...............      72,702       19,948       86,977           --     179,627

   Asset impairment
     and restructuring expenses .....       3,585           --        6,011           --       9,596
                                        ---------    ---------    ---------    ---------   ---------
                                           76,287       19,948       92,988           --     189,223
   Total operating expenses
                                        ---------    ---------    ---------    ---------   ---------

   Operating income .................       1,643        1,865       (3,134)          --         374
                                        ---------    ---------    ---------    ---------   ---------

Other income (expense):
   Equity in earnings (losses) of
     subsidiaries, net of tax .......      (3,844)      (5,315)          --        9,159          --
   Intercompany charges .............          --          398         (398)          --          --
   Interest expense, net ............      (2,684)          --         (519)          --      (3,203)
   Other income (expense), net ......          (4)          --          (65)          --         (69)
                                        ---------    ---------    ---------    ---------   ---------

Total other income (expense) ........      (6,532)      (4,917)        (982)       9,159      (3,272)
                                        ---------    ---------    ---------    ---------   ---------

Income (loss) before income taxes and
  minority interest .................      (4,889)      (3,052)      (4,116)       9,159      (2,898)

Income tax expense (benefit) ........        (171)         792        1,141           --       1,762

Minority interest ...................          --           --           58           --          58
                                        ---------    ---------    ---------    ---------   ---------

Net income (loss) ...................   $  (4,718)   $  (3,844)   $  (5,315)   $   9,159   $  (4,718)
                                        =========    =========    =========    =========   =========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                GUARANTOR    NONGUARANTOR
                                       PARENT   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ------   ------------  ------------ ------------  ------------
Revenues ........................   $ 298,974    $  25,212    $ 254,558    $  (1,039)   $ 577,705
                                    ---------    ---------    ---------    ---------    ---------
Operating expenses:
   Cost of operations ...........     282,571       22,284      243,015       (1,039)     546,831
   Asset impairment and
        restructuring expenses ..       2,019           --        1,501           --        3,520
                                    ---------    ---------    ---------    ---------    ---------

                                      284,590       22,284      244,516       (1,039)     550,351
   Total operating expenses
                                    ---------    ---------    ---------    ---------    ---------

Operating income (loss) .........      14,384        2,928       10,042           --       27,354
                                    ---------    ---------    ---------    ---------    ---------

Other income (expense):
Equity in earnings (losses) of
     subsidiaries, net of tax ...       5,994        3,217           --       (9,211)          --
Intercompany charges ............          --        1,459       (1,459)          --           --
Interest expense, net ...........      (8,517)        (114)        (866)          --       (9,497)
Other income (expense), net .....        (191)          --         (240)          --         (431)
                                    ---------    ---------    ---------    ---------    ---------

Total other income (expense) ....      (2,714)       4,562       (2,565)      (9,211)      (9,928)
                                    ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes
     and minority interest ......      11,670        7,490        7,477       (9,211)      17,426

Income tax expense ..............       2,571        1,496        3,427           --        7,494

Minority interest ...............          --           --          833           --          833
                                    ---------    ---------    ---------    ---------    ---------

Net income (loss) ...............   $   9,099    $   5,994    $   3,217    $  (9,211)   $   9,099
                                    =========    =========    =========    =========    =========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                GUARANTOR    NONGUARANTOR
                                       PARENT   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ------   ------------  ------------ ------------  ------------
Revenues ........................   $ 156,803    $ 122,652    $ 252,323    $      --    $ 531,778
                                    ---------    ---------    ---------    ---------    ---------
Operating expenses:
   Cost of services .............     152,740      110,757      252,309           --      515,806
   Asset impairment and
     restructuring expenses .....       3,585                     6,011           --        9,596
                                    ---------    ---------    ---------    ---------    ---------

   Total operating expenses           156,325      110,757      258,320           --      525,402
                                    ---------    ---------    ---------    ---------    ---------

Operating income (loss) .........         478       11,895       (5,997)          --        6,376
                                    ---------    ---------    ---------    ---------    ---------
Other income (expense):
Equity in earnings (losses) of
     subsidiaries, net of tax ...      (1,351)      (9,424)          --       10,775           --
Intercompany charges ............          98        1,339       (1,437)          --           --
Interest expense, net ...........      (6,908)        (814)      (1,631)          --       (9,353)
Other income (expense), net .....         163           --         (112)          --           51
                                    ---------    ---------    ---------    ---------    ---------

Total other income (expense) ....      (7,998)      (8,899)      (3,180)      10,775       (9,302)
                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes
     and minority interest.......      (7,520)       2,996       (9,177)      10,775       (2,926)

Income tax expense (benefit) ....      (1,827)       4,347          125           --        2,645

Minority interest ...............          --           --          122           --          122
                                    ---------    ---------    ---------    ---------    ---------

Net income (loss) ...............   $  (5,693)   $  (1,351)   $  (9,424)   $  10,775    $  (5,693)
                                    =========    =========    =========    =========    =========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                GUARANTOR    NONGUARANTOR
                                       PARENT   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ------   ------------  ------------ ------------  ------------
Net cash provided by
    operating activities .............   $ 23,749    $  7,386    $ 17,225    $     --    $ 48,360
                                         --------    --------    --------    --------    --------

Cash flows from investing activities:
     Investments in subsidiaries .....      5,210      (1,167)         --      (4,043)         --
     Purchases of property and
       equipment .....................     (7,932)       (225)    (10,409)         --     (18,566)
     Proceeds from sales of property
       and equipment .................         10          --       4,545          --       4,555
                                         --------    --------    --------    --------    --------

     Net cash provided by (used in)
       investing activities ..........     (2,712)     (1,392)     (5,864)     (4,043)    (14,011)
                                         --------    --------    --------    --------    --------

Cash flows from financing activities:
     Repayments of notes payable .....         --          --     (10,002)         --     (10,002)
     Borrowings on long-term debt ....         --          --       1,546          --       1,546
     Repayment of long-term debt
       and capital lease obligations .    (31,678)         --      (5,000)         --     (36,678)
     Common stock issued, net of
       expenses ......................      2,735          --          --          --       2,735
     Net borrowings and payments
       on intercompany balances ......      1,823          --      (1,823)         --          --
     Net capital contribution
       from parent ...................         --      (5,210)      1,167       4,043          --
     Other ...........................        (41)         --          --          --         (41)
                                         --------    --------    --------    --------    --------
     Net cash provided by (used in)
       financing activities ..........    (27,161)     (5,210)    (14,112)      4,043     (42,440)
                                         --------    --------    --------    --------    --------
     Effect of exchange
       rates on cash .................         --          --       4,086          --       4,086
                                         --------    --------    --------    --------    --------

Net increase (decrease) in cash ......     (6,124)        784       1,335          --      (4,005)

Cash and cash equivalents,
     beginning of period .............      7,477       2,102      12,726          --      22,305
                                         --------    --------    --------    --------    --------
Cash and cash
     equivalents, end
     of period .......................   $  1,353    $  2,886    $ 14,061    $     --    $ 18,300
                                         ========    ========    ========    ========    ========

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued):

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                GUARANTOR    NONGUARANTOR
                                       PARENT   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                       ------   ------------  ------------ ------------  ------------
Net cash provided by (used in)
  operating activities ..............   $ 20,199    $  3,771    $   (862)   $     --    $ 23,108
                                        --------    --------    --------    --------    --------
Cash flows from investing activities:
Investments in subsidiaries .........      5,256       3,923          --      (9,179)         --
Purchases of  property and
  equipment .........................    (14,947)     (2,195)    (14,537)                (31,679)
Proceeds from sales of property and
  equipment .........................         14          --         541          --         555
                                        --------    --------    --------    --------    --------
Net cash provided by (used in)
  investing activities ..............     (9,677)      1,728     (13,996)     (9,179)    (31,124)
                                        --------    --------    --------    --------    --------
Cash flows from financing activities:
Borrowings on notes payable .........         --          --       3,296          --       3,296
Repayments of notes payable .........         --          --     (24,900)         --     (24,900)
Borrowings on long-term debt ........     38,000          --       6,024          --      44,024
Repayment of long-term debt and
  capital lease obligations .........    (13,582)         --      (3,952)         --     (17,534)
Net borrowings and payments on
  intercompany balances .............    (37,329)         --      37,329          --          --
Net capital contribution
  from parent .......................         --      (5,256)     (3,923)      9,179          --
Other ...............................        (21)         --          --          --         (21)
                                        --------    --------    --------    --------    --------
Net cash provided by (used in)
     financing activities ...........    (12,932)     (5,256)     13,874       9,179       4,865
                                        --------    --------    --------    --------    --------

 Effect of exchange rates on cash ...         --          --         845          --         845
                                        --------    --------    --------    --------    --------

Net increase (decrease) in cash .....     (2,410)        243        (139)         --      (2,306)

Cash and cash equivalents, beginning
     of period ......................      2,410       1,190      10,872          --      14,472
                                        --------    --------    --------    --------    --------
Cash and cash
     equivalents, end of
     period .........................   $     --    $  1,433    $ 10,733    $     --    $ 12,166
                                        ========    ========    ========    ========    ========

                       SITEL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
         -----------------------------------------------------------------------

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

The following table sets forth certain financial data and the percentage of total revenues of the Company for the periods indicated. All dollar amounts are in thousands.

                                            THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                             2000                    1999                    2000                     1999
                                       -----------------      --------------------    --------------------     -------------------
Revenues ......................... $    185,289  100.0%     $  189,597      100.0%     $ 577,705   100.0%    $  531,778    100.0%
                                       -----------------      --------------------    --------------------    ------------------
Operating expenses:
  Direct labor and
     telecommunications expenses         97,586   52.7%         96,322       50.8%       301,294    52.1%       267,166     50.3%
  Subcontracted and
     other services
     expenses.....................       12,009    6.5%         11,920        6.3%        39,962     6.9%        41,743      7.8%
  Operating, selling
     and administrative expenses..       65,498   35.3%         71,385       37.6%       205,575    35.6%       206,897     38.9%
   Asset impairment and
     restructuring expenses ......            -      - %         9,596        5.1%         3,520     0.7%         9,596      1.8%
                                       -----------------      --------------------    --------------------     -------------------
        Total operating expenses..      175,093   94.5%        189,223       99.8%       550,351    95.3%       525,402     98.8%
                                       -----------------      --------------------    --------------------     -------------------
        Operating income .........       10,196    5.5%            374        0.2%        27,354     4.7%         6,376      1.2%

Other Income (expense):
     Interest expense, net .......      (2,895)   (1.6)%        (3,203)      (1.7)%       (9,497)   (1.7)%       (9,353)    (1.8)%
     Other income (expense), net          (233)   (0.1)%           (69)      (0.0)%         (431)   (0.0)%           51     (0.0)%
                                       -----------------      --------------------    --------------------     -------------------
Income (loss) before income
  taxes and minority interest ....       7,068    3.8%          (2,898)      (1.5)%       17,426     3.0%        (2,926)    (0.6)%

Income tax expense ...............       3,039    1.6%           1,762        1.0%         7,494     1.3%         2,645      0.5%
Minority interest ................         374    0.2%              58        0.0%           833     0.1%           122      0.0%
                                       -----------------      --------------------    --------------------     -------------------
Net income (loss) ................    $  3,655    2.0%      $   (4,718)      (2.5)%    $   9,099     1.6%      $ (5,693)    (1.1)%
                                       =================      ====================    ====================     ===================

                       SITEL CORPORATION AND SUBSIDIARIES


THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

REVENUES
Revenues decreased $4.3 million, or 2.3%, to $185.3 million in the three months ended September 30, 2000 from $189.6 million in the three months ended September 30, 1999. The decrease was primarily attributable to decreases in revenues in Europe and the Asia Pacific region of $11.9 million and $5.7 million, respectively, partially offset by increases in revenues in the United States and Latin America of $10.3 million and $3.4 million, respectively. The increase in the value of the U.S. dollar versus the British pound and Euro reduced the reported revenues from the Company's European operations by approximately $7.0 million in the third quarter of 2000 compared to the third quarter of 1999.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct labor and telecommunications expenses include the compensation of our customer service professionals and their first line supervisors and telephone usage expenses directly related to customer relationship management activities. Direct labor and telecommunications expenses as a percentage of revenues can vary based on the nature of the contract, the nature of the work and the market in which the services are provided. Accordingly, direct labor and telecommunications expenses as a percentage of revenues can vary, sometimes significantly, from quarter to quarter. Direct labor and telecommunications expenses increased $1.3 million, or 1.3%, to $97.6 million in the three months ended September 30, 2000, from $96.3 million in the three months ended September 30, 1999. As a percentage of revenues, direct labor and telecommunications expenses increased to 52.7% in the third quarter of 2000 from 50.8% in the third quarter of 1999 due to higher labor costs, as a percentage of revenues, which were partially offset by a decline in telecommunications costs.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and other services expenses include reimbursable expenses and services provided to clients through subcontractors. Subcontracted and other services expenses increased from $11.9 million in the third quarter of 1999 to $12.0 million in the third quarter of 2000.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services. Operating, selling and administrative expenses decreased $5.9 million, or 8.2%, to $65.5 million in the three months ended September 30, 2000 from $71.4 million in the three months ended September 30, 1999. As a percentage of revenues, operating, selling and administrative expenses decreased to 35.3% in the third quarter of 2000 from 37.6% in the third quarter of 1999 due to improved expense controls.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the third quarter of 1999, the Company recorded an asset impairment expense of $9.6 million primarily related to the write down of capitalized software and related technology assets.

OPERATING INCOME
Operating income increased $9.8 million to $10.2 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999. Excluding the asset impairment and restructuring expenses in the third quarter of 1999, operating income increased $0.2 million in the third quarter of 2000 compared to the third quarter of 1999. As a percentage of revenues, operating income increased to 5.5% in the third quarter of 2000 from 5.3% in the third quarter 1999 excluding the asset impairment and restructuring expenses.

INTEREST EXPENSE, NET
Interest expense, net of interest income, decreased to $2.9 million in the three months ended September 30, 2000 from $3.2 million in the three months ended September 30, 1999 due to lower outstanding debt which was partially offset by higher interest rates.

INCOME TAX EXPENSE
Income tax expense for the three months ended September 30, 2000 was $3.0 million compared to $1.8 million for the three months ended September 30, 1999. Income tax expense as a percentage of income before taxes and minority interest was 43.0% for the quarter.

The difference between the Company's income tax rate of 43.0% and the statutory U.S. Federal rate of 35% is primarily due to non-deductible goodwill and U.S. state and local income taxes.

NET INCOME (LOSS)

For the reasons discussed above, net income increased to $3.7 million for the three months ended September 30, 2000 from a loss of $4.7 million for the three months ended September 30, 1999. Excluding the asset impairment and restructuring expenses in the third quarter of 1999, and the related tax effect, net income increased from $3.6 million in the third quarter of 1999 to $3.7 million in the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------

REVENUES
Revenues increased $45.9 million, or 8.6%, to $577.7 million in the nine months ended September 30, 2000 from $531.8 million in the nine months ended September 30, 1999. The increase was primarily attributable to an increase in revenues of $44.6 million in the United States and $10.2 million in Latin America, partially offset by a decrease in revenues of $8.0 million in Europe.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct labor and telecommunications expenses increased $34.1 million, or 12.8%, to $301.3 million in the nine months ended September 30, 2000, from $267.2 million in the nine months ended September 30, 1999. As a percentage of revenues, direct labor and telecommunications expenses increased to 52.1% in the first nine months of 2000 from 50.3% in the first nine months of 1999 due to higher labor costs, as a percentage of revenues, which were partially offset by a decline in telecommunications costs.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and other services expenses decreased 4.3% from $41.7 million in the third quarter of 1999 to $40.0 million in the third quarter of 2000 primarily related to a reduction in customer acquisition services subcontracted to third parties.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, selling and administrative expenses decreased $1.3 million, or 0.6%, to $205.6 million in the nine months ended September 30, 2000 from $206.9 million in the nine months ended September 30, 1999. As a percentage of revenues, operating, selling and administrative expenses decreased to 35.6% in the first nine months of 2000 from 38.9% in the first nine months of 1999. This decrease reflects the increased leveraging of overhead through revenue growth, improved expense controls, and expenses in the second quarter of 1999 related to re-engineering costs in the Company's United Kingdom operations and severance and consolidation costs in the Asia Pacific region.

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

OPERATING INCOME
Operating income increased 329.0% to $27.4 million in the nine months ended September 30, 2000 from $6.4 million in the nine months ended September 30, 1999. Excluding the aforementioned asset impairment and restructuring expenses in the second quarter of 2000 and third quarter of 1999, operating income increased 93.3% to $30.9 million in the nine months ended September 30, 2000 and operating margin increased from 3.0% in the nine months ended September 30, 1999 to 5.4% in the nine months ended September 30, 2000.

INTEREST EXPENSE, NET
Interest expense, net of interest income, increased to $9.5 million in the nine months ended September 30, 2000 from $9.4 million in the nine months ended September 30, 1999. This increase was primarily due to higher interest rates.

INCOME TAX EXPENSE Income tax expense for the nine months ended September 30, 2000 was $7.5 million compared to $2.6 million for the nine months ended September 30, 1999. Income tax expense as a percentage of income before taxes and minority interest was 43.0% for the nine months ended September 30, 2000. The difference between the Company's income tax rate of 43.0% and the statutory U.S. Federal rate of 35% is primarily due to non-deductible goodwill, net operating losses in certain foreign subsidiaries for which no tax benefit is recognized and U.S. state and local income taxes.

NET INCOME (LOSS)
For the reasons discussed above, net income increased to $9.1 million in the nine months ended September 30, 2000 from a loss of $5.7 million in the nine months ended September 30, 1999. Excluding the asset impairment and restructuring expenses recorded in the second quarter of 2000 and the third quarter of 1999, and the related tax effect, net income increased $8.5 million to $11.1 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Cash provided by operating activities was $48.4 million during the nine-month period ended September 30, 2000. This was primarily the result of income before depreciation, amortization and asset impairment and restructuring expenses of $46.1 million and a decrease of $11.0 million in trade accounts receivable and other assets, which was partially offset by a decrease in trade accounts payable of $9.5 million. Although accounts receivable decreased during the period, as the Company continues to grow it anticipates that accounts receivable will increase in future periods, requiring increased working capital. The Company purchased $18.6 million of property and equipment in the nine months ended September 30, 2000. The Company anticipates that capital expenditures will increase in the fourth quarter to support the growth of its business; however, total capital expenditures in 2000 are currently anticipated to be less than in 1999. The Company used $45.2 million to repay debt in the nine months ended September 30, 2000.

The Company has historically used equity capital, funds generated from operations, leases of property and equipment, senior subordinated notes and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures and working capital requirements. On April 11, 2000, the
Company secured a $75 million five-year senior secured credit facility which provides funding in U.S. dollars, British pounds sterling and euros, thereby allowing the Company to consolidate its U.S. and European bank lines into a single multi-borrower, multi-currency facility. The new facility includes lender pre-approval to increase the size of the facility to $100 million. In connection with securing this facility, the Company terminated its existing $50 million long-term credit facility and various lines of credit which were used to fund local operations in British pounds sterling and euros. The funds available under the new facility are approximately equal to the total of the funds available under the facilities, which were terminated. The obligations of the Company under the new facility have been guaranteed by the Company's domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of the Company's shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, the Company's ability to incur additional debt, pay dividends or make certain other restricted payments, make certain investments, and sell assets or merge with another company. The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement. At September 30, 2000, the unused line of credit relating to this facility was $73.1 million. The Company believes that funds generated from operations, exiting cash, leases of property and equipment and funds available under its credit facilities will be sufficient to finance its current operations, planned capital expenditures and growth for the foreseeable future. Future acquisitions, if any, may require additional debt or equity financing.

QUARTERLY RESULTS AND SEASONALITY
---------------------------------

The Company has experienced and expects to continue to experience quarterly variations in its results of operations principally due to the timing of clients' customer relationship management initiatives and teleservicing campaigns, revenue mix, and the timing of additional operating, selling and administrative expenses to support new business. The Company also experiences periodic fluctuations related to both the start-up costs associated with expansion and the implementation of new contracts or services. In addition, the Company's business tends to be slower in the third quarter due to summer holidays in Europe and, to a lesser degree, in the first quarter due to the changeover of client marketing strategies that often occur at the beginning of the year.

EFFECTS OF INFLATION
--------------------

Inflation has not had a significant effect on the Company's operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

ACCOUNTING PRONOUNCEMENTS
-------------------------

Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities, was issued in June 2000. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. These standards are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates adopting these accounting pronouncements in the first quarter 2001; however, management believes they will not have a significant impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This pronouncement is effective, as amended by SAB Nos. 101A and 101B, no later than the quarter beginning October 1, 2000. The Company is in the process of evaluating the guidance for revenue recognition provided by SAB No. 101 and will report the impact of adoption, if any, as a cumulative effect of a change in accounting.

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-Q, including without limitation those regarding the Company's financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "believe", "expect", "seek", "intend", "should", "will", "plan", "anticipate" and similar expressions in this Form 10-Q identify forward-looking statements. Such forward-looking statements so identified include, without limitation, statements as to the Company's expectations regarding quarterly variations and periodic fluctuations in results of operations, growth in accounts receivable and associated working capital needs, increased capital expenditures to support growth of the business, and anticipated timing for adoption of accounting pronouncements and associated impact on the financial statements. All forward-looking statements in this Form 10-Q speak only as of the date the statement is made. The Company assumes no obligation to update any such forward-looking statement. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations may include, but are not limited to, the following, many of which are outside the Company's control: reliance on major clients, conditions affecting clients' industries, clients' budgets and plans, unanticipated labor, contract or technical difficulties, delays in ramp up of services under contracts, reliance on major subcontractors and strategic partners, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, dependence on labor force, risks associated with the Company's acquisition strategy, industry regulation, general and local economic conditions, competitive pressures in the Company's industry, foreign currency risks, the effects of leverage, restrictions imposed by the terms of indebtedness, and dependence on key personnel and control by management. The Company's Form 10-K, 10-Q and 8-K reports filed with the Securities and Exchange Commission describe other important factors that may impact the Company's business, results of operation and financial condition and cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by this paragraph.

                       SITEL CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks associated primarily with changes in foreign currency exchange rates. The Company has operations in many parts of the world however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. The Company entered into certain hedging transactions during 1999 and 2000 designed to hedge foreign currency exchange risk; however, the amounts involved were not material.

                       SITEL CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:
                 ---------

                 10.1  Consulting Agreement with DreamField Partners, Inc.

                 10.2 Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan

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


Date:  November 14, 2000             SITEL Corporation


                                     By:  /s/ W. Gar Richlin
                                          -------------------------------------
                                          W. Gar Richlin
                                          Executive Vice-President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                       SITEL CORPORATION AND SUBSIDIARIES

EXHIBITS INDEX:

          10.1   Consulting Agreement with DreamField Partners, Inc.

          10.2   Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan

          27     Financial Data Schedule