Form 10-K
period 2000-12-31
SITEL CORP
filed 2001-03-29
CIK 943820

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   ----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

Commission                                                               IRS Employer
File Number      Exact name of registrant as specified in its charter   Identification No.

  1-12577                      SITEL CORPORATION                           47-0684333

                                    MINNESOTA
                                 ---------------
         (State or Other Jurisdiction of Incorporation or Organization)

           111 S. CALVERT STREET, SUITE 1900 BALTIMORE, MARYLAND       21202
   ---------------------------------------------------------------------------
                   (Address of Principal Executive Offices)          (Zip Code)

                                 (410) 246-1505
                                  -------------
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                 ON WHICH REGISTERED
               -------------------                 -------------------
          Common Stock, $.001 Par Value        The New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Not Applicable

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                               ---       ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2001 was $161,510,108 based upon the closing price of $3.32 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates."

   COMMON STOCK, $.001 PAR VALUE -- 72,647,826 SHARES OUTSTANDING AS OF MARCH 8, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K                    DOCUMENT INCORPORATED BY REFERENCE
-----------------                    ----------------------------------
    III Certain sections of the Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2001.

================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         PAGE

Forward-Looking Statements.................................................  1

PART I
   Item 1  -  Business
              General......................................................  1
              Industry Overview............................................  1
              Our Business.................................................  2
              Our Solutions................................................  2
              Our Internet-Based Services..................................  3
              The Industries We Serve......................................  3
              Our Strategic Alliances......................................  5
              Our Clients..................................................  5
              Information Technology.......................................  5
              Human Resource Management....................................  5
              Competition..................................................  6
              Government Regulation........................................  6
              Quarterly Results and Seasonality............................  7
   Item 2  -  Properties...................................................  8
   Item 3  -  Legal Proceedings............................................  8
   Item 4  -  Submission of Matters to a Vote of Security Holders..........  8
              Executive Officers of the Registrant (Instruction 3 to Item
              401(b) of Regulation S-K)....................................  9

PART II
   Item 5  -  Market for Registrant's Common Equity and Related Stockholder
              Matters......................................................  9
   Item 6  -  Selected Financial Data...................................... 10
   Item 7  -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations
              General...................................................... 11
              Results of Operations........................................ 11
              Financial Condition.......................................... 14
              Capital Resources............................................ 15
              Other Matters................................................ 15
   Item 7A -  Quantitative and Qualitative Disclosures About Market Risk... 16
   Item 8  -  Financial Statements and Supplementary Data.................. 16
   Item 9  -  Changes in and Disagreements with Accountants................ 16

PART III
   Item 10 -  Directors and Executive Officers of the Registrant........... 16
   Item 11 -  Executive Compensation....................................... 16
   Item 12 -  Security Ownership of Certain Beneficial Owners and
              Management................................................... 16
   Item 13 -  Certain Relationships and Related Transactions............... 16

PART IV
   Item 14 -  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K..................................................... 17
   Signatures.............................................................. 19

TABLE OF CONTENTS -- FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE.................................................................. F-1

FORWARD-LOOKING STATEMENTS
--------------------------
We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

- reliance on major clients,
- conditions affecting clients' industries,
- clients' budgets and plans,
- unanticipated labor, contract or technical difficulties,
- delays in ramp up of services under contracts,
- reliance on major subcontractors and strategic partners,
- risks associated with managing a global business,
- fluctuations in operating results,
- reliance on telecommunications and computer technology,
- dependence on labor force,
- industry regulation,
- general and local economic conditions,
- competitive pressures in our industry,
- foreign currency risks,
- the effects of leverage,
- restrictions imposed by the terms of indebtedness, and
- dependence on key personnel and control by management.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors.


--------------------------------------------------------------------------------

PART I
ITEM 1. BUSINESS

GENERAL
-------
References in this report to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are the world's leading contact center expert supporting Customer Relationship Management (CRM) solutions for large corporations. We operate contact centers around the world and specialize in the design, implementation and operation of complex, multi-channel interactive programs. By providing customer acquisition, customer care, technical support, and risk management services on an outsourced basis, we assist our clients in attaining greater levels of loyalty and value with their customers. Additionally, we provide operational and information technology consulting services for the in-house market focused on delivering productivity improvements and cost efficiencies.

Founded in 1985, we have grown to include operations in North America, Europe, Asia Pacific, and Latin America. We have 24,000 committed employees worldwide that actively represent many of the world's leading brand names. We operate from more than 16,000 workstations in 72 contact centers located in 19 countries, and offer services in more than 25 languages and dialects.

Our contact center solutions are built around a core belief that people do business with people, a reality that persists even in the age of anonymous online communications and one-click shopping. Our solutions are designed to enhance the quality of interaction at every stage in the customer lifecycle, from identification and acquisition of new customers, to customer service for existing customers, to the provision of technical support, help desks and assistance in managing receivables. Our value added services allow customers to select their preferred channel of communication, including voice, web, e-mail, fax, and wireless interactions.

INDUSTRY OVERVIEW
-----------------
Over the last 10 years our industry has transformed from providing largely voice-based call center services to providing multi-channel contact center solutions in support of CRM strategies. Today, companies are increasingly focused on optimizing the value of their relationships with their customers. Fueling this trend is the explosive growth in consumer use of the Internet and e-mail, and the increasingly remote nature of customer interactions. Companies now face the business imperative to deliver consistent levels of quality customer service regardless of the channel of communication chosen.

With new technologies, each customer interaction via e-mail, the web or directly with a customer service professional, allows companies to learn more about their customer's profile, decision-making process, and channel preference. This data can then be used to update a company's customer information database, enabling true one-to-one marketing. As a result of these advantages, contact center-based customer relationship management activity is becoming central to the way leading organizations choose to build and maintain customer relationships.

We estimate that worldwide expenditures to operate contact centers exceed $200 billion annually. The outsourced portion of the overall contact center market has grown significantly since 1984 to more than 12% of the market, as corporations increasingly shift key business processes from internal operations to outsourced partners. This trend has been further fueled by the growing complexity of integrating technology and communication. We expect to see the outsourcing share of the market increase as companies increasingly focus on their core competencies and rely on service providers like SITEL to deliver comprehensive contact center solutions.

OUR BUSINESS
------------
We plan, implement and manage contact center solutions that allow our clients to enhance the value of their customer contacts, relationships, and information. At every stage of the customer or product lifecycle, we endeavor to give our clients' customers an experience that will:

- reinforce their trust in the brand,
- compel them to stay loyal, and
- encourage their advocacy and support regardless of how they communicate with our clients and their brands.

Whether that is an individual customer or a business customer, and whether they phone, e-mail or are browsing the client's website, our mission is to create customer loyalty and value, to increase sales, and to differentiate the client's brand in a positive manner.

We operate from 72 facilities in 19 countries throughout the four major regions of the globe, and have the capability to provide service in more than 25 languages and dialects. We bring industry focus and expertise in the consumer, financial services, insurance, telecommunications, technology, and utilities sectors.

OUR SOLUTIONS
-------------
We view every customer contact as an opportunity to build our client's brand equity and strengthen the customer relationship. We offer a suite of added-value services addressing every stage of the customer or product lifecycle. Each of our solutions leverages our contact center expertise and is tailored to meet the client's unique business requirements. Our traditional solutions are:

CUSTOMER ACQUISITION
Our customer acquisition services include prospect identification, campaign management, lead generation, and fulfillment. In coordination with our clients' sales objectives, we implement and execute marketing campaigns using multi-channel communications in coordination with advertising and promotional sales programs. By tracking customer value over time against the cost of acquisition, we help our clients improve the quality and value of new customers while reducing the total cost of acquisition. Typical applications include:

- list building,
- outbound sales,
- inbound sales or order taking,
- lead generation,
- Direct Response Television,
- product information requests related to potential sales,
- subscription renewals, and
- database cleaning and updating.

CUSTOMER CARE
Focused on enhancing the customer experience, our customer care services range from utilizing self-service products for frequently asked questions, to using web chat sessions for complex installation problems, to employing highly trained technicians for product support. We specialize in the design and delivery of complex, multi-channel solutions, including the use of cost competitive offshore locations. We act as the voice of the customer to our clients, providing valuable, real time feedback on new products or campaigns. Typical applications include:

- complaint handling,
- billing information,
- thank-you or other client-initiated information contacts,
- reservations,
- loyalty (frequent flyer) clubs,
- investor account inquiries,
- government information,
- dealer location contacts,
- insurance claims processing,
- fraud detection/prevention calls,
- back office requests, such as connecting a new line, disconnecting service and requesting maintenance support
- warranty call handling, and
- administrative support regarding a customer's policy, lease or account.

TECHNICAL SUPPORT
Targeted at industries with dynamic product lifecycles, like high technology, we provide a broad range of technical support services focused on achieving measurable, total customer satisfaction. We employ technically trained and dedicated teams on an integrated, multi-channel platform, to provide comprehensive technical product support. We tailor the technical support processes, including required activities, escalation procedures, and system level reporting. By analyzing product-related call patterns gathered from the technical support function, we are able to provide additional insight into future product development initiatives. Typical applications include:

- installation troubleshooting,
- technical product question support, and
- product launch or recall support.

RISK MANAGEMENT
We provide international receivables management programs for large corporations. Our services include:

- pre and post charge off collections,
- early fraud identification,
- credit card activations,
- property recovery programs,
- skip tracing, and
- disaster prevention and recovery.

We believe in a consultative approach, sharing industry-served best practices to tailor a unique solution for each of our client's specific needs. We always design programs with the client in mind to ensure optimal loss mitigation while emphasizing customer retention.

CONSULTING
We offer operational and information technology consulting services to help our clients design and improve their internal contact centers. Drawing on our worldwide expertise, our independent consultants provide innovative and practical advice to clients operating centers around the world. We help clients align their business with their customers by helping them plan and execute appropriate customer relationship strategies. Our consulting expertise also includes the ability to deliver complex information technology services as well as ongoing management services related to the successful operation of large-scale contact centers.

OUR INTERNET-BASED SERVICES
---------------------------
As the Internet becomes an increasingly important communications medium between our clients and their customers, we have integrated the Internet into our contact center solutions. Our Internet strategy is to bring human interaction to Internet-based contacts and to use technology enabled by the Internet to handle customer contacts more efficiently and effectively.

We believe that every remote customer contact, whether by telephone, Internet, or regular mail should be handled in an integrated fashion, leveraging the same agent training and systems integration. We see it as a key goal within our clients' CRM strategies to deliver a high level of integration and to provide a unified view of the customer. We see this as essential to building strong one-to-one customer relationships.

We performed Internet-based services for more than 70 clients in 2000, including 20 of our 50 largest clients. Our Internet-based services are described below.

E-MAIL HANDLING
Our customer service professionals provide timely, knowledgeable, and comprehensive replies to incoming e-mails that request customer service and technical support. Our contact center platform also provides automated e-mail response based on key word recognition.

VOICE AND TEXT-BASED CHAT WEB SITE SUPPORT
We provide voice chat support - enabling customers to simultaneously talk to a customer service professional while visiting a client's web site - using the Internet Call Center that we co-developed with Lucent Technologies in 1998. Text-based chat allows for proactive or responsive communications with any web site visitor to provide sales support or customer service. These chat services are further enabled by capabilities to push web pages to web visitors and the ability of the web agent to work collaboratively with the web visitor.

SELF-SERVICE AND BROWSING SUPPORT
The Internet can enable customers in certain situations to resolve their problems without human assistance. We are actively working with our clients to incorporate self-service capabilities into our solutions to improve customer satisfaction and reduce cost. Examples of self-service support are customers accessing the answers to frequently asked questions via an 'intelligent' search of a data or "Knowledge Base" or prospective customers completing online insurance applications that are subsequently reviewed by our licensed insurance service professionals.

TELEPHONE SUPPORT
Telephone support, the largest revenue generator, includes technical support and customer service call handling for Internet services and products, as well as closed loop calling in support of electronic processes. For example, we make and receive phone calls inside a client organization ensuring that cases have been successfully closed when web site visitors ask the client organization to contact them or provide a service or information.

THE INDUSTRIES WE SERVE
-----------------------
We provide contact center solutions primarily across the following industries:

CONSUMER
We service leading consumer products companies and mass marketing manufacturers, including automotive companies, in the following ways:

- resolving customer problems,
- responding to customer inquiries,
- developing and launching new product/sales campaigns,
- resolving technical problems with products or services,
- acting as the voice of subscriber-based services,
- managing product recalls, and
- performing quality surveys and market analyses.

FINANCIAL SERVICES
We work with financial services companies, including:

- major banks,
- leasing companies,
- credit card issuers,
- mutual fund companies,
- auto finance companies/subsidiaries,
- retail financing companies,
- brokerage firms,
- service providers,
- mortgage companies, and
- other financial institutions.

We provide service activities such as:

- answering questions regarding lease terms,
- handling service requests,
- arranging credit card balance transfers,
- taking and processing loan applications,
- resolving technical problems with online services, and
- making accounts receivable management and fraud prevention calls.

We also conduct integrated sales activities on behalf of clients such as:

- merchant and customer acquisition,
- account retention and renewal,
- lead generation, and
- appointment scheduling.

INSURANCE
We provide a broad range of contact center solutions to the insurance industry, including:

- direct marketing of non-underwritten insurance products such as hospital accident protection,
- hospital indemnity protection,
- health care discount plans,
- mechanical breakdown, and
- credit protection.

We provide the following services:

- sales support,
- after-hours agent support,
- emergency roadside assistance,
- claims processing, and
- full back-office support.

We also offer sales and service activities for fully underwritten products such as term life, automobile and homeowner's insurance, as well as tax-deferred annuities.

TELECOMMUNICATIONS
We provide a full range of sales and customer service activities primarily to domestic and international long distance providers, local exchange carriers, and cellular and PCS providers including:

- account management,
- fulfillment,
- directory assistance,
- receivables management,
- technical support,
- sales support and order taking,
- facilities management,
- new product launch, and
- database management.

We provide these services for product lines such as access lines, vertical services, Internet access, long distance, cellular PCS and ISDN data services.

TECHNOLOGY
We provide technical sales, technical support and customer support services for Internet Service Providers, computer hardware manufacturers and software publishers. These services include:

- product launches,
- complete sales and account management programs,
- strategic product support,
- corporate help desk,
- warranty or post-warranty support, and
- sunset product support.

We provide these support services through traditional call handling, as well as alternative electronic methods, such as e-mail, advanced integrated voice-response, automated self-help tools and computer telephony integration.

UTILITIES
We provide telephone and Internet-based services to public and private energy companies, including electric power, natural gas, water and integrated energy providers. We provide the following services to these clients:

- customer acquisition,
- customer service,
- direct sale and cross-sale activities,
- brand development,
- appointment setting and schedule management,
- loyalty campaigns,
- database management, and
- development and call center consulting services.

OUR STRATEGIC ALLIANCES
-----------------------
Because of the size and dimension of contact center solutions today, we believe successful providers will be those that can harness the resources of multiple vendors to fast track major project implementation and rollout.

In 2000, we formed a global strategic relationship with Avaya Communication to build a highly reliable sophisticated network infrastructure based on Avaya's CRM solutions and to offer our clients the industry's most sophisticated capability for multimedia customer contact. Under the three-year agreement, Avaya will also offer its clients a full range of Avaya solutions to support our industry-leading contact center outsourcing and consulting business, including infrastructure products for communications networking and multimedia customer contact applications.

We have also developed alliances with technology and thought-leadership firms such as:

- Siebel,
- IBM Global Services,
- Call Interactive,
- Genesys,
- New Channel, and
- The Centric Group.

We plan to continue to develop world-class partners, as well as senior level relationships, with the consultants and third-party advisors developing the projects and programs which represent our target market.

OUR CLIENTS
-----------
We serve over 300 clients in 19 countries. Our clients include four independently managed subsidiaries of General Motors Corporation. These four clients were responsible for 20.2% of our total revenues in 2000. We did not have any other clients under common control that generated more than 10% of our revenues.

INFORMATION TECHNOLOGY
----------------------
We use industry-standard software from Microsoft and Oracle across the administrative functions of our business units. Within industry sectors, we use industry-specific call processing application systems. We have designed and implemented client (or industry) specific applications to provide highly customized solutions to clients' specific requirements.

We also utilize a state-of-the-art technology platform (UNIX and NT architecture) with Windows 95/98/2000 and NT-based Compaq, Dell and IBM workstations, predictive dialers and automated call distributors. Our representatives have the tools to initiate and receive effectively and efficiently millions of service transactions per month.

We are in the process of migrating to a common set of preferred operating platforms, which includes: Siebel e-Business Applications, Oracle DataBase, Genesys and Avaya for Computer Telephony Integration. This will position us to efficiently support the current and future business requirements for contact centers across all of our sites globally. Along with the technology infrastructure, this common set of technologies will allow us to provide enhanced global services for clients and more cost-effectively replicate our processes throughout our network of contact centers.

We have designated Siebel e-Business Applications as our preferred technology platform. Siebel is an object-oriented suite of applications which supports our goal of a common system while still providing a solution that can be customized to meet each client's unique needs. Siebel interfaces with Oracle as the database engine and Avaya for the Computer Telephony Integration. This provides flexibility and continued return from our investment in existing switch and dialer platforms.

HUMAN RESOURCE MANAGEMENT
-------------------------
Efficient management and operation of large-scale contact center solutions is a highly people intensive business. One of our core competencies is managing a diverse, worldwide workforce. We place great emphasis on our integrated human resource management strategies, including the recruitment, training and on-going development, and retention of our employees at all levels of the organization.

We seek to locate customer contact centers in communities and cities with favorable workforce demographics and populations with necessary language skills. We are committed to equal employment opportunity in every market we serve.

To build rewarding careers for our employees and enable effective planning for future growth:

- we have developed training and education programs, as well as performance management and career planning processes, designed to enable people to learn (both in classrooms as well as on-the job) and perform at optimum levels on the diverse range of daily e-media customer contacts, on behalf of our multiple-industry clients,
- we encourage employee self-development, and have developed our own corporate e-Learning university (SITEL University), and
- we aim to develop and promote individuals from within the organization as much as possible.

As of December 31, 2000, we had 24,000 employees. In our European region, employees in Belgium, Sweden, and Spain are within the scope of government sponsored collective bargaining agreements and are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider relations with our employees to be good.

COMPETITION
-----------
We are one of the largest independent companies executing contact center solutions. Our largest direct competitors include:

- Teletech Holdings, Inc.,
- Convergys Corporation,
- EDS's Business Process Management division,
- Sykes Enterprises, Inc.,
- Teleperformance International Group,
- APAC Teleservices, Inc., and
- West Corporation.

With the growth of consumer online usage, there are a number of new, smaller competitors focusing on providing e-mail and interactive chat services. We also compete with in-house customer service departments throughout the world. In-house departments continue to comprise the largest segment of contact center expenditures. Additional competitors with greater resources than we have may enter the customer relationship management industry.

Like us, most of the major outsourcing companies are positioning themselves as providers of contact center solutions. However, we believe we are in a leadership position in terms of large-scale project implementation and operational experience, global presence, and industries served. We have implemented and now manage integrated programs using all e-media across the broad range of contact center solutions designed to support the entire customer lifecycle.

GOVERNMENT REGULATION
---------------------
Our business is subject to laws and regulations concerning teleservices, web-services, collection agencies, consumer protection, and the collection and use of consumer data.

DOMESTIC
In the United States, the Federal Trade Commission (FTC) and many states regulate teleservices, web-services, consumer privacy and the collection and use of consumer data.

The Federal Telephone Consumer Protection Act of 1991 (TCPA) prohibits teleservices firms from initiating telephone solicitations to residential telephone subscribers during certain times, prohibits the use of automated telephone dialing equipment to call certain telephone numbers, and requires teleservices firms to maintain a "do not call" list of residential customers.

FTC regulations issued pursuant to the federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 prohibit misrepresentation regarding products or services offered by telephone solicitation and address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments.

We believe we are in compliance with the TCPA and FTC rules. We train our customer service professionals to comply with the TCPA. We program our call management system to avoid telephone calls during restricted hours or to persons on our "do not call" list.

Our risk management business is required to be licensed under state collection agency laws and regulations and to comply with various federal and state fair debt collection practices and consumer credit laws and regulations.

There are many federal and state laws and regulations governing web-services, consumer privacy, and the collection and use of consumer data. Key federal laws include the:

- Gramm-Leach-Bliley Act,
- Health Insurance Portability and Accountability
  Act of 1996,
- Children's Online Privacy Protection Act, and
- Federal Drivers Privacy Protection Act of 1994.

More than 3,000 state laws and regulations govern different aspects of collection, distribution and use of information about individuals, such as voter registration, driver license information, and consumer credit information. Over 20 privacy bills are currently pending in the U.S. Congress, and we expect privacy bills to be introduced this year in every state having a 2001 legislative session.

INTERNATIONAL
Countries outside the United States where we have substantial operations generally have not enacted detailed regulatory frameworks for teleservices. Many countries, including the European Union, have enacted or proposed laws that regulate consumer privacy and the collection and use of consumer data.

Member states of the European Union have begun issuing regulations to implement Directive 97/7/EC of 20 May 1997 (known as the Distance Selling Directive) for the protection of consumers concerning distance contracts. These regulations give new protections to consumers who shop by phone, mail order, on the Internet, or digital TV, including:

- the right to receive clear information about goods and services before deciding to buy,
- confirmation of this information in writing,
- a cooling off period of seven working days in which the consumer can withdraw from the contract, and
- protection from credit card fraud.

Many countries have enacted laws regulating the collection, processing, keeping, use, and disclosure of personal information. Privacy International reports in its Privacy and Human Rights 2000 Overview that these countries are: Argentine Republic, Australia, Austria, Belgium, Brazil, Canada, Chile, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, People's Republic of China, Hungary, Iceland, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Paraguay, Peru, Poland, Portugal, the Russian Federation, the Slovak Republic, Slovenia, Republic of South Africa, Spain, Sweden, Switzerland, the Republic of China (Taiwan), and the United Kingdom.

Many of these laws are based on the privacy principles established by the Organisation for Economic Co-operation and Development (OCED) in its Guidelines on the Protection of Privacy and Transborder Flows of Personal Data. These laws generally provide individuals with a right to access and correct inaccurate information and many provide that personally identifiable information can only be used or disclosed for specified and lawful purposes. Many of these laws provide for civil and criminal penalties for violations.

INDUSTRY REGULATION
The industries we serve are subject to varying degrees of government regulation. For example, our employees who complete the sale of certain U.S. insurance products are required to be variously licensed by some state insurance commissions and may also be required to participate in regular continuing education programs, which we currently provide in-house.

We generally rely on our clients and their advisors to develop the scripts and client information we use in making or receiving customer contacts. We generally require our clients to indemnify us against claims and expenses arising from their products or services, scripts, and directives.

The teleservices and web-service industries, consumer groups, and regulatory and legislative bodies are increasingly concerned about "right of privacy" issues as technological advances have dramatically increased the availability of information about consumers. Various technology and direct marketing industry groups have been addressing the issue of consumer privacy. The Online Privacy Alliance, a broad coalition of high-technology companies, is examining fair information practices and may offer proposals for industry acceptance. The U.S. Direct Marketing Association, or DMA, the leading trade association of direct marketers, recommends industry participants follow its guidelines for the fair use of information.

Complying with applicable laws, regulations and industry guidelines to date has not had a material adverse effect on our business. Governments, trade associations, and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, which might directly affect our business, or affect our clients' businesses and thus indirectly our business, in material and adverse ways.

Many of the proposed laws and regulations are in early stages of consideration and a consensus has not been reached on privacy and data usage, so we cannot yet determine the impact these proposed laws and regulations may have on our business. Future laws and regulations may require our clients to change their products or services in ways that could diminish the commercial viability of those products or services or require us to modify our contact center solutions to continue effectively meeting our clients' CRM needs.

QUARTERLY RESULTS AND SEASONALITY
---------------------------------
We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

- the timing of our clients' customer relationship management initiatives and customer acquisition and loyalty campaigns,
- the commencement and terms of new contracts,
- revenue mix,
- the timing of additional operating, selling, and administrative expenses to support new business, and
- the timing of recognition of incentive fees.

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients' CRM activities. In addition, our business tends to be slower in the third quarter due to summer holidays in Europe, and in the first quarter due to the changeover of client marketing strategies that often occurs at the beginning of the year.

ITEM 2. PROPERTIES

Our executive offices are located in Baltimore, Maryland.

As of December 31, 2000, we operated Company Centers in various facilities that we lease and Client Centers that are on client premises, and we used the services of a Remote Operations Site (ROPS), which is owned and operated by an independent third party, as shown in the table below. In addition, we held an investment in a Joint Venture site that was under construction in India at December 31, 2000.


                     Company     Client          ROPS/       Total      Number of
Facility Location    Centers     Centers       Off-site   Facilities  Workstations
---------------------------------------------------------------------------------
Australia                1          --            --            1           325
Belgium                  2          --            --            2           585
Brazil                   1          --            --            1           371
Canada                   3           1            --            4           402
Colombia                 1          --            --            1            82
France                   1           2            --            3           275
Germany                  1          --            --            1           565
Ireland                  1          --            --            1           328
Jamaica                  1          --            --            1           110
Mexico                   2          --            --            2           665
Netherlands              1          --            --            1           258
New Zealand             --           3            --            3           273
Portugal                 1          --            --            1           104
Singapore                1          --            --            1           159
Spain                    6           2            --            8         1,967
Sweden                   1           1            --            2           203
United Kingdom           4          --            --            4         1,592
United States           30           4             1           35         8,090
---------------------------------------------------------------------------------
Totals:                 58          13             1           72        16,354
=================================================================================


We use a Remote Operations Site to meet a portion of our customer service needs, and we contract and operate out of several Client Centers to support specific client initiatives.

We believe our current facilities are adequate for our current operations, but additional facilities will be required to support growth. We believe suitable additional or alternative space will be available as needed on commercially reasonable terms. Our policy is to rent contact center space, but at times we have built or purchased facilities and, in certain cases, subsequently sold them in sale-leaseback transactions.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but management believes, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of SITEL Corporation at the date of this report are:


                                                                             OTHER OFFICES OR POSITIONS HELD
    NAME             AGE      PRESENT OFFICE                                     DURING PAST FIVE YEARS
    ----             ---      --------------                                     ----------------------
James F. Lynch       51       Chairman of the Board (since 1985)         Chief Executive Officer, SITEL Corporation
                               and Director

Phillip A. Clough    39       Chief Executive Officer (since May 1998)   Principal, Alex. Brown & Sons Incorporated
                               President (since January 1997)
                               and Director

W. Gar Richlin       55       Executive Vice President                   Chief Operating Officer, SITEL Corporation;
                               and Chief Financial Officer                Managing Director and Co-Head of
                               (since March 1998)                         Corporate Finance, BT Alex. Brown
                                                                          Incorporated; Managing Director and
                                                                          Head of Investment Banking, Alex. Brown
                                                                          & Sons Incorporated

Dale W. Saville      56       Executive Vice President,                  Senior Vice President and Chief Technology
                               Corporate Development                      Officer, Vice President - Product Development,
                               (since October 2000)                       Vice President - EMEA Customer Support
                                                                          Operations, and Vice President - US Customer
                                                                          Support Operations, Sykes Enterprises,
                                                                          Incorporated

Dale R. Schuster     49       Executive Vice President,                  Senior Vice President, SITEL Corporation;
                               Strategic Clients                          Vice President - Sales & Marketing, Northern
                               (since January 2001)                       Aurora, Inc.; Vice President - Administration
                                                                          and Vice President - Development, CalEnergy

Antoon Vanparys      43       Executive Vice President,                  Senior Vice President - Global Business
                               Business Development                       Development, SITEL Corporation;
                               (since December 1998)                      Managing Director, MERIT Communications

--------------------------------------------------------------------------------

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol SWW. The following table sets forth the high and low sale prices of our common stock for the quarters indicated, as reported by the New York Stock Exchange.


                                                 2000                   1999
                                           -----------------     ------------------
                                           HIGH         LOW       HIGH         LOW
                                           ----         ---       ----         ---
First Quarter..........................    $9.75       $5.75     $ 4.94      $ 2.13
Second Quarter.........................    $7.63       $3.81     $ 3.94      $ 2.00
Third Quarter..........................    $6.94       $2.44     $ 5.31      $ 2.56
Fourth Quarter.........................    $3.31       $2.13     $ 7.63      $ 3.88

SHARES OUTSTANDING AND HOLDERS OF COMMON STOCK
As of March 8, 2001, we had 72,647,826 shares of common stock outstanding and 583 record holders of our common stock.


DIVIDEND POLICY
We have not declared or paid any cash dividends on our common stock since our inception. The Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Furthermore, our revolving credit facility and Senior Subordinated Notes contain restrictions on the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on the following page, the Consolidated Financial Statements beginning on page F-3, and the Notes to Consolidated Financial Statements beginning on page F-7.


Years Ended December 31,              2000      1999       1998      1997     1996
-----------------------------------------------------------------------------------
                                       (in thousands, except per share data)
INCOME STATEMENT DATA:

REVENUES                          $764,447  $737,522   $586,318  $491,474 $312,750

Operating expenses                 722,151   709,626    567,486   456,531  284,412
Asset impairment and
 restructuring expenses (a)          3,520     9,596      6,607    15,681       --
-----------------------------------------------------------------------------------
OPERATING INCOME                    38,776    18,300     12,225    19,262   28,338

Transaction related expense (b)        --         --        --         --   (6,988)
Interest expense, net              (12,067)  (12,785)   (12,747)   (5,096)    (227)
Other income (expense), net           (311)      316        263       126       32
-----------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES AND
 MINORITY INTEREST                  26,398     5,831       (259)   14,292   21,155

Income tax expense                  12,570     6,336        966    11,306   10,221
Minority interest                    1,087       304       (651)      174       77
-----------------------------------------------------------------------------------
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS              12,741      (809)      (574)    2,812   10,857

Extraordinary loss on refinancing
  of debt, net of taxes                 --        --       (514)       --       --
-----------------------------------------------------------------------------------
NET INCOME (LOSS)                  $12,741   $  (809)   $(1,088)  $ 2,812  $10,857
===================================================================================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
   Basic                            71,052    66,550     63,888    61,764   57,793
   Diluted                          75,201    66,550     63,888    68,811   65,929

INCOME (LOSS) FROM CONTINUING
 OPERATIONS PER COMMON SHARE:
   Basic                          $   0.18    $(0.01)    $(0.01) $   0.05 $   0.19
   Diluted                        $   0.17    $(0.01)    $(0.01) $   0.04 $   0.16


At December 31,                       2000      1999       1998      1997     1996
-----------------------------------------------------------------------------------
                                                     (in thousands)
BALANCE SHEET AND OTHER DATA:

Working capital                    $93,583   $87,384    $41,660   $39,545  $36,836
Total assets                       380,222   432,909    405,610   385,880  211,684
Long-term debt, net of current
 portion                           108,341   148,330    116,237   115,488    4,861
Stockholders' equity               169,582   160,698    161,854   158,388  126,725


(a) We discuss asset impairment and restructuring expenses in detail in Note 11 to the Consolidated Financial Statements.

(b) Transaction related expense in 1996 resulted from the acquisitions of Mitre plc and National Action Financial Services, Inc., which were accounted for as pooling of interest transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

References in this report to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are the world's leading contact center experts supporting Customer Relationship Management (CRM) solutions for large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology consulting services for the in-house market. We serve clients primarily in the consumer, financial services, insurance, telecommunications, technology, and utilities sectors.

In Management's Discussion and Analysis, we provide information about our results of operations, financial condition, capital resources, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for 2000, 1999, and 1998, and are summarized on the following page. We analyze and explain the differences between periods for the components of net income (loss). Our analysis is important in making decisions about your investment in SITEL Corporation.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss the components of net income (loss) in more detail.

OVERVIEW

NET INCOME (LOSS)

Years Ended December 31,             2000             1999                1998
---------------------------------------------------------------------------------
                                               (in thousands)
Net income, before
  asset impairment and
  restructuring expenses           $14,738         $ 7,491             $ 3,471
Asset impairment and
  restructuring expenses,
  net of income tax benefit         (1,997)         (8,300)             (4,559)
---------------------------------------------------------------------------------
Net income (loss)                  $12,741         $  (809)            $(1,088)
=================================================================================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (DILUTED)

Years Ended December 31,              2000             1999                1998
---------------------------------------------------------------------------------

Net income per share,
  before asset impairment
  and restructuring expenses        $ 0.20           $ 0.10              $ 0.05
Asset impairment and
  restructuring expenses,
  net of income tax benefit          (0.03)           (0.11)              (0.07)
---------------------------------------------------------------------------------
Net income (loss) per share         $ 0.17           $(0.01)            $ (0.02)
=================================================================================


2000 COMPARED TO 1999
Our 2000 net income increased $13.6 million, or $.18 per share, compared to 1999. Our net income increased mostly because our 2000 net income included a $2.0 million after-tax asset impairment and restructuring expense, compared to an $8.3 million after-tax expense in 1999, and Operating, Selling, and Administrative Expenses were $5.2 million lower in 2000 than in 1999.

Excluding asset impairment and restructuring expenses, net income increased $7.2 million, or $.10 per share, compared to 1999.

1999 COMPARED TO 1998
Our 1999 net loss decreased $0.3 million, or $.01 per share, compared to 1998. Our net loss decreased mostly because we increased revenues over 25% during the year. Our 1999 net income included an $8.3 million after-tax asset impairment and restructuring expense, compared to a $4.6 million after-tax expense in 1998.

Excluding asset impairment and restructuring expenses, net income increased $4.0 million, or $.05 per share, compared to 1998.

COMPONENTS OF NET INCOME (LOSS)

As you read this section, please refer to the following table that summarizes our income statement data on a percentage-of-revenue basis.

                                      2000              1999               1998
                               -----------------  ----------------  --------------------
Years Ended December 31,         $           %        $        %       $          %
----------------------------------------------------------------------------------------
                                                   (in thousands)

REVENUES                      $764,447    100.0%   $737,522  100.0%  $ 586,318  100.0%

Direct labor and
 telecommunications expenses   398,809     52.2%    373,518   50.6%    298,489   50.9%
Subcontracted and other
 services expenses              51,452      6.7%     59,024    8.0%     33,097    5.7%
Operating, selling, and
 administrative expenses       271,890     35.6%    277,084   37.6%    235,900   40.2%
Asset impairment and
 restructuring expenses          3,520      0.4%      9,596    1.3%      6,607    1.1%
----------------------------------------------------------------------------------------
OPERATING INCOME                38,776      5.1%     18,300    2.5%     12,225    2.1%

Interest expense, net          (12,067)    (1.6%)   (12,785)  (1.7%)   (12,747)  (2.1%)
Other income (expense), net       (311)    (0.1%)       316    0.0%        263    0.0%
----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
  TAXES AND MINORITY INTEREST   26,398      3.4%      5,831    0.8%       (259)   0.0%

Income tax expense              12,570      1.6%      6,336    0.9%        966    0.2%
Minority interest                1,087      0.1%        304    0.0%       (651)  (0.1%)
----------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS         12,741      1.7%       (809)  (0.1%)      (574)  (0.1%)

----------------------------------------------------------------------------------------
Extraordinary loss on
 refinancing of debt,
 net of taxes                       --        --         --      --       (514)  (0.1%)
----------------------------------------------------------------------------------------
NET INCOME (LOSS)              $12,741      1.7%     $ (809)  (0.1%)   $(1,088)  (0.2%)
========================================================================================


2000 COMPARED TO 1999

REVENUES
Revenues increased $26.9 million, or 3.7%, in 2000 compared to 1999. The changes in revenues by geographic region are shown in the following table:


                           $       %
----------------------------------------
                          (in millions)
North America          $ 52.1    12.7%
Europe                  (28.9)  (10.8%)
Asia Pacific             (7.4)  (17.9%)
Latin America            11.1    58.9%

Revenues increased in North America mostly due to additional services we provided to our largest client and a number of our large global clients. The increase in Latin America was attributable to new work we performed for several large clients in Brazil and Mexico. The strength of the U.S. dollar versus the British pound and Euro accounted for $27.8 million of the decrease in reported revenues from our European operations. The decrease in Asia Pacific was due to the reorganization of our Japanese business and a stronger dollar compared to currencies in the region.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct Labor and Telecommunications Expenses include the compensation of our customer service professionals and their first line supervisors and telephone usage expenses directly related to customer relationship management activities.

Direct labor and telecommunications expenses as a percentage of revenues can vary based on the nature of the contract, the nature of the work, and the market in which the services are provided. Accordingly, direct labor and telecommunications expenses as a percentage of revenues can vary, sometimes significantly, from year to year.

Direct Labor and Telecommunications Expenses increased $25.3 million, or 6.8%, in 2000 compared to 1999. As a percentage of revenues, Direct Labor and Telecommunications Expenses increased from 50.6% in 1999 to 52.2% in 2000. This increase was primarily due to higher labor costs, which were offset partially by lower telecommunications costs.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and Other Services Expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and Other Services Expenses decreased $7.6 million, or 12.8%, in 2000 compared to 1999. The decline in these expenses is due mostly to lower subcontractor costs associated with a contract we implemented for an existing client in 1999.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, Selling and Administrative Expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, Selling and Administrative Expenses decreased $5.2 million, or 1.9%, in 2000 compared to 1999. As a percentage of revenues, Operating, Selling, and Administrative Expenses decreased from 37.6% in 1999 to 35.6% in 2000. The decrease was primarily due to improved expense control, the combination of smaller business units into larger ones, and the elimination of smaller and unprofitable clients.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the second quarter of 2000, we recorded a $3.5 million asset impairment and restructuring charge related to a strategic partnership we formed in May 2000 with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support for our clients in Japan, and we will provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24.

In the third quarter of 1999, we recorded a $9.6 million asset impairment and restructuring charge primarily related to the write-down of capitalized software and related technology assets. We reviewed our capitalized software and related technology assets for impairment in connection with the change in our technology strategy as it related to the adoption of a new platform for our CRM software applications.

OPERATING INCOME
Operating income more than doubled, increasing $20.5 million in 2000 compared to 1999. Excluding the asset impairment and restructuring expenses previously discussed, operating income increased $14.4 million, or 51.6%, from $27.9 million in 1999 to $42.3 million in 2000.


INTEREST EXPENSE, NET
Interest expense, net of interest income, decreased $0.7 million or 5.6% in 2000 compared to 1999, mostly due to a lower level of debt outstanding during 2000.

INCOME TAX EXPENSE
Income tax expense increased $6.2 million in 2000 compared to 1999, due primarily to higher level of operating income in 2000.

Income tax expense as a percentage of income before income taxes and minority interest was 47.6%. The difference between income tax expense and the expense which would result from applying the statutory U.S. Federal rate of 34% was primarily due to non-deductible goodwill, net operating losses in certain European subsidiaries for which no tax benefit was recognized, higher international tax rates in certain jurisdictions, and U.S. state and local income taxes.

1999 COMPARED TO 1998

REVENUES
Revenues increased $151.2 million, or 25.8%, in 1999 compared to 1998. Of this increase, $91.0 million was attributable to increased revenues from existing clients and $60.2 million was attributable to services initiated for new clients. A significant new contract for an existing client resulted in $72.3 million of revenues in 1999. These revenues included $33.5 million associated with the pass-through of certain subcontracted technology expenses.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct Labor and Telecommunications Expenses increased $75.0 million, or 25.1%, in 1999 compared to 1998. As a percentage of revenues, Direct Labor and Telecommunications Expenses decreased from 50.9% in 1998 to 50.6% in 1999.

Direct Labor and Telecommunications Expenses as a percentage of revenues was impacted in 1999 by improved labor utilization in the United Kingdom and Central Europe, offset by higher labor costs in Spain associated with a new national labor contract and lower labor utilization in certain contact centers in the United States due to variability of outbound sales campaigns.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and Other Services Expenses increased $25.9 million, or 78.3%, in 1999 compared to 1998. The increase was primarily attributable to $33.5 million of subcontracted technology expenses associated with the implementation of a significant new contract in 1999.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, Selling and Administrative Expenses increased $41.2 million, or 17.5%, in 1999 compared to 1998. As a percentage of revenues, Operating, Selling, and Administrative Expenses decreased from 40.2% of revenues in 1998 to 37.6% in 1999. This decrease was primarily attributable to the leveraging of overhead costs through revenue growth in the third and fourth quarters of 1999, offset by re-engineering costs in the United Kingdom and severance and consolidation costs in the Asia Pacific region in the first six months of 1999.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the third quarter of 1999, we recorded a $9.6 million asset impairment and restructuring charge primarily related to the write down of capitalized software and related technology assets, as previously discussed.

In the second quarter of 1998, we recorded a $6.6 million charge for restructuring expenses primarily related to our European operations. That charge included:

- $6.4 million of severance and other costs related to statutory or contractual severance and other costs for approximately 250 employees, and
- $0.2 million for the cost of excess leased facilities.

We substantially completed our restructuring plan and recorded a reversal of approximately $0.5 million to the restructuring accrual during the third quarter of 1999.

OPERATING INCOME
Operating income increased $6.1 million, or 49.7%, in 1999 compared to 1998. Excluding the asset impairment and restructuring expenses discussed above, operating income increased $9.1 million, or 48.1%, from $18.8 million in 1998 to $27.9 million in 1999.

INTEREST EXPENSE, NET
Interest expense, net of interest income, was about the same in 1999 compared to 1998 due to an increase in total average borrowings that was offset by lower interest rates in Latin America and Europe.

INCOME TAX EXPENSE
Income tax expense increased $5.4 million in 1999 compared to 1998 due primarily to a higher level of operating income in 1999.

Income tax expense as a percentage of income before income taxes and minority interest was 108.7%. The difference between income tax expense and the expense which would result from applying the statutory U.S. Federal rate of 34% was primarily due to non-deductible goodwill, non-deductible asset impairment expenses, net operating losses in certain Asia Pacific subsidiaries for which no tax benefit was recognized, higher international tax rates in certain jurisdictions and U.S. state and local income taxes.

EXTRAORDINARY LOSS ON REFINANCING OF DEBT
In 1998, we recorded an after-tax extraordinary loss of $0.5 million that related to the write-off of certain deferred financing costs upon refinancing the related obligation.

FINANCIAL CONDITION
-------------------
CASH FLOWS

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year.


Years Ended December 31,                 2000       1999       1998
---------------------------------------------------------------------------------
                                           (in thousands)
NET CASH PROVIDED BY (USED IN):
  Operating activities                $65,195     $39,315    $17,743
  Investing activities                (25,900)    (34,479)   (43,059)
  Financing activities                (44,637)      1,150     16,060

2000
In 2000, cash provided by operating activities consisted mostly of income before non-cash expenses of $60.6 million and a decrease in accounts receivable of $11.1 million, partially offset by a $14.8 million decrease in accounts payable and other liabilities. Although accounts receivable decreased during the period, we anticipate accounts receivable will increase as we continue to grow, requiring additional financing.

In 2000, we used cash for investing activities mostly to purchase $33.1 million of property and equipment. This was partially offset by $7.2 million of cash proceeds we received from sales of property and equipment.

In 2000, we used cash for financing activities to repay $82.3 million of debt and capital lease obligations, net of additional borrowings of $35.0 million under our revolving credit facility, resulting in net repayments of $47.3 million.

1999
In 1999, cash provided by operating activities consisted mostly of income before non-cash expenses of $54.8 million and a $28.1 million increase in accrued expenses and trade payables, partially offset by a $38.9 million increase in accounts receivable.

In 1999, we used cash for investing activities mostly to purchase $38.6 million of property and equipment. This was partially offset by $3.5 million of cash proceeds we received from sale-leasebacks of facilities and equipment. We also acquired $9.0 million of property and equipment under capital leases.

In 1999, cash provided by financing activities was $1.2 million, as payments we made on debt and capital lease obligations were offset by additional borrowings.

1998
In 1998, cash provided by operating activities consisted mostly of income before non-cash expenses of $44.2 million, partially offset by an $18.1 million increase in accounts receivable.

In 1998, we used cash in investing activities mostly to purchase $52.0 million of property and equipment and we used $2.2 million for acquisitions. These uses of cash were partially offset by $9.4 million of cash proceeds we received from sale-leasebacks of facilities.

In 1998, cash provided by financing activities primarily came from additional borrowings on notes payable. During 1998, we also completed the private placement of $100 million of 9.25% Senior Subordinated Notes due 2006. We used the proceeds from the offering to repay borrowings outstanding under our long-term revolving credit facility.

CAPITAL RESOURCES
-----------------

We have historically used funds generated from operations, leases of property and equipment, equity capital, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures, and working capital requirements.

We have a $75 million senior secured credit facility, with the ability to increase the size of the facility to $100 million, which expires in April 2005. Under the terms of this agreement, we may borrow in U.S. dollars, British pounds sterling, and Euros, which allows us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility.

In connection with obtaining this facility in April 2000, we terminated our existing $50 million long-term credit facility and various lines of credit, which were used to fund local operations in British pounds sterling and Euros. The funds available under the new facility are approximately equal to the total of the funds that were available under the terminated facilities.

Our obligations under the new facility have been guaranteed by our domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of our shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, our ability to:

- incur additional indebtedness,
- pay dividends or make certain restricted payments,
- make certain investments,
- sell assets, or
- merge with another company.

The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement. At December 31, 2000, we had $73.9 million of available borrowings under this facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We estimate that our 2001 capital expenditures will range from $40 to $45 million. Future acquisitions, if any, may require additional debt or equity financing.

We may also use these sources of funds to repurchase up to $10 million of our common stock under our stock repurchase program that was authorized by our Board of Directors in February 2001. Under the program, we may repurchase shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. The program will provide us with treasury shares for general corporate purposes, including stock to be issued under employee stock option plans. At the date of this report, we had repurchased 71,800 shares under the program.

OTHER MATTERS
-------------

QUARTERLY RESULTS AND SEASONALITY
We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

- the timing of our clients' customer relationship management initiatives and customer acquisition and loyalty campaigns,
- the commencement and terms of new contracts,
- revenue mix,
- the timing of additional operating, selling, and administrative expenses to support new business, and
- the timing of recognition of incentive fees.

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients' CRM activities. In addition, our business tends to be slower in the third quarter due to summer holidays in Europe, and in the first quarter due to the changeover of client marketing strategies that often occurs at the beginning of the year.

EFFECTS OF INFLATION
Inflation has not had a significant effect on our operations. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

ACCOUNTING PRONOUNCEMENTS
In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. We adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, will not significantly impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated primarily with changes in foreign currency exchange rates. We have operations in many parts of the world; however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. We entered into certain hedging transactions during 1998, 1999, and 2000 designed to hedge foreign currency exchange risk related to short-term intercompany loans, however the amounts involved were not material.

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on the majority of our long-term debt are fixed, but rates on borrowings under our bank credit facility are variable. During the year ended December 31, 2000, our average borrowings under our bank credit facility were $6.3 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is incorporated by reference from our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements beginning on page F-3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

--------------------------------------------------------------------------------

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item with respect to directors is set forth in the Proxy Statement under the captions "Item 1: Board of Directors and Election" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The information required by this item with respect to executive officers of SITEL Corporation, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth in Item 4 of Part I of this Form 10-K under "Executive Officers of the Registrant" and in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth in the Proxy Statement under the captions "Annual Compensation," "Employment Agreements," "Benefit Plans," "Option Grants and Holdings," "Compensation Committee Report on Executive Compensation," and "Performance Graph," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption "Common Stock Owned by Certain Beneficial Owners and By Executive Officers and Directors," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth in the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation; Certain Transactions," and is incorporated herein by reference.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

1.    FINANCIAL STATEMENTS - beginning on page F-1 of this report.

      - Report of Independent Accountants
      - Consolidated Statements of Income (Loss) For The Years Ended December 31, 2000, 1999 and 1998
      - Consolidated Balance Sheets at December 31, 2000 and 1999
      - Consolidated Statements of Stockholders' Equity For The Years Ended December 31, 2000, 1999, and 1998
      - Consolidated Statements of Cash Flows For The Years Ended December 31, 2000, 1999, and 1998
      - Notes to Consolidated Financial Statements

2.    FINANCIAL STATEMENT SCHEDULE - beginning on page S-1 of this report.

      - Report of Independent Accountants on the Financial Statement Schedule
      - Schedule II - Valuation and Qualifying Accounts

      Schedules other than Schedule II are omitted as not applicable or not required.

3.    EXHIBITS - required by Item 601 of Regulation S-K:


      Exhibit No.
      -----------
      3.1      Amended and Restated Articles of Incorporation (see Exhibit 3.1 to
               Registration Statement on Form S-1 No. 33-91092).
      3.1(a)   Articles of Amendment filed September 10, 1996 to the Amended and
               Restated Articles of Incorporation (see Exhibit 4.1(a) to the
               Company's Registration Statement on Form S-3 No. 333-13403).
      3.4      Amended and Restated Bylaws. (see Exhibit 3.4 to Registration
               Statement on Form S-1 No. 33-91092).
      3.4(a)   Amended and Restated Bylaws - conformed copy including Amendment
               No. 1 (see Exhibit 4.2 to the Company's Registration Statement on
               Form S-3 No. 333-28131).
      3.4(b)   Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to
               the Company's Form 10-Q for the quarter ended September 30, 1998).
      3.5      Certificate of Designation of Series A Participating Preferred
               Stock (see Exhibit A to the Rights Agreement included as Exhibit 1 to the Company's Registration Statement on Form 8-A filed August
               24, 1998).
      4.2      Specimen Common Stock Certificate (see Exhibit 4.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1996).
      4.3      Rights Agreement (see Exhibit 1 to the Company's Registration
               Statement on Form 8-A filed
               August 24, 1998).
      9.1      Form of General Voting Agreement (see Exhibit 9.1 to Registration
               Statement on Form S-1 No. 33-91092).
      10.1     SITEL Corporation Stock Option Plan for Replacement of Existing
               Options. (see Exhibit 10.1 to Registration Statement on Form S-1
               No. 33-91092).
      10.1(a)  Amendment No. 1 to SITEL Corporation Stock Option Plan for
               Replacement of Existing Options (see Exhibit 10.1(a) to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1996).
      10.2     SITEL Corporation Stock Option Plan for Replacement of EEBs (see
               Exhibit 10.2 to Registration Statement on Form S-1 No. 33-91092).
      10.2(a)  Amendment No. 1 to SITEL Corporation Stock Option Plan for
               Replacement of EEBs (see Exhibit 10.2(a) to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1996).
      10.3     Amended and Restated SITEL Corporation 1995 Employee Stock Option
               Plan (Appendix B to the Company's definitive Proxy Statement for
               Annual Meeting of Stockholders, filed September 27, 1996).
      10.3(a)  Amendment No. 1 to Amended and Restated SITEL Corporation 1995
               Employee Stock Option Plan (see Exhibit 10.3(a) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1996).



10.3(b)      Amendment No. 2 to Amended and Restated SITEL Corporation 1995
             Employee Stock Option Plan (Appendix C to the Company's definitive
             Proxy Statement for the Annual Meeting of Stockholders, filed April
             30, 1997).
10.3(c)      Amendment No. 3 to Amended and Restated SITEL Corporation 1995
             Employee Stock Option Plan (see Exhibit 10.3(c) to the Company's
             Form 10-Q for the quarter ended March 31, 1998).
10.4         Amended and Restated SITEL Corporation 1995 Non-Employee Directors
             Stock Option Plan (Appendix B to the Company's definitive Proxy
             Statement for the Annual Meeting of Stockholders, filed April 30,
             1997).
10.4(a)      Amendment No. 1 to Amended and Restated SITEL Corporation 1995
             Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the
             Company's Form 10-Q for the quarter ended March 31, 1999).
10.5         SITEL Corporation Executive Wealth Accumulation Plan. (see Exhibit
             10.5 to Registration Statement on Form S-1 No. 33-91092).
10.5(a)      Second Amendment to SITEL Corporation Executive Wealth Accumulation
             Plan (see Exhibit 10.5(a) to the Company's Form 10-Q for the
             quarter ended March 31, 1998).
10.5(b)      Third Amendment to SITEL Corporation Executive Wealth Accumulation
             Plan (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999).
10.6         SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the
             Company's Registration Statement on Form S-8 No. 333-78241).
10.6(a)      Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see
             Exhibit 4.2 to the Company's Registration Statement on Form S-8 No.
             333-78241).
10.6(b)      Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see
             Exhibit 10.2 to the Company's Form 10-Q for the quarter ended
             September 30, 2000).
10.7         Form of Right of First Refusal. (see Exhibit 10.7 to Registration
             Statement on Form S-1 No. 33-91092).
10.8         Form of Indemnification Agreement with Outside Directors (see
             Exhibit 10.8 to the Company's Form 10-Q for the quarter ended
             August 31, 1995).
10.9         Form of Indemnification Agreement with Executive Officers (see
             Exhibit 10.9 to the Company's Registration Statement on Form S-8
             No. 33-99434).
10.10        Amended and Restated SITEL Corporation Employee Stock Purchase Plan
             (see Exhibit 10.12 to the Company's Form 10-Q for the quarter ended
             March 31, 1998).
10.11        Credit Agreement with Bankers Trust Company as Agent (see Exhibit
             10.1 to the Company's Form 10-Q for the quarter ended June 30,
             2000).
10.12        Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company's Form 8-K filed March
             16, 1998).
10.12(a)     First Supplemental Indenture (see Exhibit 4.2 to the Company's
             Amendment No. 1 to Form S-4 filed August 21, 1998).
10.12(b)     Registration Rights Agreement (see Exhibit 4.2 to the Company's
             Registration Statement on Form S-4 filed April 24, 1998).
10.13        Amended and Restated Employment Agreement with James F. Lynch (see
             Exhibit 10.13 to the Company's Form 10-K for the year ended
             December 31, 1999).
10.13(a)*    Confirmation Regarding Termination of Employment Agreement.
10.14        Employment Agreement with Antoon Vanparys (see Exhibit 10.14 to the
             Company's Form 10-K for the year ended December 31, 1999).
10.15        Employment Agreement with Phillip A. Clough (see Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2000).
10.16        Employment Agreement with W. Gar Richlin (see Exhibit 10.2 to the
             Company's Form 10-Q for the quarter ended March 31, 2000).
10.17*       Employment Agreement with Dale W. Saville
10.18        Consulting Agreement with DreamField Partners, Inc. (see Exhibit
             10.1 to the Company's Form 10-Q for the quarter ended September 30,
             2000).
21*          Subsidiaries.
23*          Consent of Independent Accountants.
27*          Financial Data Schedule.

* Filed herewith.

(b) Reports on Form 8-K:
    None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          SITEL Corporation
                                                            (REGISTRANT)


Date: March 29, 2001                                By/s/ Phillip A. Clough
                                                         ---------------------
                                                          PHILLIP A. CLOUGH
                                                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                           TITLE                          DATE
             ---------                           -----                          ----

By /s/    James F. Lynch            Chairman of the Board and Director     March 29, 2001
   ------------------------------
          JAMES F. LYNCH


By /s/   Phillip A. Clough          Chief Executive Officer and Director   March 29, 2001
   ------------------------------
         PHILLIP A. CLOUGH


By /s/    W. Gar Richlin            Executive Vice President and           March 29, 2001
   ------------------------------   Chief Financial Officer
          W. GAR RICHLIN            (Principal Financial Officer)


By /s/  James E. Stevenson          Senior Vice President, Finance         March 29, 2001
   ------------------------------   (Principal Accounting Officer)
        JAMES E. STEVENSON


By /s/   Bill L. Fairfield          Director                               March 29, 2001
   ------------------------------
         BILL L. FAIRFIELD


By /s/   Kelvin C. Berens           Director                               March 29, 2001
   ------------------------------
         KELVIN C. BERENS


By /s/    George J. Kubat           Director                               March 29, 2001
   ------------------------------
          GEORGE J. KUBAT


By /s/     Rohit M Desai            Director                               March 29, 2001
   ------------------------------
          ROHIT M. DESAI


                                  EXHIBIT INDEX


Exhibit No.
-----------
3.1        Amended and Restated Articles of Incorporation (see Exhibit 3.1 to
           Registration Statement on Form S-1 No. 33-91092).
3.1(a)     Articles of Amendment filed September 10, 1996 to the Amended and
           Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company's
           Registration Statement on Form S-3 No. 333-13403).
3.4        Amended and Restated Bylaws. (see Exhibit 3.4 to Registration Statement
           on Form S-1 No. 33-91092).
3.4(a)     Amended and Restated Bylaws - conformed copy including Amendment No. 1
           (see Exhibit 4.2 to the Company's Registration Statement on Form S-3
           No. 333-28131).
3.4(b)     Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the
           Company's Form 10-Q for the quarter ended September 30, 1998).
3.5        Certificate of Designation of Series A Participating Preferred Stock
           (see Exhibit A to the Rights Agreement included as Exhibit 1 to the
           Company's Registration Statement on Form 8-A filed August 24, 1998).
4.2        Specimen Common Stock Certificate (see Exhibit 4.2 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1996).
4.3        Rights Agreement (see Exhibit 1 to the Company's Registration Statement
           on Form 8-A filed August 24, 1998).
9.1        Form of General Voting Agreement (see Exhibit 9.1 to Registration
           Statement on Form S-1 No. 33-91092).
10.1       SITEL Corporation Stock Option Plan for Replacement of Existing
           Options. (see Exhibit 10.1 to Registration Statement on Form S-1 No.
           33-91092).
10.1(a)    Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement
           of Existing Options (see Exhibit 10.1(a) to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1996).
10.2       SITEL Corporation Stock Option Plan for Replacement of EEBs (see
           Exhibit 10.2 to Registration Statement on Form S-1 No. 33-91092).
10.2(a)    Amendment No. 1 to SITEL Corporation Stock Option Plan for  Replacement
           of EEBs (see Exhibit 10.2(a) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1996).
10.3       Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan
           (Appendix B to the Company's definitive Proxy Statement for Annual
           Meeting of Stockholders, filed September 27, 1996).
10.3(a)    Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee
           Stock Option Plan (see Exhibit 10.3(a) to the Company's Annual Report
           on Form 10-K for the year ended December 31, 1996).
10.3(b)    Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee
           Stock Option Plan (Appendix C to the Company's definitive Proxy
           Statement for the Annual Meeting of Stockholders, filed April 30, 1997).
10.3(c)    Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee
           Stock Option Plan (see Exhibit 10.3(c) to the Company's Form 10-Q for
           the quarter ended March 31, 1998).
10.4       Amended and Restated SITEL Corporation 1995 Non-Employee Directors
           Stock Option Plan (Appendix B to the Company's definitive Proxy
           Statement for the Annual Meeting of Stockholders, filed April 30,
           1997).
10.4(a)    Amendment No. 1 to Amended and Restated SITEL Corporation 1995
           Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the
           Company's Form 10-Q for the quarter ended March 31, 1999).
10.5       SITEL Corporation Executive Wealth Accumulation Plan. (see Exhibit 10.5
           to Registration Statement on Form S-1 No. 33-91092).
10.5(a)    Second Amendment to SITEL Corporation Executive Wealth Accumulation
           Plan (see Exhibit 10.5(a) to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.5(b)    Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan
           (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June
           30, 1999).
10.6       SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the
           Company's Registration Statement on Form S-8 No. 333-78241).
10.6(a)    Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see
           Exhibit 4.2 to the Company's Registration Statement on Form S-8 No.
           333-78241).
10.6(b)    Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see
           Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September
           30, 2000).
10.7       Form of Right of First Refusal. (see Exhibit 10.7 to Registration
           Statement on Form S-1 No. 33-91092).
10.8       Form of Indemnification Agreement with Outside Directors (see Exhibit
           10.8 to the Company's Form 10-Q for the quarter ended August 31, 1995).
10.9       Form of Indemnification Agreement with Executive Officers (see Exhibit
           10.9 to the Company's Registration Statement on Form S-8 No. 33-99434).




10.10      Amended and Restated SITEL Corporation Employee Stock Purchase Plan
           (see Exhibit 10.12 to the Company's Form 10-Q for the quarter ended
           March 31, 1998).
10.11      Credit Agreement with Bankers Trust Company as Agent (see Exhibit 10.1 to the Company's Form 10-Q
           for the quarter ended June 30, 2000).
10.12      Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due
           2006 (see Exhibit 10.2 to the Company's Form 8-K filed March 16, 1998).
10.12(a)   First Supplemental Indenture (see Exhibit 4.2 to the Company's
           Amendment No. 1 to Form S-4 filed
           August 21, 1998).
10.12(b)   Registration Rights Agreement (see Exhibit 4.2 to the Company's
           Registration Statement on Form S-4 filed April 24, 1998).
10.13      Amended and Restated Employment Agreement with James F. Lynch (see
           Exhibit 10.13 to the Company's Form 10-K for the year ended December
           31, 1999).
10.13(a)*  Confirmation Regarding Termination of Employment Agreement.
10.14      Employment Agreement with Antoon Vanparys (see Exhibit 10.14 to the
           Company's Form 10-K for the year ended December 31, 1999).
10.15      Employment Agreement with Phillip A. Clough (see Exhibit 10.1 to the
           Company's Form 10-Q for the quarter ended March 31, 2000).
10.16      Employment Agreement with W. Gar Richlin (see Exhibit 10.2 to the
           Company's Form 10-Q for the quarter ended March 31, 2000).
10.17*     Employment Agreement with Dale W. Saville
10.18      Consulting Agreement with DreamField Partners, Inc. (see Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).
21*        Subsidiaries.
23*        Consent of Independent Accountants.
27*        Financial Data Schedule.


*  Filed herewith.

                       SITEL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS
              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

Report of Independent Accountants...........................................................................    F-2

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2000, 1999, and 1998..............    F-3

Consolidated Balance Sheets at December 31, 2000 and 1999...................................................    F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998.......    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998.................    F-6

Notes to Consolidated Financial Statements..................................................................    F-7


FINANCIAL STATEMENT SCHEDULE
----------------------------

Report of Independent Accountants on the Financial Statement Schedule.......................................    S-1

Schedule II - Valuation and Qualifying Accounts.............................................................    S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of SITEL Corporation

We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/  KPMG LLP

                                                     KPMG LLP

Baltimore, Maryland
February 5, 2001

                       SITEL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


Years Ended December 31,                                               2000           1999            1998
--------------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except per share data)

REVENUES                                                            $ 764,447       $ 737,522       $ 586,318
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses                       398,809         373,518         298,489
   Subcontracted and other services expenses                           51,452          59,024          33,097
   Operating, selling, and administrative expenses                    271,890         277,084         235,900
   Asset impairment and restructuring expenses                          3,520           9,596           6,607
--------------------------------------------------------------------------------------------------------------
   Total operating expenses                                           725,671         719,222         574,093
--------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                       38,776          18,300          12,225
--------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                                        781             523             925
   Interest expense                                                   (12,848)        (13,308)        (13,672)
   Other income (expense), net                                           (311)            316             263
--------------------------------------------------------------------------------------------------------------
   Total other expense, net                                           (12,378)        (12,469)        (12,484)
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                26,398           5,831            (259)

Income tax expense                                                     12,570           6,336             966
Minority interest                                                       1,087             304            (651)
--------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                           12,741            (809)           (574)

Extraordinary loss on refinancing of debt, net of taxes                    --              --            (514)
--------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                   $  12,741       $    (809)      $  (1,088)
==============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                               71,052          66,550          63,888
   Diluted                                                             75,201          66,550          63,888

INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE:
   Basic                                                            $    0.18       $   (0.01)      $   (0.01)
   Diluted                                                          $    0.17       $   (0.01)      $   (0.01)

INCOME (LOSS) PER COMMON SHARE:
   Basic                                                            $    0.18       $   (0.01)      $   (0.02)
   Diluted                                                          $    0.17       $   (0.01)      $   (0.02)


See Notes to Consolidated Financial Statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


At December 31,                                                                          2000             1999
------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands, except share data)

ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                         $  19,897        $  22,305
     Trade accounts receivable (net of allowance for doubtful accounts of
       $6,456 and $5,622, respectively)                                                  146,662          164,473
     Prepaid expenses                                                                      8,376            7,997
     Deferred income taxes                                                                 3,769            1,950
     Other assets                                                                          7,968            7,825
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                186,672          204,550
------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                                                            99,793          118,349
------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                                                        78,443           85,258
     Deferred income taxes                                                                 7,338           16,312
     Other assets                                                                          7,976            8,440
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 380,222        $ 432,909
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                                                     $     302        $   7,337
     Current portion of long-term debt                                                     1,120            2,838
     Current portion of capital lease obligations                                          3,964            4,308
     Trade accounts payable                                                               27,906           37,592
     Income taxes payable                                                                  4,099            7,135
     Deferred income taxes                                                                   307               --
     Accrued wages, salaries and bonuses                                                  26,728           19,893
     Accrued operating expenses                                                           23,446           28,922
     Deferred revenue and other                                                            5,217            9,141
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                            93,089          117,166

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion                                           100,000          136,077
     Capital lease obligations, excluding current portion                                  8,341           12,253
     Deferred compensation                                                                 2,448            1,905
     Deferred income taxes                                                                   461              663
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   204,339          268,064
------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                                                      6,301            4,147
------------------------------------------------------------------------------------------------------------------

   COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

   STOCKHOLDERS' EQUITY:
     Common stock, voting, $.001 par value 200,000,000 shares authorized,
       72,075,229 and 68,170,828 shares issued and outstanding, respectively                  72               68
     Additional paid-in capital                                                          168,640          165,870
     Accumulated other comprehensive income (loss)                                       (19,388)         (12,757)
     Retained earnings                                                                    20,258            7,517
------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                          169,582          160,698
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 380,222        $ 432,909
==================================================================================================================


See Notes to Consolidated Financial Statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 ACCUMULATED
                                                                    ADDITIONAL      OTHER                        TOTAL
                                                         COMMON       PAID-IN   COMPREHENSIVE    RETAINED     STOCKHOLDERS'
Years Ended December 31, 2000, 1999, and 1998             STOCK       CAPITAL    INCOME (LOSS)    EARNINGS       EQUITY
----------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except share data)


BALANCE, DECEMBER 31, 1997                             $      63     $ 155,326     $  (6,415)     $   9,414      $ 158,388

Issuance of 1,192,348 shares of common stock
   for options exercised                                       1             2            --             --              3
Tax benefit of stock options exercised                        --         2,175            --             --          2,175
Issuance of  41,353 shares of common stock
   for acquisitions                                           --           295            --             --            295
Other                                                         --            94            --             --             94
Comprehensive income:
   Net loss                                                   --            --            --         (1,088)        (1,088)
   Currency translation adjustment                            --            --         2,059             --          2,059
   Other                                                      --            --           (72)            --            (72)
                                                                                                                 ---------
   Total comprehensive income                                 --            --            --             --            899
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                    64       157,892        (4,428)         8,326        161,854

Issuance of 1,616,087 shares of common stock
   for options exercised                                       2           769            --             --            771
Tax benefit of stock options exercised                        --           541            --             --            541
Issuance of  2,205,333 shares of common stock
   for acquisition of minority interest                        2         6,614            --             --          6,616
Other                                                         --            54            --             --             54
Comprehensive loss:
   Net loss                                                   --            --            --           (809)          (809)
   Currency translation adjustment                            --            --        (8,329)            --         (8,329)
                                                                                                                 ---------
   Total comprehensive loss                                   --            --            --             --         (9,138)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                    68       165,870       (12,757)         7,517        160,698

Issuance of 3,904,401 shares of common stock
   for options exercised                                       4         2,742            --             --          2,746
Other                                                         --            28            --             --             28
Comprehensive income:
   Net income                                                 --            --            --         12,741         12,741
   Currency translation adjustment                            --            --        (6,631)            --         (6,631)
                                                                                                                 ---------
   Total comprehensive income                                 --            --            --             --          6,110
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                             $      72     $ 168,640     $ (19,388)     $  20,258      $ 169,582
============================================================================================================================


See Notes to Consolidated Financial Statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                                                2000           1999            1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $  12,741      $    (809)     $  (1,088)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Extraordinary loss on refinancing of debt                                               --             --            792
     Asset impairment and restructuring provision                                         3,520          9,596          4,100
     Depreciation and amortization                                                       44,132         45,996         40,355
     Loss on sale of assets                                                                 221             --             --
     Provision for deferred income taxes                                                  7,260           (516)        (2,816)
     Deferred compensation                                                                  543            314            184
     Gain on sale of marketable securities                                                   --             --           (208)
     Changes in operating assets and liabilities, net of effects of acquisitions:
       Trade accounts receivable                                                         11,144        (38,915)       (18,123)
       Other assets                                                                         407         (4,423)         2,482
       Trade accounts payable                                                            (8,388)         7,623          4,063
       Other liabilities                                                                 (6,385)        20,449        (11,998)
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                             65,195         39,315         17,743
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (33,129)       (38,585)       (52,033)
   Proceeds from sale-leasebacks of facilities and equipment                                 --          3,467          9,397
   Proceeds from sales of property and equipment                                          7,229            639          1,513
   Acquisitions, net of cash acquired                                                        --             --         (2,193)
   Sale of marketable securities                                                             --             --            257
-------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                (25,900)       (34,479)       (43,059)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable                                                               --          3,706         20,294
   Repayments of notes payable                                                           (6,876)       (26,174)        (4,398)
   Borrowings on debt                                                                    35,000         57,789        149,917
   Repayment of debt                                                                    (71,939)       (29,823)      (149,399)
   Payment of debt issuance costs                                                            --             --         (3,228)
   Payments on capital lease obligations                                                 (3,522)        (5,056)        (5,061)
   Common stock issued, net of expenses                                                   2,746            771              3
   Capital contribution from subsidiary shareholder                                          --             --          1,400
   Issuance of stock by subsidiaries                                                         --             --          6,541
   Other                                                                                    (46)           (63)            (9)
-------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                  (44,637)         1,150         16,060
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                          2,934          1,847           (557)
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                          (2,408)         7,833         (9,813)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             22,305         14,472         24,285
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $  19,897      $  22,305      $  14,472
===============================================================================================================================

OTHER CASH FLOW INFORMATION:
   Interest paid                                                                      $  12,836      $  12,170      $   8,986
   Income taxes paid                                                                  $   5,757      $   2,654      $   6,235
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Tax benefit of stock options exercised                                             $      --      $     541      $   2,175
   Capitalized leases incurred                                                        $     787      $   9,015      $     757
   Value of stock issued in connection with
     acquisition of businesses and minority interest                                  $      --      $   6,616      $     295


See Notes to Consolidated Financial Statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

DESCRIPTION OF OUR BUSINESS
References in the Notes to Consolidated Financial Statements to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are the world's leading contact center experts supporting Customer Relationship Management (CRM) solutions for large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology consulting services for the in-house market. We serve clients primarily in the consumer, financial services, insurance, telecommunications, technology, and utilities sectors.

PRINCIPLES OF CONSOLIDATION
Our consolidated financial statements include the financial statements of SITEL Corporation and its subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.

TRANSLATION OF FOREIGN CURRENCIES
Our non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. They translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the balance sheet date. They translate their revenues and expenses at the average exchange rates during the period.

We include translation gains and losses as a component of stockholders' equity, and transaction gains and losses related to short-term intercompany accounts in the determination of net income (loss).

REVENUE RECOGNITION
We recognize revenues as we perform services for our clients. In some cases, we are able to invoice and receive payment for our services prior to performing those services. We record such payments as deferred revenue in our Consolidated Balance Sheets and recognize the revenues when the services are performed.

CASH EQUIVALENTS
For purposes of reporting our cash flows, we define cash equivalents as highly liquid investments that mature in three months or less.


TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable included unbilled revenues that we expect to bill, generally within thirty days, and collect in the normal course of business, as follows:

-       $33.4 million at December 31, 2000, and
-       $34.1 million at December 31, 1999.

PROPERTY AND EQUIPMENT, NET
We record property and equipment at cost, and we calculate depreciation on the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years.

We record equipment under capital leases at the present value of the minimum lease payments. We amortize assets under leasehold improvements and capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

DEFERRED INCOME TAXES
We must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes. The future tax effects of the differences in these items, as well as operating loss and tax credit carryforwards, are reported as deferred tax assets or liabilities in our Consolidated Balance Sheets.

We measure deferred tax assets and liabilities using income tax rates that we expect to apply to taxable income in the years when we expect those differences to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that the rate change is effective.

We establish valuation allowances when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We do not accrue for income taxes for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

GOODWILL, NET
Goodwill represents the difference between the purchase price we paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets we acquired. We amortize goodwill on a straight-line basis over 25 years. Accumulated amortization of goodwill was:

-       $15.5 million at December 31, 2000, and
-       $12.2 million at December 31, 1999.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


We monitor events and changes in circumstances which may require us to review the carrying value of goodwill in our accounting records at each consolidated balance sheet date to assess its recoverability based on estimated undiscounted future operating cash flows. We measure goodwill impairment, if any, by comparing the carrying value of the goodwill to its fair value. We recognize an impairment loss if the carrying value exceeds the fair value. Our assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

INCOME (LOSS) PER COMMON SHARE
We calculate income (loss) per common share by dividing our reported net income
(loss) by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income (loss) is used in the computation of both basic and diluted income (loss) per share.

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefit credited to additional paid-in capital.

USE OF ACCOUNTING ESTIMATES
Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles that affect:

- our reported amounts of assets and liabilities at the dates of the financial statements,
- our disclosure of contingent assets and liabilities at the dates of the financial statements, and
- our reported amounts of revenues and expenses during the reporting periods.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond Management's control. As a result, actual amounts could differ from these estimates.

STOCK COMPENSATION
We recognize stock-based compensation expense using the intrinsic value method. Under that method, we do not record any compensation expense if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For disclosure purposes, we have provided pro forma net income (loss) and income (loss) per share as if the fair value method had been applied in Note 7.

FINANCIAL INSTRUMENTS
We estimate that the fair values of cash and cash equivalents, trade accounts receivable, notes payable, trade accounts payable, long-term debt (other than our Senior Subordinated Notes due 2006), and capital lease obligations approximate their carrying values due to the short maturities or other characteristics of these financial instruments. The fair values of our Senior Subordinated Notes, based on market transactions near these dates, were approximately:

-       $85.0 million at December 31, 2000, and
-       $91.0 million at December 31, 1999.

During 2000, 1999, and 1998, we entered into forward exchange contracts designed to manage our exposure to fluctuations in the value of currencies of certain foreign countries where we had foreign-currency denominated short-term intercompany loans. We marked the forward contracts to market, and recognized gains or losses in our Consolidated Statements of Income (Loss) as other income (expense). Such amounts were not material.

Effective January 1, 2001, we adopted Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities, and No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities, which establish accounting standards for derivative instruments and for hedging activities. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, will not significantly impact our consolidated financial statements.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is presented in our Consolidated Statements of Stockholders' Equity. The difference between our reported net income (loss) and comprehensive income (loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive income (loss) included in our Consolidated Balance Sheets at December 31, 2000 and 1999 represents the accumulated foreign currency translation adjustment.

RECLASSIFICATIONS
We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect consolidated net income (loss) for the years presented.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2. ACQUISITIONS

In May, 1998, we acquired all of the outstanding stock of MSC 24 S.A., which owned 100% of Intuiparc Assistance S.A. (Intuiparc), a teleservicing company based in France. We financed the acquisition through the payment of approximately $1.5 million in cash, including acquisition costs, and the issuance of approximately 41,000 shares of stock valued at approximately $0.3 million.

We recorded the Intuiparc acquisition as a purchase. Accordingly, we allocated the purchase price to the assets and liabilities we acquired based upon their fair values at the date of acquisition, and we have included Intuiparc's results of operations in the consolidated results of operations since the date of acquisition. We recorded approximately $2.5 million of goodwill for the excess of the purchase price we paid over the fair value of the net assets we acquired.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


At December 31,                         2000            1999
--------------------------------------------------------------------------------
                                           (in thousands)
Computer equipment and software      $148,930    $    148,737
Furniture, equipment and other         44,106          43,828
Leasehold improvements                 31,965          31,467
Buildings                              11,010          11,789
Other                                     800             324
--------------------------------------------------------------------------------
                                      236,811         236,145
Accumulated depreciation             (137,018)       (117,796)
--------------------------------------------------------------------------------
Property and equipment, net          $ 99,793    $    118,349
================================================================================

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

NOTES PAYABLE
Notes payable mature within one year from the date of issuance. We had:

- $0.3 million of notes payable outstanding with a weighted-average interest rate of 6.2% at December 31, 2000, and
- $7.3 million of notes payable outstanding under international lines of credit with a weighted-average interest rate of 4.4% at December 31, 1999.



LONG-TERM DEBT
Long-term debt consists of the following:

At December 31,                     2000              1999
--------------------------------------------------------------------------------
                                        (in thousands)
9.25% Senior Subordinated
  Notes, due March 2006         $100,000          $100,000
Borrowings under long-term
  revolving credit facilities      1,120            30,000
Other notes payable                   --             8,915
--------------------------------------------------------------------------------
                                 101,120           138,915
Current portion of
  long-term debt                  (1,120)           (2,838)
--------------------------------------------------------------------------------
Total long-term debt            $100,000          $136,077
================================================================================


9.25% SENIOR SUBORDINATED NOTES
In March 1998, we completed the private placement of $100 million of 9.25% Senior Subordinated Notes due March 2006 (the Notes). The proceeds from the offering were used to repay borrowings outstanding under our then outstanding long-term revolving credit facility, which was also amended on that date. As a result of the amendment, we recognized an after-tax extraordinary charge of $0.5 million to write off the deferred costs of the original credit facility.

The Notes, which include interest payable semiannually, are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt. The Notes are guaranteed by some of our subsidiaries and contain covenants that limit our ability and the ability of some of our subsidiaries to, among other things:

-       incur additional indebtedness,
-       pay dividends or make certain other restricted payments,
-       consummate certain asset sales,
-       enter into certain transactions with affiliates,
-       incur liens,
-       merge or consolidate with another company, and
-       sell or otherwise dispose of all or substantially all of our assets.

The Notes are redeemable, at our option, in whole or in part from time to time on or after March 15, 2002. If we redeem the Notes during the twelve-month period commencing on March 15 of the year set forth in the following table, the following redemption prices will be in effect, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Year                               Percentage
--------------------------------------------------------------------------------
2002                                  104.63%
2003                                  103.08%
2004                                  101.54%
2005 and thereafter                   100.00%


If we undergo a change of control, as defined, we may be required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase.

LONG-TERM REVOLVING CREDIT FACILITIES
We have a $75 million senior secured credit facility, with the ability to increase the size of the facility to $100 million, which expires in April 2005. Under the terms of this agreement, we may borrow in U.S. dollars, British pounds sterling, and Euros, which allows us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility. The weighted-average interest rates for this facility were:

-       7.5% at December 31, 2000, and
-       8.5% at December 31, 1999.

Our obligations under the facility have been guaranteed by our domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of our shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions similar to those contained in the Notes, described earlier.

The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement. At December 31, 2000, we had $73.9 million of available borrowings under the facility. As of December 31, 2000, we were in compliance with all of the covenants and restrictions of the facility.

MATURITIES OF LONG-TERM DEBT
At December 31, 2000, our long-term debt had maturities of $1.1 million in 2001, and the balance of $100.0 million in 2006.

NOTE 5. INCOME TAXES

COMPONENTS OF PRETAX INCOME (LOSS)
For financial reporting purposes, income (loss) from continuing operations before income taxes and minority interest includes the following components:

Years Ended December 31,    2000        1999            1998
--------------------------------------------------------------------------------
                                 (in thousands)
United States            $16,300    $ 12,001         $ 9,958
Foreign                   10,098      (6,170)        (10,217)
--------------------------------------------------------------------------------
Total                    $26,398    $  5,831         $  (259)
================================================================================

PROVISION FOR INCOME TAX EXPENSE
The components of the provision for income tax expense were:

Years Ended December 31,  2000      1999        1998
--------------------------------------------------------------------------------
                                 (in thousands)
Current:
  Federal              $   902   $ 2,740     $ 1,899
  Foreign                3,233     3,699       1,950
  State                  1,175       413         (67)
--------------------------------------------------------------------------------
  Total current          5,310     6,852       3,782
--------------------------------------------------------------------------------

Deferred:
  Federal                5,111     1,716         960
  Foreign                2,425    (2,232)     (3,776)
  State                   (276)       --          --
--------------------------------------------------------------------------------
  Total deferred         7,260      (516)    $(2,816)
--------------------------------------------------------------------------------
Provision for income
  tax expense          $12,570   $ 6,336     $   966
================================================================================


In 1998, we allocated a tax benefit of $0.3 million to the extraordinary loss on the refinancing of debt.

Certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to additional paid-in capital, as presented in our Consolidated Statements of Stockholders' Equity.

DEFERRED TAX ASSETS AND LIABILITIES
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our Consolidated Balance Sheets:

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31,                              2000                    1999
--------------------------------------------------------------------------------
                                                  (in thousands)
Deferred tax assets:
 Accrued compensation and
  other liabilities                      $  2,658                 $ 7,611
 Net operating loss and other
  credit carryforwards                      2,092                   2,908
 Net operating loss carryforwards
  related to international operations       5,474                   5,193
 Depreciation timing differences
  related to international operations       2,143                   3,249
 Other                                      1,821                     928
--------------------------------------------------------------------------------
 Total deferred tax assets                 14,188                  19,889
 Valuation allowance                       (1,602)                     --
--------------------------------------------------------------------------------
 Net deferred tax assets                   12,586                  19,889
--------------------------------------------------------------------------------
Deferred tax liabilities:
 Leased assets and depreciation             2,247                   1,648
 Other                                         --                     642
--------------------------------------------------------------------------------
 Total deferred tax liabilities             2,247                   2,290
--------------------------------------------------------------------------------
Net deferred tax assets                  $ 10,339                 $17,599
================================================================================


Based upon our current and historical earnings, adjusted for significant deductions estimated to be available from the exercise of nonqualified stock options, management believes that it is more likely than not that we will generate sufficient taxable income to fully realize the benefits of our recorded net deferred tax assets.

NET OPERATING LOSS AND ALTERNATIVE MINIMUM TAX CREDIT CARRYFORWARDS At December 31, 2000, we had:

- $0.7 million in U.S. Federal net operating loss carryforwards, which expire in 2004,
- $18.9 million in foreign net operating loss carryforwards, of which $9.7 million expire between 2005 and 2010 and $9.2 million can be carried forward indefinitely, and
- approximately $1.8 million of U.S. Federal alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

RECONCILIATION OF REPORTED INCOME TAX EXPENSE TO EXPECTED INCOME TAX EXPENSE
The following table shows the reconciliation between income tax expense reported in our Consolidated Statements of Income (Loss) and the income tax expense that would have resulted from applying the U.S. Federal income tax rate of 34% to pretax income (loss):



Years Ended December 31,                         2000         1999         1998
--------------------------------------------------------------------------------
                                                       (in thousands)
Expected Federal
 income taxes                                  $8,975       $1,983         $(88)
State taxes, net of
 Federal effect                                   593          325          (44)
Amortization of goodwill                          467          350          222
Impact of foreign operations,
 including goodwill                               623        1,199        1,647
Valuation allowance                             1,602           --           --
Impairment losses on
 intangible assets                                 --        2,181           --
Other                                             310          298         (771)
-------------------------------------------------------------------------------
Total                                         $12,570       $6,336         $966
===============================================================================

NOTE 6. LEASE OBLIGATIONS

CAPITAL LEASES
We are obligated under various capital leases for property and certain equipment that expire at various dates through 2015. Capitalized leased property and equipment, net of accumulated amortization, included in property and equipment was approximately:

-       $15.5 million at December 31, 2000 and
-       $17.5 million at December 31, 1999.

OPERATING LEASES
We also lease property and certain equipment under noncancelable operating lease arrangements which expire at various dates through 2014. Certain leases of real property provide options to extend the lease terms. Rent expense was approximately:

-       $23.9 million in 2000
-       $26.3 million in 1999, and
-       $23.0 million in 1998.

FUTURE MINIMUM LEASE PAYMENTS
At December 31, 2000, our future minimum payments under capital and operating leases were as follows:

                                 Capital  Operating
Year                              Leases    Leases
------------------------------------------------------
                                   (in thousands)

2001                            $  4,658   $24,130
2002                               2,489    19,022
2003                               1,258    15,629
2004                               1,083    13,460
2005                                 572    10,949
Thereafter                         5,338    32,275
------------------------------------------------------
                                $ 15,398  $115,465
                                           ========
Amount representing interest      (3,093)
------------------------------------------
Net                             $ 12,305
==========================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7. STOCK-BASED COMPENSATION



STOCK OPTIONS
The 1999 Stock Incentive Plan (1999 Plan) provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 7,000,000 shares of common stock to our employees, consultants and non-employee directors.


Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 2000, there were approximately 4.2 million shares available for issuance pursuant to future grants under the 1999 Plan.


Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of December 31, 2000, options granted under these plans aggregating 7,515,389 remained outstanding, of which 2,229,878 will expire on May 29, 2001 and the remainder will expire by February 1, 2009. We granted these options at prices ranging from $.0025 to $19.50. We will not grant further options under these plans.


The following table sets forth shares subject to options:

                                                                            Weighted-
                                                                            Average
                                                       Number               Exercise
Year                                                  of Options         Price per Share
---------------------------------------------------------------------------------------
Balance January 1, 1998                               15,620,917              $5.78
Granted                                                7,197,652               4.58
Exercise                                              (1,192,348)             .0025
Canceled                                              (7,721,832)             12.63
---------------------------------------------------------------------------------------

Balance December 31, 1998                             13,904,389               1.96
Granted                                                2,038,469               4.20
Exercised                                             (1,616,087)              0.48
Canceled                                                (480,819)              3.83
---------------------------------------------------------------------------------------

Balance December 31, 1999                             13,845,952               2.40
Granted                                                2,170,670               6.08
Exercised                                             (3,904,401)              0.69
Canceled                                              (1,815,421)              3.69
---------------------------------------------------------------------------------------
Balance, December 31, 2000                            10,296,800              $3.64
=======================================================================================



The options exercisable at the end of each period were:

                                    Weighted-
                                     Average
                        Number      Exercise
Year                  of Options Price per Share
-----------------------------------------------------------------------------------
December 31, 1998     2,966,869      $ 1.24
December 31, 1999     4,493,502      $ 1.34
December 31, 2000     3,712,703      $ 1.93



In January 2001, options to purchase the following shares were granted under the 1999 Plan:


-       657,500 shares at an exercise price of $2.66 per share, and
-       547,525 shares at an exercise price of $2.72 per share.


Generally, the options serially vest over five years and terminate after 10 years.



The following table summarizes stock options outstanding at December 31, 2000:

                              Weighted-  Weighted-
                               Average    Average
  Range of        Number      Remaining  Exercise
Exercise Prices Outstanding     Life       Price
------------------------------------------------------
$0.0025          2,229,878       0.4      $0.0025
$2.34 to $3.51   4,294,726       6.7      $  3.35
$3.52 to $5.28   1,815,609       8.4      $  4.68
$5.29 to $7.94   1,628,075       8.1      $  6.59
$7.95 to $11.92    222,734       7.0      $  9.79
$11.93 to $17.89    93,778       5.0      $ 15.93
$17.90 to $19.50    12,000       5.5      $ 19.50

The following table summarizes stock options exercisable at December 31, 2000:

                                      Weighted-
                                       Average
  Range of                  Number    Exercise
Exercise Prices           Exercisable   Price
---------------------------------------------------
$0.0025                   2,229,878   $0.0025
$2.34 to $3.51              913,890   $  3.35
$3.52 to $5.28              291,745   $  4.54
$5.29 to $7.94              120,000   $  5.92
$7.95 to $11.92              80,000   $  9.75
$11.93 to $17.89             65,190   $ 16.26
$17.90 to $19.50             12,000   $ 19.50


The per share weighted-average fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          Risk-Free        Expected
Year  Volatility Factor  Interest Rate  Life (Years)
-------------------------------------------------------
2000       100.7%             6.5%          6.5
1999        30.0%             5.2%          8.3
1998        30.0%             5.4%          8.0


The per share weighted-average fair value of stock options granted was:

-       $5.07 in 2000,
-       $0.90 in 1999, and
-       $3.22 in 1998.

If we had determined compensation cost based on the fair value at the grant date for our stock options, our net income (loss) and income (loss) per common share would have been reduced to the pro forma amounts indicated in the following table:

Years Ended December 31,    2000          1999             1998
-----------------------------------------------------------------------
                                    (in thousands)
Net income (loss):
  As reported             $12,741       $  (809)        $ (1,088)
  Pro forma                 7,459        (3,346)          (2,861)

Income (loss) per common share:
  As reported:
    Basic                  $ 0.18        $(0.01)         $ (0.02)
    Diluted                  0.17         (0.01)           (0.02)
  Pro forma:
    Basic                  $ 0.10        $(0.05)         $ (0.04)
    Diluted                  0.10         (0.05)           (0.04)


EMPLOYEE STOCK PURCHASE PLAN (ESPP)
During 1998, we implemented an ESPP which enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. We have not recognized any compensation expense in connection with this plan. Total purchases and shares purchased under the ESPP were:

-       $193,384 and 35,401 shares for 2000, and
-       $206,000 and 52,262 shares for 1999.

NOTE 8. BENEFIT PLANS

We sponsor a 401(k) plan, which covers substantially all domestic employees who are 18 years of age with 6 months or more of service. Participants may elect to contribute 1% to 17% of compensation. We may elect to make a year-end contribution to the 401(k) plan. We did not contribute to the plan in 2000, 1999, or 1998.

We also make contributions to certain executive and other employee personal retirement programs, primarily in Europe. We contributed the following amounts to those plans:

-       $1.1 million in 2000,
-       $1.2 million in 1999, and
-       $1.0 million in 1998.

We also sponsor a deferred compensation plan for certain executive employees who elect to contribute to the plan. We may voluntarily match all or a portion of the participants' contributions. Participants are 100% vested in their contributions and our contributions vest over a 15-year period. We did not contribute to the plan in 2000, 1999, or 1998.

NOTE 9. SEGMENT DATA

BUSINESS SEGMENTS
Our operations are conducted in one business segment: the provision of customer relationship management services via electronic media including telephone and the Internet, and, to a lesser extent, traditional mail.

Our services are provided through a number of operating subsidiaries in a variety of locations around the world. However, the nature of services, the nature of the processes involved in providing those services, the types of clients and the expected long-term operating income from these subsidiaries are similar. Revenues are primarily attributed to countries based upon the location where the services are performed.

Following are summaries of our revenues and long-lived assets by geographic area:

Years Ended December 31,        2000            1999            1998
------------------------------------------------------------------------------
                                          (in thousands)
Revenue:
  United States             $441,035       $ 389,523       $ 314,500
  United Kingdom              91,222         114,053         102,895
  Spain                       53,943          69,403          52,820
  Other foreign countries    178,247         164,543         116,103
------------------------------------------------------------------------------
Total revenues              $764,447       $ 737,522       $ 586,318
==============================================================================


At December 31,             2000         1999
----------------------------------------------------
                             (in thousands)
Long-lived assets:
  United States            $78,044      $84,621
  United Kingdom            22,367       24,322
  Spain                     29,318       33,146
  Other foreign countries   56,483       69,958
----------------------------------------------------
Total long-lived assets   $186,212     $212,047
====================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MAJOR CLIENTS
The combined total revenue of four independently managed subsidiaries of one client with operations primarily in the United States totaled:

-       20.2% of our revenues for the year ended December 31, 2000, and
-       12.2% of our revenues for the year ended December 31, 1999.

No single client accounted for 10% of the revenues for the year ended December 31, 1998.

NOTE 10. CONTINGENCIES

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but Management believes, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 11. ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES

2000
In the second quarter of 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support for our clients in Japan and we will provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded $3.5 million of asset impairment and restructuring expenses which included:

- a $3.3 million loss on the sale of the assets and the transfer of the business, and
-       $0.2 million of severance for 12 employees.

1999
In the third quarter of 1999, we recorded asset impairment expenses of $10.1 million related to capitalized software and related technology assets. We reduced that amount by a $0.5 million reversal of our 1998 restructuring accrual discussed below. The $10.1 million of impairment expenses were precipitated by our decision to select an outside vendor to provide our call center software and a detailed assessment made by management of the utility and plans for future deployment of existing software assets. These impairment expenses consisted of the following:

- A write-off of $1.4 million was recorded for a software platform that we will continue to use, although on a much more limited basis. The amount of the impairment loss was determined by estimating future discounted cash flows that would be provided from utilizing the software.
- A write-off of $6.4 million was recorded for the abandonment of internally developed software and software licenses that will not be deployed as a result of management's decision to deploy the third party software.
- A write-off of $2.3 million was recorded for an other-than-temporary decline of the fair value of our investment in a software development firm. The deteriorating financial condition of the investee and management's decision to abandon plans to purchase its software contributed to the determination of the impairment loss.

1998
In the second quarter of 1998, we recorded a $6.6 million charge for restructuring expenses primarily related to our European operations. That charge included:

- $6.4 million of severance and other costs related to statutory or contractual severance and other costs for approximately 250 employees, and
-       $0.2 million for the cost of excess leased facilities.

We substantially completed our restructuring plan and recorded a $0.5 million reversal of the restructuring accrual in the third quarter of 1999, as mentioned above.

1997
In 1997, we recorded $15.7 million of restructuring expenses and impairment losses, which included:

-       $11.0 million of impairment losses on long-lived assets,
-       $3.6 million of severance and other costs, and
-       $1.1 million of costs related to losses on contractual obligations.

The amount of actual severance and other costs we paid and actual losses we charged against the liability for contractual obligations was approximately:

-       $0.1 million during 1999,
-       $0.7 million during 1998, and
-       $3.6 million during 1997.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. SHAREHOLDER RIGHTS PLAN

We have a Shareholder Rights Plan (the Rights Plan) that provides for the issuance of preferred share purchase rights that expire in August 2008. The rights generally will be exercisable and transferable apart from the common stock in the following cases:

- only after the tenth day following public disclosure that a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of common stock (thereby becoming an "Acquiring Person"), and
- on such date as the Board of Directors determines after the commencement or announcement of a tender or exchange offer by a person or group for 20% or more of the outstanding shares of common stock.

If any person or group of affiliated or associated persons acquires 20% or more of the outstanding shares of common stock and our redemption right has expired, each holder of a right (except those held by the Acquiring Person) will have the right to purchase shares of our common stock (or in certain circumstances, our shares of preferred stock or similar securities) having a value equal to two times the exercise price of the right.

Alternatively, if, in a transaction not approved by the Board of Directors, we are acquired in a merger or other business combination or 50% or more of our assets or earnings power are sold, and our redemption right has expired, each holder of a right will have the right to purchase that number of shares of common stock of the acquiring company having the market value of two times the exercise price of the right.

The rights may not be exercisable while they are redeemable. We can redeem the rights, which have a $30 exercise price, at a price of $.001 per right at any time up to and including the tenth day after the time that a person or group has become an Acquiring Person.

NOTE 13. SALE AND REACQUISITION OF STOCK OF SUBSIDIARIES

During 1998 we sold newly issued stock of certain subsidiaries located in the Asia Pacific region to Lend Lease Corporation Limited, Sydney, Australia and certain of its subsidiaries (Lend Lease). Lend Lease paid approximately $6.6 million for a 20% interest in these subsidiaries, which provide outsourced call center solutions throughout the region.

In June 1999, we reacquired the minority interest in these subsidiaries from Lend Lease in exchange for 2.2 million shares of our common stock. Additionally, Lend Lease purchased 1.5 million shares of our common stock for $4.5 million in cash from two of our shareholders in a related transaction. The shares we issued were valued at $6.6 million, based on quoted market prices of our stock.

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements of the guarantor subsidiaries are not presented because we have determined that they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries,
(c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

- Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2000, 1999, and 1998,
- Condensed Consolidating Balance Sheets at December 31, 2000 and 1999, and
- Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

Effective August 1, 1999, we merged certain guarantor subsidiaries into SITEL Corporation and transferred the operations of certain other guarantor subsidiaries to SITEL Corporation. Accordingly, from and after August 1, 1999, the financial information of such guarantor subsidiaries is reported under SITEL Corporation, the parent, in the Condensed Consolidating Financial Statements. As of July 31, 1999, the total revenues represented by such guarantor subsidiaries were $97.5 million and the total assets were $71.1 million.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)



CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)


                                                                      GUARANTOR  NONGUARANTOR
Year Ended December 31, 2000                                PARENT  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
REVENUES                                                  $ 407,576    $  33,459    $ 324,560    $  (1,148)   $ 764,447
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
 Direct labor and telecommunications expenses               206,683       16,564      175,562           --      398,809
 Subcontracted and other services expenses                   39,855        2,836        8,761           --       51,452
 Operating, selling, and administrative expenses            134,104       10,554      128,380       (1,148)     271,890
 Asset impairment and restructuring expenses                  2,019           --        1,501           --        3,520
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                    382,661       29,954      314,204       (1,148)     725,671
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                             24,915        3,505       10,356           --       38,776
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
 Equity in earnings (losses) of
  subsidiaries, net of tax                                    4,804        2,343           --       (7,147)          --
 Intercompany charges                                         1,302          429       (1,731)          --           --
 Interest income                                                308           --          473           --          781
 Interest expense                                           (11,139)        (130)      (1,579)          --      (12,848)
Other income (expense)                                       (1,862)         (17)       1,568           --         (311)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                 (6,587)       2,625       (1,269)      (7,147)     (12,378)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTEREST                                       18,328        6,130        9,087       (7,147)      26,398

Income tax expense                                            5,587        1,326        5,657           --       12,570
Minority interest                                                --           --        1,087           --        1,087
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $  12,741    $   4,804    $   2,343    $  (7,147)   $  12,741
=======================================================================================================================


Currency translation adjustment                              (6,631)      (4,210)      (5,055)       9,265       (6,631)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                               $   6,110    $     594    $  (2,712)   $   2,118    $   6,110
=======================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


   CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                                                                         GUARANTOR     NONGUARANTOR
Year Ended December 31, 1999                               PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

REVENUES                                               $   258,905     $    130,619    $    347,998      $       --  $     737,522
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses            112,064           74,659         186,795              --        373,518
   Subcontracted and other services expenses                45,930            2,344          10,750              --         59,024
   Operating, selling, and administrative expenses          90,799           40,464         145,821              --        277,084
   Asset impairment and restructuring expenses               3,585               --           6,011              --          9,596
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                   252,378          117,467         349,377              --        719,222
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                      6,527           13,152          (1,379)             --         18,300
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
      subsidiaries, net of tax                               1,840           (7,942)             --           6,102             --
   Intercompany charges                                        220            2,727          (2,947)             --             --
   Interest income                                             275               --             248              --            523
   Interest expense                                        (10,276)            (829)         (2,203)             --        (13,308)
   Other income                                                205               --             111              --            316
-----------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                (7,736)          (6,044)         (4,791)          6,102        (12,469)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                    (1,209)           7,108          (6,170)          6,102          5,831

Income tax expense (benefit)                                  (400)           5,268           1,468              --          6,336
Minority interest                                               --               --             304              --            304
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $     (809)     $     1,840     $    (7,942)      $   6,102   $       (809)
===================================================================================================================================


Currency translation adjustment                             (8,329)          (4,199)         (6,264)         10,463         (8,329)
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                             $   (9,138)     $    (2,359)    $   (14,206)      $  16,565   $     (9,138)
===================================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


  CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME  (LOSS)

                                                                         GUARANTOR     NONGUARANTOR
Year Ended December 31, 1998                               PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

REVENUES                                               $   133,640     $    180,860    $    271,818      $       --  $     586,318
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses             67,080           89,618         141,791              --        298,489
   Subcontracted and other services expenses                 5,366            9,503          18,228              --         33,097
   Operating, selling, and administrative expenses          65,881           62,246         107,773              --        235,900
   Asset impairment and restructuring expenses                  --               --           6,607              --          6,607
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                   138,327          161,367         274,399              --        574,093
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                     (4,687)          19,493          (2,581)             --         12,225
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
      subsidiaries, net of tax                               6,297           (7,740)             --           1,443            --
   Intercompany charges                                      1,387            2,812          (4,199)             --            --
   Interest income                                             455               --             470              --            925
   Interest expense                                         (9,004)            (807)         (3,861)             --        (13,672)
   Other income (expense)                                      310               (1)            (46)             --            263
-----------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                  (555)          (5,736)         (7,636)          1,443        (12,484)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                    (5,242)          13,757         (10,217)          1,443           (259)

Income tax expense (benefit)                                (4,668)           7,460          (1,826)             --            966
Minority interest                                               --               --            (651)             --           (651)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                  (574)           6,297          (7,740)          1,443           (574)

Extraordinary loss on refinancing of debt,
   net of taxes                                               (514)              --              --              --           (514)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $   (1,088)     $     6,297     $    (7,740)      $   1,443   $     (1,088)
===================================================================================================================================


Currency translation adjustment                              2,059            2,059           2,059          (4,118)         2,059
Other                                                          (72)              --              --              --            (72)
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                             $      899      $     8,356     $    (5,681)      $  (2,675)  $        899
===================================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                     GUARANTOR       NONGUARANTOR
At December 31, 2000                                   PARENT      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                     $    4,970      $     1,730       $    13,197       $        --   $     19,897
      Trade accounts receivable, net                    80,979            3,114            68,221            (5,652)       146,662
      Prepaid expenses and other
        current assets                                   6,543               25            13,545                --         20,113
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                              92,492            4,869            94,963            (5,652)       186,672
-----------------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                          46,062            3,303            50,428                --         99,793
-----------------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
      Goodwill, net                                     20,571               --            57,872                --         78,443
      Deferred income taxes                                781               --             6,557                --          7,338
      Other assets                                       7,804               78                94                --          7,976
      Investments in subsidiaries                      158,086          137,491                --          (295,577)            --
      Notes receivable, intercompany                        --           14,914            11,400           (26,314)            --
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $  325,796      $   160,655       $   221,314       $  (327,543)  $    380,222
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Notes payable                                  $      --      $        --       $       302       $        --    $       302
      Current portion of long-term debt                     --               --             1,120                --          1,120
      Current portion of capitalized
        lease obligations                                2,570               --             1,394                --          3,964
      Trade accounts payable                             9,312              914            23,332            (5,652)        27,906
      Accrued expenses and other
        current liabilities                             27,990            1,655            30,152                --         59,797
-----------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                         39,872            2,569            56,300            (5,652)        93,089

   LONG-TERM DEBT AND OTHER LIABILITIES:
      Long-term debt, excluding current portion        100,000               --                --                --        100,000
      Capitalized lease obligations,
        excluding current portion                        2,494               --             5,847                --          8,341
      Notes payable, intercompany                       11,400               --            14,914           (26,314)            --
      Deferred compensation                              2,448               --                --                --          2,448
      Deferred income taxes                                 --               --               461                --            461
-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                156,214            2,569            77,522           (31,966)       204,339
-----------------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                          --               --             6,301                --          6,301
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                   169,582          158,086           137,491          (295,577)       169,582
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  325,796      $   160,655       $   221,314      $   (327,543)  $    380,222
===================================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                     GUARANTOR       NONGUARANTOR
At December 31, 1999                                   PARENT      SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                     $    7,477      $     2,102       $    12,726      $         --   $     22,305
      Trade accounts receivable, net                   120,500            4,310            85,204           (45,541)       164,473
      Prepaid expenses and other
        current assets                                   4,024               (7)           13,755               --          17,772
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                             132,001            6,405           111,685           (45,541)       204,550
-----------------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                          51,231            3,793            63,325                --        118,349
-----------------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
      Goodwill, net                                     21,564               --            63,694                --         85,258
      Deferred income taxes                              8,111               --             8,201                --         16,312
      Other assets                                       7,945               89               406                --          8,440
      Investments in subsidiaries                      113,151           84,945                --          (198,096)           --
      Notes receivable, intercompany                         --          20,259                --           (20,259)           --
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $  334,003      $   115,491       $   247,311      $   (263,896)  $    432,909
-----------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Notes payable                                  $      --      $        --       $     7,337      $         --   $      7,337
      Current portion of long-term debt                    695               --             2,143                --          2,838
      Current portion of capitalized
        lease obligations                                1,496               48             2,764                --          4,308
      Trade accounts payable                            12,143            1,085            69,905           (45,541)        37,592
      Accrued expenses and other
        current liabilities                             22,555            1,207            41,329                --         65,091
-----------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                         36,889            2,340           123,478           (45,541)       117,166

   LONG-TERM DEBT AND OTHER LIABILITIES:
      Long-term debt, excluding current portion        130,000              --              6,077                --        136,077
      Capitalized lease obligations,
        excluding current portion                        4,511              --              7,742                --         12,253
      Notes payable, intercompany                           --              --             20,259           (20,259)           --
      Deferred compensation                              1,905              --                 --                --          1,905
      Deferred income taxes                                 --              --                663                --            663
-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                173,305            2,340           158,219           (65,800)       268,064
-----------------------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                       --               --             4,147                --          4,147
-----------------------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                                160,698          113,151            84,945          (198,096)       160,698
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  334,003      $   115,491       $   247,311      $   (263,896)  $    432,909
===================================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS



                                                                       GUARANTOR       NONGUARANTOR
Year Ended December 31, 2000                               PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES               $   46,334     $     7,329      $    11,532      $      --   $    65,195
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                               5,739            (965)              --         (4,774)           --
   Purchases of property and equipment                     (18,358)           (997)         (13,774)            --       (33,129)
   Proceeds from sales of property and equipment                10              --            7,219             --         7,229
----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities     (12,609)         (1,962)          (6,555)        (4,774)      (25,900)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                  --              --           (6,876)            --        (6,876)
   Borrowings on debt                                       35,000              --               --             --        35,000
   Repayment of debt and capital lease obligations         (66,687)             --           (8,774)            --       (75,461)
   Net capital contribution from parent                         --          (5,739)             965          4,774            --
   Net borrowings and payments on
      intercompany balances                                 (7,245)             --            7,245             --            --
   Common stock issued, net of expenses                      2,746              --               --             --         2,746
   Other                                                       (46)             --               --             --           (46)
----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities     (36,232)         (5,739)          (7,440)         4,774       (44,637)
----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                                --              --            2,934             --         2,934
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                        (2,507)           (372)             471             --        (2,408)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               7,477           2,102           12,726             --        22,305
----------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                     $    4,970     $     1,730      $    13,197      $      --   $    19,897
==================================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR     NONGUARANTOR
Year Ended December 31, 1999                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES            $  21,791     $  6,545       $  10,979          $     --    $  39,315
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries                            6,592        3,528              --           (10,120)          --
  Purchases of property and equipment                  (18,351)      (2,569)        (17,665)               --      (38,585)
  Proceeds from sale-leasebacks of facilities            3,467           --              --                --        3,467
  Proceeds from sales of property and equipment             14           --             625                --          639
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities   (8,278)         959         (17,040)          (10,120)     (34,479)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                               --           --           3,706                --        3,706
  Repayments of notes payable                               --           --         (26,174)               --      (26,174)
  Borrowings on debt                                    50,150           --           7,639                --       57,789
  Repayment of debt                                    (25,785)          --          (4,038)               --      (29,823)
  Net capital contribution from parent                      --       (6,592)         (3,528)           10,120           --
  Net borrowings and payments on
    intercompany balances                              (32,955)          --          32,955                --           --
  Payments on capital lease obligations                   (564)          --          (4,492)               --       (5,056)
  Common stock issued, net of expenses                     771           --              --                --          771
  Other                                                    (63)          --              --                --          (63)
-----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities   (8,446)      (6,592)          6,068            10,120        1,150
-----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                            --           --           1,847                --        1,847
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                     5,067          912           1,854                --        7,833
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,410        1,190          10,872                --       14,472
-----------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                  $   7,477     $  2,102       $  12,726          $     --    $  22,305
=============================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                    GUARANTOR    NONGUARANTOR
Year Ended December 31, 1998                           PARENT      SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $ (14,118)     $  23,289     $  8,572        $      --    $  17,743
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries                            13,372         (6,526)          --           (6,846)          --
  Dividend on common stock                                   --         10,000           --          (10,000)          --
  Purchases of property and equipment                   (15,925)        (6,979)     (29,129)              --      (52,033)
  Proceeds from sale-leasebacks of facilities             9,397             --           --               --        9,397
  Proceeds from sales of property and equipment              --             --        1,513               --        1,513
  Acquisitions, net of cash acquired                         --             --       (2,193)              --       (2,193)
  Sale of marketable securities                             257             --           --               --          257
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities     7,101         (3,505)     (29,809)         (16,846)     (43,059)
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                --             --       20,294               --       20,294
  Repayments of notes payable                                --             --       (4,398)              --       (4,398)
  Borrowings on debt                                    147,767             --        2,150               --      149,917
  Repayment of debt and capital lease obligations      (146,620)            --       (7,840)              --     (154,460)
  Payment of debt issuance costs                         (3,228)            --           --               --       (3,228)
  Net capital contribution from parent                       --        (13,372)       6,526            6,846           --
  Net borrowings and payments on note to parent              --         (7,297)       7,297               --           --
  Dividend on common stock                                   --             --      (10,000)          10,000           --
  Common stock issued, net of expenses                        3             --           --               --            3
  Capital contribution from subsidiary shareholder           --             --        1,400               --        1,400
  Issuance of stock by subsidiaries                          --             --        6,541               --        6,541
  Other                                                      (9)            --           --               --           (9)
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities    (2,087)       (20,669)      21,970           16,846       16,060
---------------------------------------------------------------------------------------------------------------------------


Effect of exchange rates on cash                             --             --         (557)              --         (557)
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                          (9,104)          (885)         176               --       (9,813)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             11,514          2,075       10,696               --       24,285
---------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR                     $   2,410      $   1,190     $ 10,872        $      --    $  14,472
===========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Our quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation. We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients' customer relationship management activities. In addition, our business tends to be slower in the third quarter due to summer holidays in Europe, and in the first quarter due to the changeover of client marketing strategies that often occurs at the beginning of the year. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.


2000 QUARTERLY DATA

Year Ended          First     Second      Third     Fourth
December 31, 2000  Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------
                     (in thousands, except per share data)

Revenues           $198,611   $193,805   $185,289   $186,742
Operating income      9,252      7,906     10,196     11,422
Net income(loss)      3,018      2,426      3,655      3,642

Income(loss) per
 common share:
   Basic             $ 0.04     $ 0.03     $ 0.05    $  0.05
   Diluted             0.04       0.03       0.05       0.05

Second quarter results include an asset impairment and restructuring charge of $3.5 million, or $2.0 million net of tax, as discussed in Note 11.

1999 QUARTERLY DATA

Year Ended             First       Second        Third         Fourth
December 31, 2000     Quarter      Quarter      Quarter        Quarter
------------------------------------------------------------------------
                     (in thousands, except per share data)

Revenues              $164,185     $177,996     $189,597       $205,744
Operating income         1,338        4,664          374         11,924
Net income(loss)        (1,483)         508       (4,718)         4,884

Income(loss) per
 common share:
   Basic                $(0.02)       $0.01       $(0.07)         $0.07
   Diluted               (0.02)        0.01        (0.07)          0.07

Third quarter results include asset impairment expenses of $9.6 million, or $8.3 million net of tax, as discussed in Note 11.


The sum of the quarterly amounts may not equal the totals for the year due to the effects of rounding.

      REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of SITEL Corporation

Under date of February 5, 2001, we reported on the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2000, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                                            /s/   KPMG LLP

                                                               KPMG LLP

Baltimore, Maryland
February 5, 2001

                       SITEL CORPORATION AND SUBSIDIARIES


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


   COLUMN A                               COLUMN B       COLUMN C          COLUMN D     COLUMN E
   --------                               --------       --------          --------     --------
                                                         ADDITIONS
                                                     --------------------
                                           BALANCE    CHARGED    CHARGED                BALANCE
                                             AT      TO COSTS   TO OTHER                 AT END
                                          BEGINNING    AND      ACCOUNTS   DEDUCTIONS      OF
  DESCRIPTION                             OF PERIOD  EXPENSES  (DESCRIBE)  (DESCRIBE)    PERIOD
  -----------                             ---------  --------   ---------  ----------    ------
                                                             (in thousands)

Allowance for doubtful accounts:
  Year ended December 31, 2000..........   $ 5,622   $  1,668  $   --     $  (834)(a)    $6,456
  Year ended December 31, 1999..........   $ 3,970   $  3,170  $   --     $(1,518)(a)    $5,622
  Year ended December 31, 1998..........   $ 5,099   $  1,087  $   --     $(2,216)(a)    $3,970

(a) Represents principally net amounts charged off as uncollectible.

See accompanying Report of Independent Accountants on the Financial Statement Schedule.