Form 10-Q
period 2001-03-31
SITEL CORP
filed 2001-05-14
CIK 943820

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                                    ---------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2001


  Commission           Exact name of registrant              IRS Employer
 File Number         as specified in its charter            Identification No.

    1-12577                 SITEL CORPORATION                  47-0684333



                                    MINNESOTA
                                    ---------
         (State or Other Jurisdiction of Incorporation or Organization)

 111 S. CALVERT STREET, SUITE 1900 BALTIMORE,  MARYLAND                 21202
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                     (Zip Code)

                                 (410) 246-1505
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

COMMON STOCK, $.001 PAR VALUE - 73,876,645 SHARES OUTSTANDING AS OF APRIL 30,
2001

================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1  -  Financial Statements

                Consolidated Condensed Statements of Income................... 1
                Consolidated Condensed Balance Sheets......................... 2
                Consolidated Condensed Statements of Cash Flows............... 3
                Notes to Consolidated Financial Statements.................... 4

     Item 2   - Management's Discussion and Analysis of Financial Condition
                and Results of Operations

                General.......................................................12
                Results of Operations.........................................12
                Financial Condition...........................................14
                Capital Resources.............................................14
                Other Matters.................................................15

     Item 3  -  Quantitative and Qualitative Disclosures About Market Risk....15


PART II - OTHER INFORMATION

     Item 5   - Other Information.............................................16

     Item 6  -  Exhibits and Reports on Form 8-K..............................16

     Signature................................................................17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                             -----------------------------------
                                                                                  2001                2000
                                                                             ------------         -----------
                                                                           (in thousands, except per share data)

REVENUES                                                                     $  184,004           $  198,611
----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses                                 101,629              104,551
   Subcontracted and other services expenses                                      9,290               12,536
   Operating, selling and administrative expenses                                68,593               72,272
--------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                     179,512              189,359
--------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                  4,492                9,252
--------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                                         (2,850)              (3,436)
   Other expense, net                                                              (143)                 (66)
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND MINORITY INTEREST                  1,499                5,750

Income tax expense (benefit)                                                     (9,185)               2,474
Minority interest                                                                    54                  258
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $   10,630           $    3,018
==============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                         72,205               69,161
   Diluted                                                                       74,262               75,786

INCOME PER COMMON SHARE:
   Basic                                                                     $     0.15           $     0.04
   Diluted                                                                   $     0.14           $     0.04

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                        MARCH 31,        DECEMBER 31,
                                                                                          2001                2000
                                                                                     -------------       --------------
                                                                                     (in thousands, except share data)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                        $    12,078          $    19,897
     Trade accounts receivable (net of allowance for doubtful accounts of
       $6,747 and $6,456, respectively)                                                   157,089              146,662
     Prepaid expenses                                                                      10,280                8,376
     Deferred income taxes                                                                  7,181                3,769
     Other assets                                                                           5,150                7,968
------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 191,778              186,672
------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                                                            102,838               99,793
------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                                                         75,304               78,443
     Deferred income taxes                                                                 14,030                7,338
     Other assets                                                                           9,358                7,976
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $   393,308          $   380,222
========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                                                    $       110          $       302
     Current portion of long-term debt                                                     14,414                1,120
     Current portion of capital lease obligations                                           3,385                3,964
     Trade accounts payable                                                                25,948               27,906
     Income taxes payable                                                                   4,534                4,099
     Deferred income taxes                                                                  1,285                  307
     Accrued wages, salaries and bonuses                                                   25,671               26,728
     Accrued operating expenses                                                            20,353               23,446
     Deferred revenue and other                                                             8,380                5,217
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                            104,080               93,089

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion                                            100,000              100,000
     Capital lease obligations, excluding current portion                                   7,376                8,341
     Deferred compensation                                                                  2,577                2,448
     Deferred income taxes                                                                    439                  461
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                    214,472              204,339
------------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                                                       6,016                6,301
------------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY:
     Common stock                                                                              73                   72
     Paid-in capital                                                                      168,685              168,640
     Accumulated other comprehensive loss                                                 (26,581)             (19,388)
     Retained earnings                                                                     30,888               20,258
     Less treasury stock, at cost, 71,800 common shares                                      (245)                  --
------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                           172,820              169,582
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   393,308          $   380,222
========================================================================================================================

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     ----------------------------------
                                                                          2001                2000
                                                                     -------------        -------------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $    10,630          $     3,018
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         10,328               12,178
     Changes in operating assets and liabilities:
       Trade accounts receivable                                          (13,777)                 733
       Other assets                                                        (8,802)               2,853
       Trade accounts payable                                              (1,499)              (3,949)
       Other liabilities                                                    1,308                5,987
--------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                     (1,812)              20,820
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (15,163)              (5,091)
   Proceeds from sales of property and equipment                               31                   --
   Increase in other assets                                                (1,429)                  --
--------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                  (16,561)              (5,091)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                               (191)              (2,632)
   Borrowings on debt                                                      13,492               15,000
   Repayment of debt and capital lease obligations                         (1,160)             (35,318)
   Common stock issued, net of expenses                                        94                2,544
   Purchases of treasury stock                                               (245)                  --
   Other                                                                      (49)                  (7)
--------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) in financing activities                  11,941              (20,413)
--------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                           (1,387)                 755
--------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                       (7,819)              (3,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             19,897               22,305
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    12,078          $    18,376
========================================================================================================

See Notes to Consolidated Financial Statements.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

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

USE OF ACCOUNTING ESTIMATES
Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America that affect:

o our reported amounts of assets and liabilities at the dates of the financial statements,
o our disclosure of contingent assets and liabilities at the dates of the financial statements, and
o    our reported amounts of revenues and expenses during the reporting periods.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond Management's control. As a result, actual amounts could differ from these estimates.

QUARTERLY RESULTS AND SEASONALITY
We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

o the timing of our clients' customer relationship management initiatives and customer acquisition and loyalty campaigns,
o    the commencement and terms of new contracts,
o    revenue mix,
o the timing of additional operating, selling, and administrative expenses to support new business, and
o    the timing of recognition of incentive fees.

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

FINANCIAL STATEMENTS
Our Consolidated Condensed Balance Sheet at December 31, 2000 was obtained from our audited balance sheet as of that date. All other financial statements contained in this report are unaudited and, in the opinion of Management, contain all adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. These adjustments are of a normal recurring nature.

You should read our consolidated condensed financial statements in this report in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2000.

FINANCIAL INSTRUMENTS
In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. We adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, and the related cumulative effect of adoption did not significantly impact our consolidated financial statements.

RECLASSIFICATIONS
We have reclassified certain prior-period amounts for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was:

o     $3.4 million for the three months ended March 31, 2001, and
o    ($0.3) million for the three months ended March 31, 2000.

The difference between our reported net income and comprehensive income (loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive income (loss) included in our Consolidated Balance Sheets represents the accumulated foreign currency translation adjustment.

NOTE 3. INCOME TAXES

During the three months ended March 31, 2001, we recorded a net deferred income tax benefit of $9.8 million resulting from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. This benefit is comprised of a $22.9 million deferred income tax asset, resulting from current and future tax-deductible goodwill, net of a $13.1 million valuation allowance.

We estimate that $3.0 million of the net asset will be realized in 2001 and have, accordingly, recorded this amount as a current deferred income tax asset in our March 31, 2001 Consolidated Balance Sheet. We have recorded the remaining $6.8 million of this benefit as a non-current deferred income tax asset, as we expect to realize this amount in years after 2001.

Based upon our current and historical earnings, Management believes that it is more likely than not that we will generate sufficient taxable income to fully realize the benefits of our recorded net deferred tax assets.

NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of
(a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

o Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2001 and 2000,
o Condensed Consolidating Balance Sheets at March 31, 2001 and December 31, 2000, and
o Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended March 31, 2001                    PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 102,111     $  10,376       $ 71,997        $   (480)  $   184,004
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       55,790         5,962         39,877              --       101,629
   Subcontracted and other services expenses           7,540           546          1,204              --         9,290
   Operating, selling and administrative expenses     33,669         2,497         32,907            (480)       68,593
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              96,999         9,005         73,988            (480)      179,512
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                5,112         1,371         (1,991)             --         4,492
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                         (2,011)       (2,781)            --           4,792            --
   Interest expense, net                              (2,549)         (109)          (192)             --        (2,850)
   Other expense, net                                     (6)           --           (137)             --          (143)
------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (4,566)       (2,890)          (329)          4,792        (2,993)
------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX
   EXPENSE (BENEFIT) AND MINORITY INTEREST               546        (1,519)        (2,320)          4,792         1,499

Income tax expense (benefit)                         (10,084)          492            407              --        (9,185)
Minority interest                                         --            --             54              --            54
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $  10,630     $  (2,011)      $ (2,781)       $  4,792   $    10,630
========================================================================================================================

Currency translation adjustment                       (7,193)       (7,070)        (6,966)         14,036        (7,193)
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $   3,437     $  (9,081)      $ (9,747)       $ 18,828   $     3,437
========================================================================================================================

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended March 31, 2000                    PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $  97,427     $   8,330       $ 93,222        $   (368)  $  198,611
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       50,538         3,841         50,172              --      104,551
   Subcontracted and other services expenses           8,950           600          2,986              --       12,536
   Operating, selling and administrative expenses     34,184         2,984         35,472            (368)      72,272
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              93,672         7,425         88,630            (368)     189,359
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       3,755           905          4,592              --        9,252
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                          2,154         1,324             --          (3,478)          --
   Intercompany charges                                   --           503           (503)             --           --
   Interest expense, net                              (2,964)         (130)          (342)             --       (3,436)
   Other expense, net                                     (6)           --            (60)             --          (66)
------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                            (816)        1,697           (905)         (3,478)      (3,502)
------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX
   EXPENSE (BENEFIT) AND MINORITY INTEREST             2,939         2,602          3,687          (3,478)       5,750

Income tax expense (benefit)                             (79)          448          2,105              --        2,474
Minority interest                                         --            --            258              --          258
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $   3,018     $   2,154       $  1,324        $ (3,478)  $    3,018
========================================================================================================================

Currency translation adjustment                       (3,359)       (2,100)        (2,728)          4,828       (3,359)
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $    (341)    $      54       $ (1,404)       $  1,350   $     (341)
========================================================================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At March 31, 2001                                    PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $      124    $    2,415      $   9,539     $       --   $    12,078
     Trade accounts receivable, net                    89,422         5,674         70,322         (8,329)      157,089
     Prepaid expenses and other
       current assets                                   9,427            47         13,137             --        22,611
------------------------------------------------------------------------------------------------------------------------
     Total current assets                              98,973         8,136         92,998         (8,329)      191,778
------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                         43,724         3,121         55,993             --       102,838
------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                     20,322            --         54,982             --        75,304
     Deferred income taxes                              7,622            --          6,408             --        14,030
     Other assets                                       7,667            77          1,614             --         9,358
     Investments in subsidiaries                      154,583       132,537             --       (287,120)           --
     Notes receivable, intercompany                        --        14,007         10,597        (24,604)           --
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $  332,891    $  157,878      $ 222,592     $ (320,053)  $   393,308
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                  $     --      $     --        $   110       $      --    $      110
     Current portion of long-term debt                 8,500            --          5,914              --        14,414
     Current portion of capital
       lease obligations                               2,429            --            956              --         3,385
     Trade accounts payable                            8,516         1,283         24,478          (8,329)       25,948
     Accrued expenses and other
       current liabilities                            25,458         2,012         32,753              --        60,223
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        44,903         3,295         64,211          (8,329)      104,080

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion       100,000            --             --              --       100,000
     Capital lease obligations,
       excluding current portion                       1,994            --          5,382              --         7,376
     Notes payable, intercompany                      10,597            --         14,007         (24,604)           --
     Deferred compensation                             2,577            --             --              --         2,577
     Deferred income taxes                                --            --            439              --           439
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                               160,071         3,295         84,039         (32,933)      214,472
------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                        --            --          6,016              --         6,016
------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                 172,820       154,583        132,537        (287,120)      172,820
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 332,891     $ 157,878       $222,592      $ (320,053)  $   393,308
========================================================================================================================

                                       8

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At December 31, 2000                                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $   4,970     $   1,730       $ 13,197       $      --   $   19,897
     Trade accounts receivable, net                   80,979         3,114         68,221          (5,652)     146,662
     Prepaid expenses and other
       current assets                                  6,543            25         13,545              --       20,113
------------------------------------------------------------------------------------------------------------------------
     Total current assets                             92,492         4,869         94,963          (5,652)     186,672
------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                        46,062         3,303         50,428              --       99,793
------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                    20,571            --         57,872              --       78,443
     Deferred income taxes                               781            --          6,557              --        7,338
     Other assets                                      7,804            78             94              --        7,976
     Investments in subsidiaries                     158,086       137,491             --        (295,577)          --
     Notes receivable, intercompany                       --        14,914         11,400         (26,314)          --
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 325,796     $ 160,655       $221,314       $(327,543)  $  380,222
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                  $     --      $     --        $   302       $      --    $     302
     Current portion of long-term debt                    --            --          1,120              --        1,120
     Current portion of capital
       lease obligations                               2,570            --          1,394              --        3,964
     Trade accounts payable                            9,312           914         23,332          (5,652)      27,906
     Accrued expenses and other
       current liabilities                            27,990         1,655         30,152              --       59,797
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        39,872         2,569         56,300          (5,652)      93,089

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion       100,000            --             --              --      100,000
     Capital lease obligations,
       excluding current portion                       2,494            --          5,847              --        8,341
     Notes payable, intercompany                      11,400            --         14,914         (26,314)          --
     Deferred compensation                             2,448            --             --              --        2,448
     Deferred income taxes                                --            --            461              --          461
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                               156,214         2,569         77,522         (31,966)     204,339
------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                        --            --          6,301              --        6,301
------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                 169,582       158,086        137,491        (295,577)     169,582
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 325,796     $ 160,655       $221,314      $ (327,543)  $  380,222
========================================================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                   GUARANTOR     NONGUARANTOR
Three Months Ended March 31, 2001                         PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $ (3,626)   $  4,753    $ (2,939)     $     --      $ (1,812)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                               (987)     (4,925)         --         5,912            --
   Purchases of property and equipment                     (5,539)       (130)     (9,494)           --       (15,163)
   Proceeds from sales of property and equipment                1          --          30            --            31
   Increase in other assets                                   138          --      (1,567)           --        (1,429)
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities     (6,387)     (5,055)    (11,031)        5,912       (16,561)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                 --          --        (191)           --          (191)
   Borrowings on debt                                       8,500          --       4,992            --        13,492
   Repayment of debt and capital lease obligations           (641)         --        (519)           --        (1,160)
   Net capital contribution from parent                        --         987       4,925        (5,912)           --
   Net borrowings and payments on
     intercompany balances                                 (2,492)         --       2,492            --            --
   Common stock issued, net of expenses                        94          --          --            --            94
   Purchases of treasury stock                               (245)         --          --            --          (245)
   Other                                                      (49)         --          --            --           (49)
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities      5,167         987      11,699        (5,912)       11,941
----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                               --          --      (1,387)           --        (1,387)
----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                            (4,846)        685      (3,658)           --        (7,819)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,970       1,730      13,197            --        19,897
----------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                      $    124    $  2,415    $  9,539      $     --      $ 12,078
============================================================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                 GUARANTOR   NONGUARANTOR
Three Months Ended March 31, 2000                     PARENT    SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES            $  3,856    $  3,052      $ 13,912      $     --      $ 20,820
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                          1,987         676            --        (2,663)           --
   Purchases of property and equipment                 (1,881)        (56)       (3,154)           --        (5,091)
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing
     activities                                           106         620        (3,154)       (2,663)       (5,091)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                             --          --        (2,632)           --        (2,632)
   Borrowings on debt                                  15,000          --            --            --        15,000
   Repayment of debt and capital lease obligations    (33,055)         --        (2,263)           --       (35,318)
   Net capital contribution from parent                    --      (1,987)         (676)        2,663            --
   Net borrowings and payments on
     intercompany balances                              5,177          --        (5,177)           --            --
   Common stock issued, net of expenses                 2,544          --            --            --         2,544
   Other                                                   (7)         --            --            --            (7)
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing
     activities                                       (10,341)     (1,987)      (10,748)        2,663       (20,413)
------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                           --          --           755            --           755
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        (6,379)      1,685           765            --        (3,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          7,477       2,102        12,726            --        22,305
------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                  $  1,098    $  3,787      $ 13,491      $     --      $ 18,376
==============================================================================================================================

                                       11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2001 and 2000, and are summarized in the following table. We analyze and explain the differences between periods for the components of net income. Our analysis is important in making decisions about your investment in SITEL Corporation.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD OF 2000

In this section, we discuss our earnings and the factors affecting them. We begin with a general overview, then separately discuss the components of net income in more detail.

OVERVIEW
--------

During the three months ended March 31, 2001, our net income increased $7.6 million compared to the same period of 2000 due to a $9.8 million net income tax benefit resulting from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. Excluding the income tax benefit, net income decreased in the first quarter of 2001 mostly due to lower revenues and reduced labor efficiencies.

COMPONENTS OF NET INCOME
------------------------

The   following   table    summarizes   our   income   statement   data   on   a
percentage-of-revenue basis.

                                                                     THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                     2001                       2000
                                                              ------------------        ------------------
                                                                  $          %               $          %
                                                              ---------  -------        ---------  -------
                                                                            (in thousands)
REVENUES                                                     $  184,004  100.0%       $  198,611    100.0%
-----------------------------------------------------------------------------------------------------------

Direct labor and telecommunications expenses                    101,629   55.2%          104,551     52.6%
Subcontracted and other services expenses                         9,290    5.1%           12,536      6.3%
Operating, selling and administrative expenses                   68,593   37.3%           72,272     36.4%
-----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                  4,492    2.4%            9,252      4.7%

Interest expense, net                                            (2,850)  (1.6%)          (3,436)    (1.8%)
Other expense, net                                                 (143)  (0.0%)             (66)    (0.0%)
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)
   AND MINORITY INTEREST                                          1,499    0.8%            5,750      2.9%

Income tax expense (benefit)                                     (9,185)  (5.0%)           2,474      1.3%
Minority interest                                                    54    0.0%              258      0.1%
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                   $   10,630    5.8%       $    3,018      1.5%
===========================================================================================================

REVENUES
Revenues decreased $14.6 million, or 7.4%, in the first quarter of 2001 compared to the same period of 2000. The changes in revenues by geographic region are shown in the following table:

                                        $           %
-------------------------------------------------------
                                       (in millions)

North America                      $   4.6        4.1%
Europe                               (17.2)     (24.4%)
Asia Pacific                          (2.8)     (30.9%)
Latin America                          0.8       11.8%

Revenues decreased in Europe mostly due to the loss of two large clients in the United Kingdom, which took their acquisition businesses in-house, and lower revenues in Spain. The strength of the U.S. dollar versus the British pound and Euro accounted for about $4.8 million of this decrease. The decrease in Asia Pacific related to restructuring our operations in Japan and transferring our existing Japanese business to Bellsystem24 in the second quarter of 2000.

The increase in North America was primarily attributable to additional customer care services we provided to a number of our large global clients, which was partially offset by a reduction in customer acquisition services. The increase in Latin America was attributable to work we performed for new clients in Brazil and Mexico.

We evaluate the recoverability of our long-lived assets, including goodwill, based on estimated undiscounted future operating cash flows. While Management currently believes that estimated future operating cash flows will be sufficient to recover such assets, there can be no assurance that such estimates will be achieved. If estimated future operating cash flows are not achieved, we may need to record impairment losses on these assets in future periods.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct Labor and Telecommunications Expenses include the compensation of our customer service professionals and their first line supervisors and telephone usage expenses directly related to the production of revenue.

Direct labor and telecommunications expenses as a percentage of revenues can vary based on the nature of the contract, the nature of the work, and the market in which the services are provided. Accordingly, direct labor and telecommunications expenses as a percentage of revenues can vary, sometimes significantly, from period to period.

Direct Labor and Telecommunications Expenses decreased $2.9 million, or 2.8%, in the first quarter of 2001 compared to the same period of 2000. As a percentage of revenues, Direct Labor and Telecommunications Expenses increased from 52.6% in the first quarter of 2000 to 55.2% in the first quarter of 2001. This increase was primarily due to reduced labor efficiency caused by an unanticipated decline in revenues during the first quarter of 2001.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and Other Services Expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and Other Services Expenses decreased $3.2 million, or 25.9%, in the first quarter of 2001 compared to the same period of 2000. The decline in these expenses was due mostly to a reduction in the use of third party contact centers in the U.S. due to a declining customer acquisition business and lower reimbursable expenses in the U.S. and Europe.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, Selling and Administrative Expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, Selling and Administrative Expenses decreased $3.7 million, or 5.1%, in the first quarter of 2001 compared to the same period of 2000. As a percentage of revenues, Operating, Selling and Administrative Expenses increased from 36.4% in the first quarter of 2000 to 37.3% in the first quarter of 2001 as these expenses do not change proportionate to short-term changes in revenue.

OPERATING INCOME
Operating income decreased $4.8 million, or 51.4%, in the first quarter of 2001 compared to the same period of 2000. As a percentage of revenues, operating income decreased from 4.7% in the first quarter of 2000 to 2.4% in the first quarter of 2001 due to the factors discussed above.

INTEREST EXPENSE, NET
Interest expense, net of interest income, decreased $0.6 million, or 17.1%, in the first quarter of 2001 compared to the same period of 2000, mostly due to a lower level of average debt outstanding during 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded an income tax benefit of $9.2 million in the first quarter of 2001 compared to income tax expense of $2.5 million in the first quarter of 2000. This change was primarily the result of a $9.8 million net deferred income tax benefit we recorded in the first quarter of 2001 that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes.

Excluding the $9.8 million income tax benefit mentioned above, our first quarter 2001 income tax expense as a percentage of income before income taxes and minority interest was 39%. The difference between this 39% rate and the statutory U.S. Federal rate of 34% was primarily due to non-deductible goodwill, net operating losses in certain European subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

NET INCOME
Net income increased $7.6 million in the first quarter of 2001 compared to the same period of 2000. Excluding the income tax benefit mentioned above, net income decreased $2.2 million.

FINANCIAL CONDITION

CASH FLOWS

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year.

Three Months Ended March 31,           2001        2000
---------------------------------------------------------
                                        (in thousands)
NET CASH PROVIDED BY (USED IN):
   Operating activities            $ (1,812)   $ 20,820
   Investing activities             (16,561)     (5,091)
   Financing activities              11,941     (20,413)

2001
In the first quarter of 2001, we had income before depreciation and amortization of $21.0 million, which was more than offset by a $13.8 million increase in trade receivables and an $8.8 million increase in other assets. The increase in other assets was primarily attributable to the $9.8 million deferred income tax asset we recorded that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. We estimate that $3.0 million of this tax benefit will be realized in 2001, with the remaining $6.8 million realized in years after 2001. The realization of this tax benefit will positively impact our cash flows in those years.

In the first quarter of 2001, we used cash for investing activities mostly to purchase $15.2 million of property and equipment, and we invested $1.2 million in a joint venture in India.

In the first quarter of 2001, cash provided by financing activities came from additional borrowings of $13.5 million under our revolving credit facility.

2000
In the first quarter of 2000, cash provided by operating activities consisted mostly of income before depreciation and amortization of $15.2 million and an increase in other liabilities of $6.0 million.

In the first quarter of 2000, we used cash for investing activities to purchase $5.1 million of property and equipment.

In the first quarter of 2000, we used cash for financing activities primarily to repay borrowings under our revolving credit facility.

CAPITAL RESOURCES

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

Our obligations under the facility have been guaranteed by our domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of our shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, our ability to:

o   incur additional indebtedness,
o   pay dividends or make certain restricted payments,
o   make certain investments,
o   sell assets, or
o   merge with another company.

The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement. At March 31, 2001, we had $60.5 million of available borrowings under this facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. Future acquisitions, if any, may require additional debt or equity financing.

We may also use these sources of funds to repurchase up to $10 million of our common stock under our stock repurchase program that was authorized by our Board of Directors in February 2001. Under the program, we may repurchase shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. The program will provide us with treasury shares for general corporate purposes, including stock to be issued under employee stock option plans. During the first quarter of 2001, we repurchased 71,800 shares at a cost of $0.2 million under the program.

OTHER MATTERS

QUARTERLY RESULTS AND SEASONALITY
We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

o the timing of our clients' customer relationship management initiatives and customer acquisition and loyalty campaigns,
o    the commencement and terms of new contracts,
o    revenue mix,
o the timing of additional operating, selling, and administrative expenses to support new business, and
o    the timing of recognition of incentive fees.

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

ACCOUNTING PRONOUNCEMENTS
In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. We adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, and the related cumulative effect of adoption did not significantly impact our consolidated financial statements.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated primarily with changes in foreign currency exchange rates. We have operations in many parts of the world; however, both revenues and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge. From time to time, we enter into certain hedging transactions designed to hedge foreign currency exchange risk related to short-term intercompany loans and specific foreign currency transactions, however the amounts involved have not been material.

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three months ended March 31, 2001, our average borrowings under our bank credit facility were $5.5 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

o    reliance on major clients,
o    conditions affecting clients' industries,
o    clients' budgets and plans,
o    unanticipated labor, contract or technical difficulties,
o    delays in ramp up of services under contracts,
o    reliance on major subcontractors and strategic partners,
o    risks associated with managing a global business,
o    fluctuations in operating results,
o    reliance on telecommunications and computer technology,
o    dependence on labor force,
o    industry regulation,
o    general and local economic conditions,
o    competitive pressures in our industry,
o    foreign currency risks,
o    the effects of leverage,
o    restrictions imposed by the terms of indebtedness, and
o    dependence on key personnel and control by management.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors.

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.
-----------

  10.1       Employment Agreement with Dale R. Schuster
  10.2       Separation Agreement with Phillip A. Clough
  10.3       Separation Agreement with W. Gar Richlin
  10.4       Consulting Arrangement with DreamField Partners, Inc.

(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       SITEL Corporation
                                                         (REGISTRANT)


Date:    May 14, 2001                     By  /s/     James E. Stevenson
                                              --------------------------------
                                                      JAMES E. STEVENSON
                                                    Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)