Form 10-Q
period 2001-06-30
SITEL CORP
filed 2001-08-14
CIK 943820

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
      -------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001


Commission            Exact name of registrant as specified       IRS Employer
File Number                    in its charter                 Identification No.

 1-12577                      SITEL CORPORATION                   47-0684333


                                    MINNESOTA
      -------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

   111 S. CALVERT STREET, SUITE 1900    BALTIMORE,  MARYLAND           21202
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                     (Zip Code)

                                 (410) 246-1505
      -------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

COMMON STOCK,  $.001 PAR VALUE - 74,357,431  SHARES  OUTSTANDING  AS OF JULY 31,
2001

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

                Consolidated Condensed Statements of Income (Loss)............ 1
                Consolidated Condensed Balance Sheets......................... 2
                Consolidated Condensed Statements of Cash Flows............... 3
                Notes to Consolidated Financial Statements.................... 4

     Item 2   - Management's Discussion and Analysis of Financial Condition and
                Results of Operations

                General.......................................................15
                Results of Operations.........................................15
                Financial Condition...........................................19
                Capital Resources.............................................20
                Other Matters.................................................20

     Item 3  -  Quantitative and Qualitative Disclosures About Market Risk....21

PART II - OTHER INFORMATION

     Item 4  -  Submission of Matters to a Vote of Security Holders...........22

     Item 5   - Other Information.............................................22

     Item 6  -  Exhibits and Reports on Form 8-K..............................23

     Signature................................................................24

     Exhibit Index............................................................25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (UNAUDITED)


                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                     -----------------------   -----------------------
                                                        2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
                                                            (in thousands, except per share data)
REVENUES                                             $ 177,787    $ 193,805    $ 361,791    $ 392,416
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses        100,537       99,544      202,166      204,095
   Subcontracted and other services expenses             9,034       15,031       18,324       27,567
   Operating, selling, and administrative expenses      70,717       67,804      139,310      140,076
   Asset impairment and restructuring expenses          23,788        3,520       23,788        3,520
-------------------------------------------------------------------------------------------------------
   Total operating expenses                            204,076      185,899      383,588      375,258
-------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                (26,289)       7,906      (21,797)      17,158
-------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                (2,916)      (3,166)      (5,766)      (6,602)
   Other expense, net                                   (1,329)        (132)      (1,472)        (198)
-------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
   AND MINORITY INTEREST                               (30,534)       4,608      (29,035)      10,358

Income tax expense (benefit)                              (466)       1,981       (9,651)       4,455
Minority interest                                          173          201          227          459
-------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $ (30,241)   $   2,426    $ (19,611)   $   5,444
=======================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                73,646       71,246       72,930       70,209
   Diluted                                              73,646       75,415       72,930       75,599

INCOME (LOSS) PER COMMON SHARE:
   Basic                                              $  (0.41)   $   0.03     $   (0.27)   $    0.08
   Diluted                                            $  (0.41)   $   0.03     $   (0.27)   $    0.07


See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  (UNAUDITED)
                                                                   JUNE 30,          DECEMBER 31,
                                                                     2001                2000
                                                                -------------       --------------
                                                                  (in thousands, except share data)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                   $    26,619          $    19,897
     Trade accounts receivable (net of allowance
       for doubtful accounts of
       $6,884 and $6,456, respectively)                              136,650              146,662
     Prepaid expenses                                                  8,364                8,376
     Deferred income taxes                                             6,570                3,769
     Other assets                                                      5,660                7,968
--------------------------------------------------------------------------------------------------
     Total current assets                                            183,863              186,672
--------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT, NET                                        94,125               99,793
--------------------------------------------------------------------------------------------------
   OTHER ASSETS:
     Goodwill, net                                                    73,710               78,443
     Deferred income taxes                                            11,815                7,338
     Other assets                                                      9,520                7,976
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   373,033          $   380,222
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                               $        --          $       302
     Current portion of long-term debt                                16,504                1,120
     Current portion of capital lease obligations                      3,258                3,964
     Trade accounts payable                                           26,972               27,906
     Income taxes payable                                                 --                4,099
     Deferred income taxes                                               725                  307
     Accrued wages, salaries and bonuses                              22,668               26,728
     Accrued operating expenses                                       37,427               23,446
     Deferred revenue and other                                        8,384                5,217
--------------------------------------------------------------------------------------------------
     Total current liabilities                                       115,938               93,089

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion                       100,000              100,000
     Capital lease obligations, excluding current portion              7,148                8,341
     Deferred compensation                                             1,731                2,448
     Deferred income taxes                                               910                  461
--------------------------------------------------------------------------------------------------
     Total liabilities                                               225,727              204,339
--------------------------------------------------------------------------------------------------
   MINORITY INTERESTS                                                  6,777                6,301
--------------------------------------------------------------------------------------------------
   STOCKHOLDERS' EQUITY:
     Common stock                                                         74                   72
     Paid-in capital                                                 168,745              168,640
     Accumulated other comprehensive loss                            (28,706)             (19,388)
     Retained earnings                                                   642               20,258
     Less treasury stock, at cost, 66,361 common shares                 (226)                  --
--------------------------------------------------------------------------------------------------
     Total stockholders' equity                                      140,529              169,582
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   373,033          $   380,222
==================================================================================================

See Notes to Consolidated Financial Statements.

                                       2

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                     ----------------------------------
                                                                          2001                2000
                                                                     -------------        -------------
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $   (19,611)         $     5,444
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Asset impairment and restructuring provision                          23,788                3,520
     Depreciation and amortization                                         20,988               22,858
     Loss on disposal of assets                                             1,254                   --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                            6,121                4,607
       Other assets                                                        (4,217)                 401
       Trade accounts payable                                                (506)              (6,381)
       Other liabilities                                                   (4,261)               6,280
-------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                               23,556               36,729
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (26,644)             (12,603)
   Proceeds from sales of property and equipment                               46                   37
   Increase in other assets                                                (1,466)                  --
-------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                  (28,064)             (12,566)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                               (302)             (10,756)
   Borrowings on debt                                                      63,220                9,108
   Repayment of debt and capital lease obligations                        (50,264)             (35,311)
   Common stock issued, net of expenses                                        95                2,638
   Purchases of treasury stock, net of reissuances                           (226)                  --
   Capital contribution from minority interest                                250                   --
   Other                                                                       11                  (15)
-------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                     12,784              (34,336)
-------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                           (1,554)               1,462
-------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                             6,722               (8,711)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             19,897               22,305
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    26,619          $    13,594
=======================================================================================================

See Notes to Consolidated Financial Statements.

                                       3

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

DESCRIPTION OF OUR BUSINESS
References in the Notes to Consolidated Financial Statements to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are the world's leading contact center experts supporting Customer Relationship Management (CRM) solutions for clients in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology consulting services for the in-house market. We serve clients primarily in the consumer, financial services, insurance, telecommunications, technology, and utilities sectors.

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

FINANCIAL INSTRUMENTS
In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. We adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, and the related cumulative effect of adoption, did not significantly impact our consolidated financial statements.

RECLASSIFICATIONS
We have reclassified certain prior-period amounts for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

NOTE 2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was:

o ($32.4) million for the three months ended June 30, 2001 and $0.1 million for the three months ended June 30, 2000, and
o ($28.9) million for the six months ended June 30, 2001 and ($0.2) million for the six months ended June 30, 2000.

The difference  between our reported net income (loss) and comprehensive  income
(loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive loss included in our Consolidated Balance Sheets represents the accumulated foreign currency translation adjustment.

NOTE 3. LONG-TERM DEBT

At June 30, 2001, we were not in compliance with some of the original financial covenants of our long-term revolving credit facility dated April 11, 2000, which are determined quarterly based on the trailing four quarters ended on each determination date. In August 2001, we obtained an amendment to the credit facility that was effective as of June 30, 2001, which waived the noncompliance with those covenants and amended our financial covenants for future periods. The amendment also:

o reduced the size of the facility from $75 million to $50 million and removed our option to request an increase in the size of the facility to $100 million,
o    changed the expiration date of the facility from April 2005 to April 2003,
o increased the interest rates on borrowings 50 to 75 basis points and the unused commitment fee 50 basis points, and
o further restricted our ability to make certain acquisitions, restricted payments, capital expenditures, and investments.

As a result of the amendment, we will write off approximately $0.9 million of credit acquisition costs related to the original facility in the third quarter of 2001.

At June 30, 2001, we had $33.5 million of available borrowings under the amended facility.

NOTE 4. INCOME TAXES

During the first quarter of 2001, we recorded a net deferred income tax benefit of $9.8 million resulting from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. This benefit is comprised of a $22.9 million deferred income tax asset, resulting from current and future tax-deductible goodwill, net of a $13.1 million valuation allowance.

We estimate that $3.0 million of the net asset will be realized in 2001 and have, accordingly, recorded this amount as a current deferred income tax asset in our June 30, 2001 Consolidated Balance Sheet. We have recorded the remaining $6.8 million of this benefit as a non-current deferred income tax asset, as we expect to realize this amount in years after 2001.

In the second quarter of 2001, we recorded a $3.3 million deferred income tax expense to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

Based upon our current and historical earnings, Management believes that it is more likely than not that we will generate sufficient taxable income to fully realize the benefits of our recorded net deferred tax assets.

NOTE 5. ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES

2001
In the second quarter of 2001, we announced a restructuring plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability. The key components of the restructuring plan include several major organizational changes and the streamlining of contact center operations and corporate support services to improve effectiveness and drive revenue growth.

As part of our restructuring plan, we plan to reduce fixed overhead to improve profitability by:

o eliminating approximately 350 operating, selling, and administrative positions globally, and
o reducing excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

We expect to substantially complete these efforts by December 31, 2001.

In connection with this restructuring, we recorded a $23.8 million asset impairment and restructuring charge, or $22.1 million net of tax, in the second quarter of 2001.

We expect to record additional non-recurring charges of approximately $2 to $3 million related to the plan in the third quarter of 2001. Approximately $15.1 million of the second quarter charge requires cash payment. At June 30, 2001, we had paid approximately $0.5 million of the cash portion of the charge. We expect to pay an additional $7.0 million of the cash portion in 2001.

We have recorded $14.6 million of the second quarter charge as accrued operating expenses in our June 30, 2001 Consolidated Balance Sheet, and $8.7 million as a reduction of fixed assets. The fixed asset reduction consists of the following:

o in facilities that are being closed or reduced immediately, we wrote off leasehold improvements and equipment that will no longer be used, and
o in facilities that will continue to operate for a period prior to closure or space reduction, we wrote down assets to their estimated fair values considering estimated future cash flows from operations.

The components of the restructuring charge are summarized in the following table:

                                                AMOUNT
------------------------------------------------------------------------
                                             (in millions)

Severance costs                                  $  5.3
Facility closure or reduction costs                 9.1
Other                                               0.7
------------------------------------------------------------------------
Subtotal                                           15.1
Asset write-downs                                   8.7
------------------------------------------------------------------------
Total asset impairment and restructuring charge  $ 23.8
------------------------------------------------------------------------

The restructuring plan calls for:

o a reorganization of our North American business by establishing six industry focused Business Units, and combining our U.S. and Canadian operations into one operating unit focused on delivering operational excellence for our North American clients,
o the continued organization of our businesses outside of North America on a geographic basis with five Business Units, as follows: UK and Ireland, Nordic, Central Europe (Germany, France, Netherlands and Belgium), Asia Pacific (Australia, New Zealand, and Singapore), and IBERLAT (Brazil, Mexico, Colombia, Portugal, and Spain),
o establishment of a new Multi-National Client and Design Business Unit that will have responsibility for selling, designing, building, and running complex contact center services for our multi-national clients. This unit will ensure that these complex programs deliver performance consistency across all sites and countries, and will include our consulting entities,
o SITEL Risk Management to continue to provide receivables management services in North America and leverage our global footprint to grow the business internationally, and
o streamlined and realigned corporate support functions to provide efficient and cost effective services to the Business Units.

We estimate that the ongoing annual savings from the restructuring will exceed $20 million.

2000
In the second quarter of 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 provides services and support for our clients in Japan and we provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million net of tax, which included:

o a $3.3 million loss on the sale of the assets and the transfer of the business, and
o    $0.2 million of severance for 12 employees.

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following unaudited statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries,
(c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

o Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2001 and 2000,
o Condensed Consolidating Balance Sheets at June 30, 2001 and December 31, 2000, and
o Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)


               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended June 30, 2001                     PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $  96,891     $   9,891       $ 71,319        $   (314)  $  177,787
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Direct labor and telecommunications expenses       55,533         5,291         39,713              --      100,537
   Subcontracted and other services expenses           7,224           578          1,232              --        9,034
   Operating, selling, and administrative expenses    33,234         3,555         34,242            (314)      70,717
   Asset impairment and restructuring expenses        13,318            --         10,470              --       23,788
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                             109,309         9,424         85,657            (314)     204,076
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                              (12,418)          467        (14,338)             --      (26,289)
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                        (15,852)      (16,143)            --          31,995           --
   Interest income (expense), net                     (2,871)           10            (55)             --       (2,916)
   Other income (expense), net                            33            --         (1,362)             --       (1,329)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                         (18,690)      (16,133)        (1,417)         31,995       (4,245)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
   AND MINORITY INTEREST                             (31,108)      (15,666)       (15,755)         31,995      (30,534)

Income tax expense (benefit)                            (867)          186            215              --         (466)
Minority interest                                         --            --            173              --          173
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $ (30,241)    $ (15,852)      $(16,143)       $ 31,995   $  (30,241)
=======================================================================================================================

Currency translation adjustment                       (2,125)       (2,179)        (2,543)          4,722       (2,125)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $ (32,366)    $ (18,031)      $(18,686)       $ 36,717   $  (32,366)
=======================================================================================================================

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended June 30, 2000                     PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $  99,790     $   8,533       $ 85,807        $   (325)  $  193,805
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       49,655         4,104         45,785              --       99,544
   Subcontracted and other services expenses          11,951           524          2,556              --       15,031
   Operating, selling, and administrative expenses    32,929         2,623         32,577            (325)      67,804
   Asset impairment and restructuring expenses         2,019            --          1,501                        3,520
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                              96,554         7,251         82,419            (325)     185,899
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       3,236         1,282          3,388              --        7,906
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                          2,564         1,355             --          (3,919)          --
   Intercompany charges                                   --           568           (568)             --           --
   Interest income (expense), net                     (2,851)            9           (324)             --       (3,166)
   Other income (expense), net                           (70)           --            (62)             --         (132)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                            (357)        1,932           (954)         (3,919)      (3,298)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                               2,879         3,214          2,434          (3,919)       4,608

Income tax expense                                       453           650            878              --        1,981
Minority interest                                         --            --            201              --          201
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $   2,426     $   2,564       $  1,355        $ (3,919)  $    2,426
=======================================================================================================================

Currency translation adjustment                       (2,314)       (2,230)        (2,273)          4,503       (2,314)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $     112     $     334       $   (918)       $    584   $      112
=======================================================================================================================

                                       8

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Six Months Ended June 30, 2001                       PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 199,002     $  20,267       $143,316        $   (794)  $  361,791
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses      111,323        11,253         79,590              --      202,166
   Subcontracted and other services expenses          14,764         1,124          2,436              --       18,324
   Operating, selling, and administrative expenses    66,903         6,052         67,149            (794)     139,310
   Asset impairment and restructuring expenses        13,318             -         10,470                       23,788
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                             206,308        18,429        159,645            (794)     383,588
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                               (7,306)        1,838        (16,329)             --      (21,797)
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                        (17,863)      (18,924)            --          36,787           --
   Interest income (expense), net                     (5,420)          (99)          (247)             --       (5,766)
   Other income (expense), net                            27            --         (1,499)             --       (1,472)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                         (23,256)      (19,023)        (1,746)         36,787       (7,238)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
   AND MINORITY INTEREST                             (30,562)      (17,185)       (18,075)         36,787      (29,035)

Income tax expense (benefit)                         (10,951)          678            622              --       (9,651)
Minority interest                                         --            --            227              --          227
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $ (19,611)    $ (17,863)      $(18,924)       $ 36,787   $  (19,611)
=======================================================================================================================

Currency translation adjustment                       (9,318)       (9,249)        (9,509)         18,758       (9,318)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $ (28,929)    $ (27,112)      $(28,433)       $ 55,545   $  (28,929)
=======================================================================================================================

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Six Months Ended June 30, 2000                       PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 197,217     $  16,863       $179,029        $   (693)  $  392,416
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses      100,193         7,945         95,957              --      204,095
   Subcontracted and other services expenses          20,901         1,124          5,542                       27,567
   Operating, selling, and administrative expenses    67,114         5,606         68,049            (693)     140,076
   Asset impairment and restructuring expense          2,019            --          1,501                        3,520
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                             190,227        14,675        171,049            (693)     375,258
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       6,990         2,188          7,980              --       17,158
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                          4,719         2,679             --          (7,398)          --
   Intercompany charges                                   --         1,071         (1,071)             --           --
   Interest expense, net                              (5,815)         (121)          (666)             --       (6,602)
   Other expense, net                                    (76)           --           (122)             --         (198)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (1,172)        3,629         (1,859)         (7,398)      (6,800)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                               5,818         5,817          6,121          (7,398)      10,358

Income tax expense                                       374         1,098          2,983              --        4,455
Minority interest                                         --            --            459              --          459
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $   5,444     $   4,719       $  2,679        $ (7,398)  $    5,444
=======================================================================================================================

Currency translation adjustment                       (5,673)       (4,330)        (5,001)          9,331       (5,673)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $    (229)    $     389       $ (2,322)       $  1,933   $     (229)
=======================================================================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At June 30, 2001                                     PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $     112     $   2,753       $ 23,754       $      --   $   26,619
     Trade accounts receivable, net                   76,868         4,203         65,662         (10,083)     136,650
     Prepaid expenses and other
       current assets                                  8,979            22         11,593              --       20,594
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                             85,959         6,978        101,009         (10,083)     183,863
-----------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                        36,615         2,820         54,690              --       94,125
-----------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                    20,073            --         53,637              --       73,710
     Deferred income taxes                             8,739            --          3,076              --       11,815
     Other assets                                      7,523            76          1,921              --        9,520
     Investments in subsidiaries                     137,584       116,695             --        (254,279)          --
     Notes receivable, intercompany                       --        13,934         10,242         (24,176)          --
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 296,493     $ 140,503       $224,575       $(288,538)  $  373,033
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                 $      --     $      --       $     --       $      --   $       --
     Current portion of long-term debt                    --            --         16,504              --       16,504
     Current portion of capital
       lease obligations                               2,462            --            796              --        3,258
     Trade accounts payable                           10,010         1,303         25,742         (10,083)      26,972
     Accrued expenses and other
       current liabilities                            29,075         1,616         38,513              --       69,204
-----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        41,547         2,919         81,555         (10,083)     115,938

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion       100,000            --             --              --      100,000
     Capital lease obligations,
       excluding current portion                       1,898            --          5,250              --        7,148
     Notes payable, intercompany                      10,242            --         13,934         (24,176)          --
     Deferred compensation                             1,731            --             --              --        1,731
     Deferred income taxes                               546            --            364              --          910
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                               155,964         2,919        101,103         (34,259)     225,727
-----------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                     --            --          6,777              --        6,777
-----------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                              140,529       137,584        116,695        (254,279)     140,529
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 296,493     $ 140,503       $224,575       $(288,538)  $  373,033
=======================================================================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At December 31, 2000                                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $   4,970     $   1,730       $ 13,197       $      --   $   19,897
     Trade accounts receivable, net                   80,979         3,114         68,221          (5,652)     146,662
     Prepaid expenses and other
       current assets                                  6,543            25         13,545              --       20,113
-----------------------------------------------------------------------------------------------------------------------
     Total current assets                             92,492         4,869         94,963          (5,652)     186,672
-----------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                        46,062         3,303         50,428              --       99,793
-----------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                    20,571            --         57,872              --       78,443
     Deferred income taxes                               781            --          6,557              --        7,338
     Other assets                                      7,804            78             94              --        7,976
     Investments in subsidiaries                     158,086       137,491             --        (295,577)          --
     Notes receivable, intercompany                       --        14,914         11,400         (26,314)          --
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 325,796     $ 160,655       $221,314       $(327,543)  $  380,222
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                 $      --     $      --       $    302       $      --   $      302
     Current portion of long-term debt                    --            --          1,120              --        1,120
     Current portion of capital
       lease obligations                               2,570            --          1,394              --        3,964
     Trade accounts payable                            9,312           914         23,332          (5,652)      27,906
     Accrued expenses and other
       current liabilities                            27,990         1,655         30,152              --       59,797
-----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        39,872         2,569         56,300          (5,652)      93,089

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion       100,000            --             --              --      100,000
     Capital lease obligations,
       excluding current portion                       2,494            --          5,847              --        8,341
     Notes payable, intercompany                      11,400            --         14,914         (26,314)          --
     Deferred compensation                             2,448            --             --              --        2,448
     Deferred income taxes                                --            --            461              --          461
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                               156,214         2,569         77,522         (31,966)     204,339
-----------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                     --            --          6,301              --        6,301
-----------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                              169,582       158,086        137,491        (295,577)     169,582
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 325,796     $ 160,655       $221,314       $(327,543)  $  380,222
=======================================================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Six Months Ended June 30, 2001                       PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES          $   5,535     $  10,009       $  8,012       $      --   $   23,556
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                           586        (8,203)            --           7,617           --
   Purchases of property and equipment                (5,628)         (197)       (20,819)             --      (26,644)
   Proceeds from sales of property and equipment           6            --             40              --           46
   Increase in other assets                             (174)           --         (1,292)             --       (1,466)
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing
     activities                                       (5,210)       (8,400)       (22,071)          7,617      (28,064)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                            --            --           (302)             --         (302)
   Borrowings on debt                                 47,500            --         15,720              --       63,220
   Repayment of debt and capital lease obligations   (48,862)           --         (1,402)             --      (50,264)
   Net capital contribution from parent                   --          (586)         8,203          (7,617)          --
   Net borrowings and payments on
     intercompany balances                            (3,701)           --          3,701              --           --
   Common stock issued, net of expenses                   95            --             --              --           95
   Purchases of treasury stock, net of reissuances      (226)           --             --              --         (226)
   Capital contribution from minority interest            --            --            250              --          250
   Other                                                  11            --             --              --           11
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                             (5,183)         (586)        26,170          (7,617)      12,784
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                          --            --         (1,554)             --       (1,554)
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                       (4,858)        1,023         10,557              --        6,722
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         4,970         1,730         13,197              --       19,897
-----------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                $     112     $   2,753       $ 23,754       $      --   $   26,619
=======================================================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Six Months Ended June 30, 2000                       PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES          $  21,085     $   4,185       $ 11,459      $     --    $   36,729
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                         3,862         1,080             --        (4,942)           --
   Purchases of property and equipment                (6,050)         (102)        (6,451)           --       (12,603)
   Proceeds from sales of property and equipment           5            --             32            --            37
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
      investing activities                            (2,183)          978         (6,419)       (4,942)      (12,566)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                            --            --        (10,756)           --       (10,756)
   Borrowings on debt                                  3,000            --          6,108            --         9,108
   Repayment of debt and capital lease obligations   (31,097)           --         (4,214)           --       (35,311)
   Net capital contribution from (to) parent              --        (3,862)        (1,080)        4,942            --
   Net borrowings and payments on
     intercompany balances                            (1,823)           --          1,823            --            --
   Common stock issued, net of expenses                2,638            --             --            --         2,638
   Other                                                 (15)           --             --            --           (15)
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
      financing activities                           (27,297)       (3,862)        (8,119)        4,942       (34,336)
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                          --            --          1,462            --         1,462
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                       (8,395)        1,301         (1,617)           --        (8,711)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         7,477         2,102         12,726            --        22,305
-----------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                $    (918)    $   3,403       $ 11,109      $     --    $   13,594
=======================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

References in this report to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are the world's leading contact center experts supporting Customer Relationship Management (CRM) solutions for clients in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology consulting services for the in-house market. We serve clients primarily in the consumer, financial services, insurance, telecommunications, technology, and utilities sectors.

In Management's Discussion and Analysis, we provide information about our results of operations, financial condition, capital resources, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for the three and six months ended June 30, 2001 and 2000, and are summarized in the following table. We analyze and explain the differences between periods for the components of net income (loss) in the following section.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 COMPARED WITH THE SAME PERIODS OF 2000

In this section, we discuss our operating results and the factors affecting them. We begin with a general overview, then separately discuss the components of net income (loss) in more detail.

OVERVIEW
--------

We summarize our net income (loss) and net income (loss) per common share - diluted, and the impacts of non-recurring items, in the following tables:

NET INCOME (LOSS)

                                     THREE MONTHS           SIX MONTHS
                                     ENDED JUNE 30,        ENDED JUNE 30,
                                 --------------------   --------------------
                                    2001       2000        2001      2000
----------------------------------------------------------------------------
                                               (in millions)
Net income (loss),
   before non-recurring
   expenses                      $  (4.0)    $  4.4     $  (0.2)    $  7.4
Asset impairment and
   restructuring expenses,
   net of tax                      (22.1)      (2.0)      (22.1)      (2.0)
Losses on disposals
   of fixed assets,
   net of tax                       (0.8)        --        (0.8)        --
Valuation allowance
   on deferred tax assets           (3.3)        --        (3.3)        --
Tax benefit expected to
   to be realized
   in future years                    --         --         6.8         --
---------------------------------------------------------------------------
Net income (loss)                $ (30.2)    $  2.4     $ (19.6)    $  5.4
===========================================================================

NET INCOME (LOSS) PER COMMON SHARE-DILUTED

                                     THREE MONTHS           SIX MONTHS
                                     ENDED JUNE 30,        ENDED JUNE 30,
                                 --------------------   --------------------
                                    2001       2000        2001      2000
----------------------------------------------------------------------------
                                               (in millions)

Net income (loss) per share,
   before non-recurring
   expenses                      $ (0.05)    $   0.06     $     --  $  0.10
Asset impairment and
   restructuring expenses,
   net of tax                      (0.30)       (0.03)       (0.30)   (0.03)
Losses on disposals
   of fixed assets,
   net of tax                      (0.01)          --        (0.01)      --
Valuation allowance on
   deferred tax assets             (0.05)          --        (0.05)      --
Tax benefit expected
   to be realized
   in future years                    --           --         0.09       --
-----------------------------------------------------------------------------
Net income (loss)
   per share                     $ (0.41)    $   0.03     $  (0.27) $  0.07
=============================================================================

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD OF 2000
We had a net loss of $30.2 million, or ($0.41) per share in the second quarter of 2001, compared to net income of $2.4 million, or $0.03 per share, in the second quarter of 2000. Results in 2001 were primarily impacted by $26.2 million of asset impairment and restructuring expenses and other non-recurring charges that we recorded during the second quarter.

Excluding non-recurring charges in 2001 and 2000, we had a net loss of $4.0 million, or ($0.05) per share in the second quarter of 2001, compared to net income of $4.4 million, or $0.06 per share in the second quarter of 2000. We had a net loss in the second quarter of 2001 mostly due to an 8.3% decline in revenues and lower gross profit margins.

We describe the factors affecting our second quarter operating results in more detail in the following section.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD OF 2000
We had a net loss of $19.6 million, or ($0.27) per share in the six months ended June 30, 2001, compared to net income of $5.4 million, or $0.07 per share, in the same period of 2000. Results in 2001 were primarily impacted by the non-recurring charges that we recorded in the second quarter. These charges were offset partially by a $9.8 million net income tax benefit that we recorded in the first quarter resulting from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. We expect to realize $6.8 million, or $0.09 per share, of this benefit in future years.

Excluding the non-recurring charges in 2001 and 2000 and the $6.8 million tax benefit relating to future years, we had a net loss of $0.2 million, or breakeven on a per share basis in 2001 compared to net income of $7.4 million, or $0.10 per share in 2000. We had a net loss in the six months ended June 30, 2001 mostly due to a 7.8% decline in revenues and lower gross profit margins.

We describe the factors affecting our six-month operating results in more detail in the following section.
--------------------------------------------------------------------------------

COMPONENTS OF NET INCOME (LOSS)

As you read this section, please refer to the following summary of our income statement data on a percentage-of-revenue basis.

                                           THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                    ---------------------------------------     --------------------------------------
                                           2001                 2000                  2001                  2000
                                    -----------------    ------------------     ----------------      ----------------
                                      $           %         $           %         $          %          $          %
                                    -----       -----     -----       -----     -----      -----      -----      -----
                                                                       (in thousands)
REVENUES                          $177,787     100.0%   $193,805     100.0%   $361,791     100.0%  $ 392,416     100.0%
-----------------------------------------------------------------------------------------------------------------------
Direct labor and
   telecommunications expenses     100,537      56.5%     99,544      51.4%    202,166      55.9%    204,095      52.0%
Subcontracted and
   other services expenses           9,034       5.1%     15,031       7.7%     18,324       5.1%     27,567       7.0%
Operating, selling, and
   administrative expenses          70,717      39.8%     67,804      35.0%    139,310      38.5%    140,076      35.7%
Asset impairment and
   restructuring expenses           23,788      13.4%      3,520       1.8%     23,788       6.5%      3,520       0.9%
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)            (26,289)    (14.8%)     7,906       4.1%    (21,797)     (6.0%)    17,158       4.4%

Interest expense, net               (2,916)     (1.6%)    (3,166)     (1.6%)    (5,766)     (1.6%)    (6,602)     (1.7%)
Other expense, net                  (1,329)     (0.8%)      (132)     (0.1%)    (1,472)     (0.4%)      (198)     (0.1%)
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTEREST     (30,534)    (17.2%)     4,608       2.4%    (29,035)     (8.0%)    10,358       2.6%

Income tax expense (benefit)          (466)     (0.3%)     1,981       1.0%     (9,651)     (2.7%)     4,455       1.1%
Minority interest                      173       0.1%        201       0.1%        227       0.1%        459       0.1%
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                $ (30,241)    (17.0%) $   2,426       1.3%  $ (19,611)     (5.4%) $   5,444       1.4%
=======================================================================================================================

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

REVENUES
Revenues decreased $16.0 million, or 8.3%, in the second quarter of 2001 compared to the same period of 2000. The changes in revenues by geographic region are shown in the following table:

                                        $           %
--------------------------------------------------------
                                         (in millions)

North America                      $   1.0        0.9%
Europe                               (15.6)     (24.5%)
Asia Pacific                          (4.0)     (39.9%)
Latin America                          2.6       37.5%

Revenues decreased in Europe mostly due to the loss of two large clients in the United Kingdom, which took their acquisition businesses in-house, and lower revenues in Spain. The strength of the U.S. dollar versus the British pound and Euro accounted for about $3.8 million, or 24%, of this decrease. The decrease in Asia Pacific primarily related to restructuring our operations in Japan and transferring our existing Japanese business to Bellsystem24 in the second quarter of 2000.

The increase in North America was primarily attributable to additional customer care services we provided to a number of our large global clients, which was partially offset by a reduction in customer acquisition services. The increase in Latin America was attributable to new work we performed for clients in Brazil and Mexico.

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

Direct Labor and Telecommunications Expenses increased $1.0 million, or 1.0%, in the second quarter of 2001 compared to the same period of 2000. As a percentage of revenues, Direct Labor and Telecommunications Expenses increased from 51.4% in the second quarter of 2000 to 56.5% in the second quarter of 2001. This increase was due to reduced labor efficiency caused by a higher than normal number of client programs ramping up and ramping down during the quarter and some reductions in pricing.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and Other Services Expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and Other Services Expenses decreased $6.0 million, or 39.9%, in the second quarter of 2001 compared to the same period of 2000. The decline in these expenses was due mostly to a reduction in the use of third party contact centers in the U.S. due to a reduction in customer acquisition services and lower reimbursable expenses in the U.S. and Europe.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, Selling and Administrative Expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, Selling and Administrative Expenses increased $2.9 million, or 4.3%, in the second quarter of 2001 compared to the same period of 2000. Our restructuring plan, announced in June 2001, addresses this increase by reducing these expenses in future periods. We estimate that the ongoing annual savings from the restructuring will exceed $20 million. As a percentage of revenues, Operating, Selling and Administrative Expenses increased from 35.0% in the second quarter of 2000 to 39.8% in the second quarter of 2001.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the second quarter of 2001, we announced a restructuring plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability. The key components of the restructuring plan include several major organizational changes and the streamlining of contact center operations and corporate support services to improve effectiveness and drive revenue growth.

As part of our restructuring plan, we plan to reduce fixed overhead to improve profitability by:

o eliminating approximately 350 operating, selling, and administrative positions globally, and
o reducing excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

We expect to substantially complete these efforts by December 31, 2001.

In connection with this restructuring, we recorded a $23.8 million asset impairment and restructuring charge, or $22.1 million net of tax, in the second quarter of 2001. We expect to record additional non-recurring charges of approximately $2 to $3 million related to the plan in the third quarter of 2001.

In the second quarter of 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 provides services and support for our clients in Japan and we provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million net of tax, in the second quarter of 2000.

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

OPERATING INCOME (LOSS)
We had an operating loss of $26.3 million in the second quarter of 2001, compared to operating income of $7.9 million in the second quarter of 2000. As a percentage of revenues, operating income was 4.1% in the second quarter of 2000 and declined to (14.8%) in the second quarter of 2001. This change resulted from all of the factors affecting revenues and expenses discussed in this section.

INTEREST EXPENSE, NET
Interest expense, net of interest income, decreased $0.3 million, or 7.9%, in the second quarter of 2001 compared to the same period of 2000, mostly due to a lower level of average debt outstanding during 2001.

OTHER EXPENSE, NET
Other expense, net of other income, increased $1.2 million in the second quarter of 2001 compared to the same period of 2000 mostly because we recorded a $1.3 million non-recurring charge for losses on disposals of certain assets during 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded an income tax benefit of $0.5 million in the second quarter of 2001 compared to income tax expense of $2.0 million in the second quarter of 2000. The second quarter 2001 benefit reflects a $2.2 million tax benefit we recorded on the asset impairment and restructuring charges and the losses on disposals of assets. This benefit was offset by a $3.3 million deferred income tax expense we recorded to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

REVENUES
Revenues decreased $30.6 million, or 7.8%, in the six months ended June 30, 2001 compared to the same period of 2000. The changes in revenues by geographic region are shown in the following table:

                                        $           %
---------------------------------------------------------
                                         (in millions)

North America                      $   5.5        2.5%
Europe                               (32.8)     (24.5%)
Asia Pacific                          (6.8)     (35.6%)
Latin America                          3.5       24.5%

The reasons for the revenue changes during the six months ended June 30, 2001 are the same as those described in the second quarter discussion above.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct Labor and Telecommunications Expenses decreased $1.9 million, or 0.9%, in the six months ended June 30, 2001 compared to the same period of 2000. As a percentage of revenues, Direct Labor and Telecommunications Expenses increased from 52.0% in the six months ended June 30, 2000 to 55.9% in the six months ended June 30, 2001. This increase was primarily due to reduced labor efficiency caused by an unanticipated decline in revenues during the first quarter and by a higher than normal number of client programs ramping up and ramping down and some price reductions during the second quarter.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and Other Services Expenses decreased $9.2 million, or 33.5%, in the six months ended June 30, 2001 compared to the same period of 2000. The decline in these expenses was due mostly to a reduction in the use of third party contact centers in the U.S. due to a reduction in customer acquisition services and lower reimbursable expenses in the U.S. and Europe.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, Selling and Administrative Expenses decreased $0.8 million, or 0.5%, in the six months ended June 30, 2001 compared to the same period of 2000. As a percentage of revenues, Operating, Selling and Administrative Expenses increased from 35.7% in the six months ended June 30, 2000 to 38.5% in the six months ended June 30, 2001.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the second quarter of 2001, we recorded a $23.8 million asset impairment and restructuring charge, or $22.1 million net of tax, related to the restructuring plan we announced in June 2001 as described above.

In the second quarter of 2000, we recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million net of tax, related to the transaction with Bellsystem24 as described above.

OPERATING INCOME (LOSS)
We had an operating loss of $21.8 million in the six months ended June 30, 2001, compared to operating income of $17.2 million in the same period of 2000. As a percentage of revenues, operating income was 4.4% in the six months ended June 30, 2000 and declined to (6.0%) in the six months ended June 30, 2001. This change resulted from all of the factors affecting revenues and expenses discussed in this section.

INTEREST EXPENSE, NET
Interest expense, net of interest income, decreased $0.8 million, or 12.7%, in the six months ended June 30, 2001 compared to the same period of 2000, mostly due to a lower level of average debt outstanding during 2001.

OTHER EXPENSE, NET
Other expense, net of other income, increased $1.3 million in the six months ended June 30, 2001 compared to the same period of 2000 mostly because we recorded a $1.3 million non-recurring charge for losses on disposals of certain assets during the second quarter.

INCOME TAX EXPENSE (BENEFIT)
We recorded an income tax benefit of $9.7 million in the six months ended June 30, 2001 compared to income tax expense of $4.5 million in the same period of 2000. The 2001 benefit reflects:

o a $9.8 million net deferred income tax benefit we recorded in the first quarter that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes, and
o the $2.2 million tax benefit we recorded on the asset impairment and restructuring charges and the losses on disposals of assets in the second quarter.

These benefits were offset by a $3.3 million deferred income tax expense we recorded to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

FINANCIAL CONDITION

CASH FLOWS
----------

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year.

Six Months Ended June 30,              2001        2000
-----------------------------------------------------------
                                         (in millions)
NET CASH PROVIDED BY (USED IN):
   Operating activities            $   23.6    $   36.7
   Investing activities               (28.1)      (12.6)
   Financing activities                12.8       (34.3)

2001
In the six months ended June 30, 2001, cash provided by operating activities came from income before non-cash expenses of $26.4 million and a $6.1 million decrease in trade receivables, which were partially offset by a $4.2 million increase in other assets and a $4.3 million decrease in other liabilities. The increase in other assets was primarily attributable to the $9.8 million deferred income tax asset we recorded in the first quarter that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. We estimate that $3.0 million of this tax benefit will be realized in 2001, with the remaining $6.8 million realized in years after 2001. The realization of this tax benefit will positively impact our cash flows in those years.

In the six months ended June 30, 2001, we used cash for investing activities mostly to purchase $26.6 million of property and equipment, and we invested $1.2 million in a joint venture in India.

In the six months ended June 30, 2001, cash provided by financing activities came from additional borrowings, net of repayments, of $13.0 million under our revolving credit facility.

2000
In the six months ended June 30, 2000, cash provided by operating activities consisted mostly of income before non-cash expenses of $31.8 million, an increase in other liabilities of $6.3 million, and a decrease in trade receivables of $4.6 million. This was partially offset by a reduction in trade accounts payable of $6.4 million.

In the six months ended June 30, 2000, we used cash for investing activities to purchase $12.6 million of property and equipment.

In the six months ended June 30, 2000, we used cash for financing activities primarily to repay borrowings under our revolving credit facility.

CAPITAL RESOURCES

We have historically used funds generated from operations, leases of property and equipment, equity capital, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures, and working capital requirements.

We have a long-term senior secured credit facility, under which we may borrow in U.S. dollars, British pounds sterling, and Euros, which allows us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility.

Our obligations under the facility have been guaranteed by our domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of our shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, our ability to:

o   incur additional indebtedness,
o   pay dividends, repurchase stock, or make other restricted payments,
o   purchase property and equipment,
o   make certain investments,
o   sell assets, or
o   merge with another company.

The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement.

At June 30, 2001, we were not in compliance with some of the original financial covenants of the facility, which are determined quarterly based on the trailing four quarters ended on each determination date. In August 2001, we obtained an amendment to the credit facility that was effective as of June 30, 2001, which waived the noncompliance with those covenants and amended our financial covenants for future periods. The amendment also:

o reduced the size of the facility from $75 million to $50 million and removed our option to request an increase in the size of the facility to $100 million,
o    changed the expiration date of the facility from April 2005 to April 2003,
o increased the interest rates on borrowings 50 to 75 basis points and the unused commitment fee 50 basis points, and
o further restricted our ability to make certain acquisitions, restricted payments, capital expenditures, and investments.

As a result of the amendment, we will write off approximately $0.9 million of credit acquisition costs related to the original facility in the third quarter of 2001.

At June 30, 2001, we had $33.5 million of available borrowings under the amended facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. During the first quarter of 2001, we repurchased 71,800 shares at a cost of $0.2 million under the program. We have not purchased any shares since the first quarter of 2001. Our amended credit facility limits the amount of aggregate restricted payments, including stock repurchases, to $1.0 million plus certain equity transaction proceeds not currently applicable.

OTHER MATTERS

QUARTERLY RESULTS AND SEASONALITY
We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

o the timing of our clients' customer relationship management initiatives and customer acquisition and loyalty campaigns,
o    the commencement and terms of new contracts,
o    revenue mix,
o the timing of additional operating, selling, and administrative expenses to support new business, and
o    the timing of recognition of incentive fees. -

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

ACCOUNTING PRONOUNCEMENTS
In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. We adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, and the related cumulative effect of adoption, did not significantly impact our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement does not affect business combinations that were initiated prior to June 30, 2001.

In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

o replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so we must adopt the provisions of SFAS No. 142 in our financial statements for the quarter ended March 31, 2002. We have not yet evaluated the impact of the adoption of this statement on our consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the six months ended June 30, 2001, our average borrowings under our bank credit facility were $8.4 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  DATE AND TYPE OF MEETING
     ------------------------

     The Company held its Annual Meeting of Stockholders on May 4, 2001.


(b)  MATTERS VOTED UPON AND NUMBER OF VOTES CAST
     -------------------------------------------

     There were 65,287,181 shares of Common Stock represented at the meeting in person or by proxy. Four proposals were presented to the stockholders and all were approved. The voting on the proposals was as follows:

     1.  Election of One Director for a Three-Year Term:

                                              FOR              WITHHELD
         James F. Lynch                57,339,643             7,947,538


     2.  Approval of an Amendment to the Bylaws:

         Number of Affirmative Votes Cast                    64,788,324
         Number of Negative Votes Cast                          305,972
         Number of Abstentions                                  192,885


     3.  Approval of an Amendment to the 1999 Stock Incentive Plan:

         Number of Affirmative Votes Cast                    51,901,056
         Number of Negative Votes Cast                       13,136,693
         Number of Abstentions                                  249,432


     4. Ratification of the Selection of KPMG LLP as Independent Accountants for the Year Ended December 31, 2001:

         Number of Affirmative Votes Cast                    64,599,803
         Number of Negative Votes Cast                          503,267
         Number of Abstentions                                  184,111

--------------------------------------------------------------------------------

ITEM 5. OTHER MATTERS

On June 11, 2001, Mathias J. DeVito was appointed to the Board of Directors, filling an existing vacancy in Class III. That same date he was also appointed to the Audit and Compensation Committees of the Board of Directors.

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These forward-looking statements speak only as of the date of this report. We assume no obligation to update these forward-looking statements. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

o    reliance on major clients,
o    conditions affecting clients' industries,
o    clients' budgets and plans,
o    unanticipated labor, contract or technical difficulties,
o    delays in ramp up of services under contracts,
o    reliance on major subcontractors and strategic partners,
o    risks associated with managing a global business,
o    fluctuations in operating results,
o    reliance on telecommunications and computer technology,
o    dependence on labor force,
o    industry regulation,
o    general and local economic conditions,
o    competitive pressures in our industry,
o    foreign currency risks,
o    the effects of leverage and dependence on credit availability, and
o    restrictions imposed by the terms of indebtedness.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors.

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.
-----------

   3.1       Amendment No. 3 to Amended and Restated Bylaws
   3.2       Conformed Copy of Amended and Restated Bylaws, including amendments
  10.1       First Amendment dated June 30, 2001 to Credit Agreement

(b)  Reports on Form 8-K:

             Date Filed              Item Reported
             ----------              -------------

            April 2, 2001         Item 5. Other Events

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       SITEL Corporation
                                                         (REGISTRANT)


Date:    August 14, 2001                  By  /s/     James E. Stevenson
                                                 -------------------------------
                                                      JAMES E. STEVENSON
                                                    Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                  EXHIBIT INDEX


 Exhibit No.
 -----------

   3.1       Amendment No. 3 to Amended and Restated Bylaws

   3.2       Conformed Copy of Amended and Restated Bylaws, including amendments

  10.1       First Amendment Dated June 30, 2001 to Credit Agreement