Form 10-Q
period 2001-09-30
SITEL CORP
filed 2001-11-14
CIK 943820

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

Commission               Exact name of registrant           IRS Employer
File Number             as specified in its charter       Identification No.

  1-12577                    SITEL CORPORATION                47-0684333


                                    MINNESOTA
--------------------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

 111 S. CALVERT STREET, SUITE 1900       BALTIMORE,  MARYLAND         21202
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                   (Zip Code)

                                 (410) 246-1505
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

          COMMON STOCK, $.001 PAR VALUE - 74,357,431 SHARES OUTSTANDING
                             AS OF OCTOBER 31, 2001

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


     Item 2   - Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                General.......................................................15
                Results of Operations.........................................15
                Financial Condition...........................................19
                Capital Resources.............................................20
                Other Matters.................................................20


     Item 3  -  Quantitative and Qualitative Disclosures About Market Risk....21


PART II - OTHER INFORMATION

     Item 5   - Other Information.............................................22

     Item 6  -  Exhibits and Reports on Form 8-K..............................22

     Signature................................................................23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------          --------------------------
                                                            2001           2000                 2001            2000
                                                        -----------     -----------          -----------    -----------
                                                                     (in thousands, except per share data)
REVENUES                                                 $ 173,793      $  185,289           $  535,584     $  577,705
----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses             97,811          97,199              299,977        301,294
   Subcontracted and other services expenses                 9,197          12,395               27,521         39,962
   Operating, selling, and administrative expenses          60,652          65,499              199,962        205,575
   Asset impairment and restructuring expenses               2,397              --               26,185          3,520
----------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                170,057         175,093              553,645        550,351
----------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                      3,736          10,196              (18,061)        27,354
----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                    (2,884)         (2,895)              (8,650)        (9,497)
   Other expense, net                                       (1,051)           (233)              (2,523)          (431)
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
   AND MINORITY INTEREST                                      (199)          7,068              (29,234)        17,426

Income tax expense (benefit)                                 5,166           3,039               (4,485)         7,494
Minority interest                                              524             374                  751            833
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $  (5,889)     $    3,655           $  (25,500)    $    9,099
============================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                    73,933          71,793               73,268         70,743
   Diluted                                                  73,933          75,323               73,268         75,506

INCOME (LOSS) PER COMMON SHARE:
   Basic                                                 $   (0.08)     $     0.05           $    (0.35)    $     0.13
   Diluted                                               $   (0.08)     $     0.05           $    (0.35)    $     0.12

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       (UNAUDITED)
                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                          2001                2000
                                                                                     -------------       --------------
                                                                                       (in thousands, except share data)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                        $    31,471          $    19,897
     Trade accounts receivable (net of allowance for doubtful accounts of
       $5,251 and $6,456, respectively)                                                   130,030              146,662
     Prepaid expenses                                                                       7,543                8,376
     Deferred income taxes                                                                  2,785                3,769
     Other assets                                                                           4,657                7,968
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 176,486              186,672
--------------------------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT, NET                                                             92,727               99,793
--------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                                                         74,713               78,443
     Deferred income taxes                                                                 12,070                7,338
     Other assets                                                                           8,477                7,976
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $   364,473          $   380,222
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Notes payable                                                                    $        --          $       302
     Current portion of long-term debt                                                      9,571                1,120
     Current portion of capital lease obligations                                           2,537                3,964
     Trade accounts payable                                                                25,416               27,906
     Income taxes payable                                                                   1,106                4,099
     Deferred income taxes                                                                    689                  307
     Accrued wages, salaries and bonuses                                                   28,599               26,728
     Accrued operating expenses                                                            34,539               23,446
     Deferred revenue and other                                                             6,581                5,217
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                            109,038               93,089

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion                                            100,000              100,000
     Capital lease obligations, excluding current portion                                   7,551                8,341
     Deferred compensation                                                                  1,720                2,448
     Deferred income taxes                                                                    354                  461
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                    218,663              204,339
--------------------------------------------------------------------------------------------------------------------------
   MINORITY INTERESTS                                                                       7,552                6,301
--------------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY:
     Common stock                                                                              74                   72
     Paid-in capital                                                                      168,737              168,640
     Accumulated other comprehensive loss                                                 (25,095)             (19,388)
     Retained earnings (accumulated deficit)                                               (5,268)              20,258
     Less treasury stock, at cost, 55,609 common shares                                      (190)                 --
--------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                           138,258              169,582
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   364,473          $   380,222
==========================================================================================================================

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       2001                2000
                                                                  -------------        -------------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   (25,500)         $     9,099
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Asset impairment and restructuring provision                      26,185                3,520
     Depreciation and amortization                                     30,326               33,479
     Loss on disposal of assets                                         1,254                   --
     Write off of credit acquisition fees                                 837                   --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                       13,424                6,001
       Other assets                                                     1,503                5,004
       Trade accounts payable                                          (1,364)              (9,499)
       Other liabilities                                               (6,579)                 756
------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                           40,086               48,360
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (33,176)             (18,566)
   Proceeds from sales of property and equipment                           54                4,555
   Increase in other assets                                            (1,564)                  --
------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                              (34,686)             (14,011)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                           (302)             (10,002)
   Borrowings on debt                                                  73,372                1,546
   Repayment of debt and capital lease obligations                    (67,678)             (36,678)
   Common stock issued, net of expenses                                    97                2,735
   Purchases of treasury stock, net of reissuances                       (190)                  --
   Capital contribution from minority interest                            537                   --
   Other                                                                  (62)                 (41)
------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                  5,774              (42,440)
------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                          400                4,086
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                        11,574               (4,005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         19,897               22,305
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    31,471          $    18,300
======================================================================================================

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

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was:

                    THREE MONTHS       NINE MONTHS
                        ENDED             ENDED
                    SEPTEMBER 30      SEPTEMBER 30
--------------------------------------------------------
                             (in thousands)

2001                 $ (2,278)          $ (31,207)
2000                 $   (376)          $    (605)

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

As a result of the amendment, we wrote off $0.8 million of credit acquisition costs related to the original facility in the third quarter of 2001.

At September 30, 2001, we had $40.4 million of available borrowings under the amended facility, and were in compliance with all financial covenants of the facility.

NOTE 4. INCOME TAXES

During the first quarter of 2001, we recorded a net deferred income tax benefit of $9.8 million resulting from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. This benefit was comprised of a $22.9 million deferred income tax asset, resulting from current and future tax-deductible goodwill, net of a $13.1 million valuation allowance. During the third quarter of 2001, we increased the valuation allowance on this deferred tax asset by $3.8 million, resulting in a net deferred income tax benefit of $6.0 million.

We estimate that the $6.0 million net asset will be realized in years after 2001 and, accordingly, have recorded this amount as a non-current deferred income tax asset in our September 30, 2001 Consolidated Balance Sheet.

In the second quarter of 2001, we recorded a $3.3 million deferred income tax expense to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

Based upon our current and historical earnings, Management believes that it is more likely than not that we will generate sufficient taxable income to fully realize the benefits of our remaining net deferred tax assets.

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

As part of our restructuring plan, we plan to reduce fixed overhead to improve profitability by substantially completing the following by December 31, 2001:

o eliminating approximately 350 operating, selling, and administrative positions globally, and
o reducing excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

In connection with this restructuring, we recorded $23.8 million of asset impairment and restructuring charges, or $22.1 million net of tax, in the second quarter of

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001. We recorded additional charges of $2.4 million related to the plan in the third quarter of 2001. Approximately $16.6 million of these charges are liabilities that we have paid or will pay in cash. As of September 30, 2001, we had paid approximately $4.6 million of the liabilities. We estimate that we will pay an additional $2 million of the liabilities in 2001. We have recorded the $12.0 million of unpaid liabilities as accrued operating expenses in our September 30, 2001 Consolidated Balance Sheet.

The charges also included $9.6 million of asset write-downs that we recorded as a reduction of fixed assets. The fixed asset reduction consists of the following:

o in facilities that are being closed or reduced immediately, we wrote off leasehold improvements and equipment that will no longer be used, and
o in facilities that will continue to operate for a period prior to closure or space reduction, we wrote down assets to their estimated fair values considering estimated future cash flows from operations.

The components of the restructuring charges are:

                                                   ACCRUAL
                       2001       2001           BALANCE AT
                     EXPENSES   PAYMENTS      SEPTEMBER 30, 2001
----------------------------------------------------------------
                              (in millions)
Severance            $  5.4      $ 3.3          $   2.1
Facility closure
   or reduction        10.4        1.2              9.2
Other                   0.8        0.1              0.7
----------------------------------------------------------------
Subtotal             $ 16.6      $ 4.6          $  12.0
Asset write-downs       9.6
-----------------------------
Total                $ 26.2
=============================

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

2000
In the second quarter of 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 provides services and support for our clients in Japan and we provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million net of tax, which included a $3.3 million loss on the sale of the assets and the transfer of the business, and $0.2 million of severance for 12 employees.

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following unaudited statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries,
(c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

o Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2001 and 2000,
o Condensed Consolidating Balance Sheets at September 30, 2001 and December 31, 2000, and
o Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended September 30, 2001                PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $  92,617     $   8,389       $ 73,453        $   (666)  $  173,793
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       52,677         4,958         40,176              --       97,811
   Subcontracted and other services expenses           7,520           529          1,148              --        9,197
   Operating, selling, and administrative expenses    29,844         2,621         28,853            (666)      60,652
   Asset impairment and restructuring expenses        (1,260)           25          3,632              --        2,397
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              88,781         8,133         73,809            (666)     170,057
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                3,836           256           (356)             --        3,736
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                         (4,976)       (5,138)            --          10,114           --
   Interest income (expense), net                     (2,668)           10           (226)             --       (2,884)
   Other expense, net                                   (764)           --           (287)             --       (1,051)
------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (8,408)       (5,128)          (513)         10,114       (3,935)
------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST                              (4,572)       (4,872)          (869)         10,114         (199)

Income tax expense                                     1,317           104          3,745              --        5,166
Minority interest                                         --            --            524              --          524
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $  (5,889)    $  (4,976)      $ (5,138)       $ 10,114   $   (5,889)
========================================================================================================================


Currency translation adjustment                        3,611         5,040          4,223          (9,263)       3,611
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $  (2,278)    $      64       $   (915)       $    851   $   (2,278)
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended September 30, 2000                PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 101,757     $   8,349       $ 75,529        $   (346)  $  185,289
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       51,337         4,539         41,323              --       97,199
   Subcontracted and other services expenses          10,282           585          1,528              --       12,395
   Operating, selling, and administrative expenses    32,744         2,485         30,616            (346)      65,499
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              94,363         7,609         73,467            (346)     175,093
--------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       7,394           740          2,062              --       10,196
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                          1,275           538             --          (1,813)          --
   Intercompany charges                                   --           388           (388)             --           --
   Interest income (expense), net                     (2,702)            7           (200)             --       (2,895)
   Other expense, net                                   (115)           --           (118)             --         (233)
--------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (1,542)          933           (706)         (1,813)      (3,128)
--------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST                               5,852         1,673          1,356          (1,813)       7,068

Income tax expense                                     2,197           398            444              --        3,039
Minority interest                                         --            --            374              --          374
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $   3,655     $   1,275       $    538        $ (1,813)  $    3,655
==========================================================================================================================


Currency translation adjustment                       (4,031)       (2,275)        (3,153)          5,428       (4,031)
--------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $    (376)    $  (1,000)      $ (2,615)       $  3,615   $     (376)
==========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2001                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 291,619     $  28,656       $216,769        $ (1,460)  $  535,584
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses      164,000        16,211        119,766              --      299,977
   Subcontracted and other services expenses          22,284         1,653          3,584              --       27,521
   Operating, selling, and administrative expenses    96,747         8,673         96,002          (1,460)     199,962
   Asset impairment and restructuring expenses        12,058            25         14,102              --       26,185
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                             295,089        26,562        233,454          (1,460)     553,645
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                               (3,470)        2,094        (16,685)             --      (18,061)
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                        (23,162)      (24,385)            --          47,547           --
   Interest income (expense), net                     (8,088)          (89)          (473)             --       (8,650)
   Other expense, net                                   (737)           --         (1,786)             --       (2,523)
-------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                         (31,987)      (24,474)        (2,259)         47,547      (11,173)
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
   AND MINORITY INTEREST                             (35,457)      (22,380)       (18,944)         47,547      (29,234)

Income tax expense (benefit)                          (9,957)          782          4,690              --       (4,485)
Minority interest                                         --            --            751              --          751
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $ (25,500)    $ (23,162)      $(24,385)       $ 47,547   $  (25,500)
=========================================================================================================================

Currency translation adjustment                       (5,707)       (4,209)        (5,286)          9,495       (5,707)
-------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $ (31,207)    $ (27,371)      $(29,671)       $ 57,042   $  (31,207)
=========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2000                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 298,974     $  25,212       $254,558        $ (1,039)  $  577,705
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses      151,530        12,484        137,280              --      301,294
   Subcontracted and other services expenses          31,183         1,709          7,070              --       39,962
   Operating, selling, and administrative expenses    99,858         8,091         98,665          (1,039)     205,575
   Asset impairment and restructuring expense          2,019            --          1,501              --        3,520
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                             284,590        22,284        244,516          (1,039)     550,351
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       14,384        2,928         10,042              --       27,354
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Equity in earnings (losses) of
     subsidiaries, net of tax                          5,994         3,217             --          (9,211)          --
   Intercompany charges                                   --         1,459         (1,459)             --           --
   Interest expense, net                              (8,517)         (114)          (866)             --       (9,497)
   Other expense, net                                   (191)           --           (240)             --         (431)
-------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (2,714)        4,562         (2,565)         (9,211)      (9,928)
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST                              11,670         7,490          7,477          (9,211)      17,426

Income tax expense                                     2,571         1,496          3,427              --        7,494
Minority interest                                         --            --            833              --          833
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $   9,099     $   5,994       $  3,217        $ (9,211)  $    9,099
=========================================================================================================================

Currency translation adjustment                       (9,704)       (6,605)        (8,154)         14,759       (9,704)
-------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $    (605)    $    (611)      $ (4,937)       $  5,548   $     (605)
=========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At September 30, 2001                                PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $  13,917     $   2,258       $   15,296      $       --   $   31,471
     Trade accounts receivable, net                   72,659         2,896           64,526         (10,051)     130,030
     Prepaid expenses and other
       current assets                                  6,422            15           10,593          (2,045)      14,985
------------------------------------------------------------------------------------------------------------------------
     Total current assets                             92,998         5,169           90,415         (12,096)     176,486
------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                        33,927         2,547           56,253              --       92,727
------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                    19,825            --           54,888              --       74,713
     Deferred income taxes                             8,849            --            3,221              --       12,070
     Other assets                                      6,904            74            1,499              --        8,477
     Investments in subsidiaries                     133,258       114,348               --        (247,606)          --
     Notes receivable, intercompany                       --        14,137           11,044         (25,181)          --
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 295,761     $ 136,275       $  217,320      $ (284,883)  $  364,473
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of long-term debt             $      --     $      --       $    9,571      $       --   $    9,571
     Current portion of capital
       lease obligations                               2,143            --              394              --        2,537
     Trade accounts payable                           11,024         1,212           23,231         (10,051)      25,416
     Accrued expenses and other
       current liabilities                            29,914         1,805           41,840          (2,045)      71,514
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        43,081         3,017           75,036         (12,096)     109,038

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion       100,000            --               --              --      100,000
     Capital lease obligations,
       excluding current portion                       1,658            --            5,893              --        7,551
     Notes payable, intercompany                      11,044            --           14,137         (25,181)          --
     Deferred compensation                             1,720            --               --              --        1,720
     Deferred income taxes                                --            --              354              --          354
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                               157,503         3,017           95,420         (37,277)     218,663
------------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                     --            --            7,552              --        7,552
------------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                              138,258       133,258          114,348        (247,606)     138,258
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 295,761     $ 136,275       $  217,320      $ (284,883)  $  364,473
========================================================================================================================

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
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2001                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES          $  18,447     $  10,461       $ 11,178       $      --   $   40,086
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                         3,025        (6,663)            --           3,638           --
   Purchases of property and equipment                (5,853)         (245)       (27,078)             --      (33,176)
   Proceeds from sales of property and equipment          14            --             40              --           54
   Increase in other assets                             (141)           --         (1,423)             --       (1,564)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     investing activities                             (2,955)       (6,908)       (28,461)          3,638      (34,686)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                            --            --           (302)             --         (302)
   Borrowings on debt                                 52,500            --         20,872              --       73,372
   Repayment of debt and capital lease obligations   (54,419)           --        (13,259)             --      (67,678)
   Net capital contribution from parent                   --        (3,025)         6,663          (3,638)          --
   Net borrowings and payments on
     intercompany balances                            (3,497)           --          3,497              --           --
   Common stock issued, net of expenses                   97            --             --              --           97
   Purchases of treasury stock, net of reissuances      (190)           --             --              --         (190)
   Capital contribution from minority interest            --            --            537              --          537
   Other                                                   2            --            (64)             --          (62)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                             (5,507)       (3,025)        17,944          (3,638)       5,774
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                          --            --            400              --          400
------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                   9,985           528          1,061              --       11,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,932         1,730         14,235              --       19,897
------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                $  13,917     $   2,258       $ 15,296       $      --   $   31,471
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2000                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES          $  23,749     $   7,386       $ 17,225       $      --   $   48,360
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                         5,210        (1,167)            --          (4,043)          --
   Purchases of property and equipment                (7,932)         (225)       (10,409)             --      (18,566)
   Proceeds from sales of property and equipment          10            --          4,545              --        4,555
------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities              (2,712)       (1,392)        (5,864)         (4,043)     (14,011)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                            --            --        (10,002)             --      (10,002)
   Borrowings on debt                                     --            --          1,546              --        1,546
   Repayment of debt and capital lease obligations   (31,678)           --         (5,000)             --      (36,678)
   Net capital contribution from (to) parent              --        (5,210)         1,167           4,043           --
   Net borrowings and payments on
     intercompany balances                             1,823            --         (1,823)             --           --
   Common stock issued, net of expenses                2,735            --             --              --        2,735
   Other                                                 (41)           --             --              --          (41)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                            (27,161)       (5,210)       (14,112)          4,043      (42,440)
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                          --            --          4,086              --        4,086
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                       (6,124)          784          1,335              --       (4,005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         7,477         2,102         12,726              --       22,305
------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                $   1,353     $   2,886       $ 14,061       $      --   $   18,300
========================================================================================================================

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

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for the three and nine months ended September 30, 2001 and 2000, and are summarized in the following table. We analyze and explain the differences between periods for the components of net income (loss) in the following section.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE SAME PERIODS OF 2000

In this section, we discuss our operating results and the factors affecting them. We begin with a general overview, then separately discuss the components of net income (loss) in more detail.

OVERVIEW
--------

We summarize our net income (loss) and net income (loss) per common share - diluted, and the impacts of asset impairment and restructuring expenses and other items, in the following tables:

NET INCOME (LOSS)

                                THREE MONTHS        NINE MONTHS
                                    ENDED             ENDED
                                SEPTEMBER 30,     SEPTEMBER 30,
                                -------------     -------------
                                2001     2000     2001     2000
-----------------------------------------------------------------
                                         (in millions)
Net income (loss), before
   restructuring expenses
   and other items             $ 1.1  $   3.7   $ (2.0)  $ 11.1
Asset impairment and
   restructuring expenses,
   net of tax                   (2.4)      --    (24.6)    (2.0)
Losses on disposals
   of fixed assets,
   net of tax                     --       --     (0.8)      --
Write-off of credit
   acquisition costs            (0.8)      --     (0.8)      --
Valuation allowance on
   U.K. deferred tax assets       --       --     (3.3)      --
Tax benefit expected to
   to be realized
   in future years              (3.8)      --      6.0       --
------------------------------------------------------------------
Net income (loss)              $(5.9) $   3.7   $(25.5)  $  9.1
==================================================================

NET INCOME (LOSS) PER COMMON SHARE-DILUTED

                                 THREE MONTHS       NINE MONTHS
                                     ENDED             ENDED
                                 SEPTEMBER 30,      SEPTEMBER 30,
                                 -------------     ---------------
                                 2001     2000     2001       2000
------------------------------------------------------------------

Net income (loss) per share,
   before restructuring expenses
   and other items              $ 0.02   $ 0.05   $(0.03)   $ 0.15
Asset impairment and
   restructuring expenses,
   net of tax                    (0.04)      --    (0.33)    (0.03)
Losses on disposals
   of fixed assets,
   net of tax                       --       --    (0.01)       --
Write-off of credit
   acquisition costs             (0.01)      --    (0.01)       --
Valuation allowance on
   U.K. deferred tax assets         --       --    (0.05)       --
Tax benefit expected
   to be realized
   in future years               (0.05)      --     0.08        --
-------------------------------------------------------------------
Net income (loss) per share     $(0.08)  $ 0.05   $(0.35)   $ 0.12
===================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD OF 2000
We had a net loss of $5.9 million, or ($0.08) per share, in the third quarter of 2001, compared to net income of $3.7 million, or $0.05 per share, in the third quarter of 2000. Results in 2001 were primarily impacted by $2.4 million of asset impairment and restructuring expenses, a $0.8 million write-off of credit acquisition costs, and a $3.8 million decrease in deferred tax assets that we recorded during the first quarter.

Excluding the asset impairment and restructuring expenses and the other items described above, we had net income of $1.1 million, or $0.02 per share, in the third quarter of 2001 compared to net income of $3.7 million, or $0.05 per share, in the third quarter of 2000. We had lower net income in 2001 mostly due to a 6.2% decline in revenues and lower gross profit margins.

We describe the factors affecting our third quarter operating results in more detail in the following section.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

We had a net loss of $25.5 million, or ($0.35) per share, in the nine months ended September 30, 2001, compared to net income of $9.1 million, or $0.12 per share, in the same period of 2000. Results in 2001 were primarily impacted by asset impairment and restructuring expenses and other items that we recorded in the second and third quarters. These charges were offset partially by a $6.0 million net income tax benefit that we recorded as a result of our election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes.

Excluding the asset impairment and restructuring expenses and other items described above in 2001 and $2.0 million net of tax asset impairment and restructuring expenses in 2000, we had a net loss of $2.0 million, or ($0.03) per share, in 2001 compared to net income of $11.1 million, or $0.15 per share in 2000. We had a net loss in the nine months ended September 30, 2001 mostly due to a 7.3% decline in revenues and lower gross profit margins.

We describe the factors affecting our nine-month operating results in more detail in the following section.
--------------------------------------------------------------------------------

COMPONENTS OF NET INCOME (LOSS)
-------------------------------

As you read this section, please refer to the following summary of our income statement data on a percentage-of-revenue basis.

                                               THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------     ---------------------------------------
                                                  2001                  2000                  2001                  2000
                                           -----------------     -----------------     -----------------    ------------------
                                               $        %            $        %            $        %            $        %
                                           --------   ------     --------   ------     --------  -------    ---------  -------
                                                                              (in thousands)
REVENUES                                 $ 173,793    100.0%     $ 185,289   100.0%    $ 535,584   100.0%   $ 577,705    100.0%
-------------------------------------------------------------------------------------------------------------------------------

Direct labor and
   telecommunications expenses              97,811     56.3%        97,199    52.5%      299,977    56.0%     301,294     52.2%
Subcontracted and
   other services expenses                   9,197      5.3%        12,395     6.7%       27,521     5.2%      39,962      6.9%
Operating, selling, and
   administrative expenses                  60,652     34.9%        65,499    35.3%      199,962    37.3%     205,575     35.6%
Asset impairment and
   restructuring expenses                    2,397      1.4%            --    --          26,185     4.9%       3,520      0.6%
-------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                      3,736      2.1%        10,196     5.5%      (18,061)   (3.4%)     27,354      4.7%

Interest expense, net                       (2,884)    (1.6%)       (2,895)   (1.6%)      (8,650)   (1.6%)     (9,497)    (1.6%)
Other expense, net                          (1,051)    (0.6%)         (233)   (0.1%)      (2,523)   (0.5%)       (431)    (0.1%)
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
   (BENEFIT) AND MINORITY INTEREST            (199)    (0.1%)        7,068     3.8%      (29,234)   (5.5%)     17,426      3.0%

Income tax expense (benefit)                 5,166      3.0%         3,039     1.6%       (4,485)   (0.8%)      7,494      1.3%
Minority interest                              524      0.3%           374     0.2%          751     0.1%         833      0.1%
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        $  (5,889)    (3.4%)    $   3,655     2.0%    $ (25,500)   (4.8%)  $   9,099      1.6%
===============================================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

REVENUES
Revenues decreased $11.5 million, or 6.2%, in the third quarter of 2001 compared to the same period of 2000. The changes in revenues by geographic region are shown in the following table:

                                        $           %
-------------------------------------------------------
                                         (in millions)

North America                      $  (4.1)      (3.6%)
Europe                                (8.6)     (16.0%)
Asia Pacific                          (1.8)     (22.3%)
Latin America                          3.0       36.7%

Revenues decreased in Europe mostly due to the loss of two large clients in the United Kingdom, which took their customer acquisition businesses in-house, and lower revenues in Spain. The strength of the U.S. dollar versus the British pound and Euro accounted for about $1.4 million, or 16%, of this decrease. The decrease in Asia Pacific primarily related to restructuring our operations in Japan and transferring our existing Japanese business to Bellsystem24 in the second quarter of 2000. The decrease in North America was primarily attributable to lower customer acquisition revenues as a result of the September 11th, 2001 attack on the United States. The increase in Latin America was attributable to new work we performed for clients in Brazil and Mexico.

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

Direct Labor and Telecommunications Expenses increased $0.6 million, or 0.6%, in the third quarter of 2001 compared to the same period of 2000. As a percentage of revenues, Direct Labor and Telecommunications Expenses increased from 52.5% in the third quarter of 2000 to 56.3% in the third quarter of 2001. This increase was due to reduced labor efficiency caused by a higher than normal number of client programs ramping up and ramping down during the quarter and some reductions in pricing.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and Other Services Expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and Other Services Expenses decreased $3.2 million, or 25.8%, in the third quarter of 2001 compared to the same period of 2000. The decline in these expenses was due mostly to a reduction in the use of third party contact centers in the U.S. due to a reduction in customer acquisition services and lower reimbursable expenses in the U.S. and Europe.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, Selling and Administrative Expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, Selling and Administrative Expenses decreased $4.8 million, or 7.4%, in the third quarter of 2001 compared to the same period of 2000. The decline in these expenses was the direct result of our restructuring plan that began at the end of the second quarter. We estimate that the ongoing annual savings from the restructuring will exceed $20 million. As a percentage of revenues, Operating, Selling and Administrative Expenses decreased from 35.3% in the third quarter of 2000 to 34.9% in the third quarter of 2001.

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

As part of our restructuring plan, we plan to reduce fixed overhead to improve profitability by substantially completing the following by December 31, 2001:

o eliminating approximately 350 operating, selling, and administrative positions globally, and
o reducing excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

In connection with this restructuring, we recorded $23.8 million of asset impairment and restructuring charges, or $22.1 million net of tax, in the second quarter of 2001. In the third quarter of 2001, we recorded $2.4 million of additional charges related to the plan.

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

OPERATING INCOME (LOSS)
We had operating income of $3.7 million in the third quarter of 2001, compared to $10.2 million in the third quarter of 2000. As a percentage of revenues, operating income was 5.5% in the third quarter of 2000 and declined to 2.1% in the third quarter of 2001. This change resulted from all of the factors affecting revenues and expenses discussed earlier in this section.

INTEREST EXPENSE, NET
Interest expense, net of interest income, was about the same in the third quarter of 2001 compared to the same period of 2000.

OTHER EXPENSE, NET
Other expense, net of other income, increased $0.8 million in the third quarter of 2001 compared to the same period of 2000 because we wrote off $0.8 million of credit acquisition costs in connection with the amendment of our credit facility in August 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded income tax expense of $5.2 million in the third quarter of 2001 compared to income tax expense of $3.0 million in the third quarter of 2000. The third quarter 2001 reflects a $3.8 million deferred income tax expense we recorded to increase the valuation allowance on the deferred tax asset we recorded in the first quarter that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. We increased the valuation allowance to reflect Management's best estimate of the likely recovery of our deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD OF 2000

REVENUES
Revenues decreased $42.1 million, or 7.3%, in the nine months ended September 30, 2001 compared to the same period of 2000. The changes in revenues by geographic region are shown in the following table:


                                       $           %
-------------------------------------------------------
                                       (in millions)

North America                      $   1.4        0.4%
Europe                               (41.4)     (22.0%)
Asia Pacific                          (8.6)     (31.6%)
Latin America                          6.5       29.0%

Revenues decreased in Europe for the same reasons as those described in the third quarter discussion above. The strength of the U.S. dollar versus the British pound and Euro accounted for about $10.1 million, or 24%, of this decrease. The decrease in Asia Pacific primarily related to restructuring our operations in Japan and transferring our existing Japanese business to Bellsystem24 in the second quarter of 2000.

The increase in Latin America was attributable to new work we performed for clients in Brazil and Mexico. The increase in North America was primarily attributable to additional customer care services we provided to a number of our large global clients, which was partially offset by a reduction in customer acquisition revenues. The reduction in customer acquisition revenues was due, in part, to the September 11th, 2001 attack on the United States.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct Labor and Telecommunications Expenses decreased $1.3 million, or 0.4%, in the nine months ended September 30, 2001 compared to the same period of 2000. As a percentage of revenues, Direct Labor and Telecommunications Expenses increased from 52.2% in the nine months ended September 30, 2000 to 56.0% in the nine months ended September 30, 2001. This increase was primarily due to reduced labor efficiency caused by an unanticipated decline in revenues during the first quarter and by a higher than normal number of client programs ramping up and ramping down and some reductions in pricing during the second and third quarters.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and Other Services Expenses decreased $12.4 million, or 31.1%, in the nine months ended September 30, 2001 compared to the same period of 2000. The decline in these expenses was due mostly to a reduction in the use of third party contact centers in the U.S. due to a reduction in customer acquisition services and lower reimbursable expenses in the U.S. and Europe.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, Selling and Administrative Expenses decreased $5.6 million, or 2.7%, in the nine months ended September 30, 2001 compared to the same period of 2000. The decline in these expenses was mostly due to our restructuring plan that began at the end of the second quarter. As a percentage of revenues, Operating, Selling and Administrative Expenses increased from 35.6% in the nine months ended September 30, 2000 to 37.3% in the nine months ended September 30, 2001.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the second quarter of 2001, we recorded $23.8 million of asset impairment and restructuring charges, or $22.1 million net of tax, related to the restructuring plan we announced in June 2001 as described above. In the third quarter of 2001, we recorded $2.4 million of additional charges related to the plan.

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

OPERATING INCOME (LOSS)
We had an operating loss of $18.1 million in the nine months ended September 30, 2001, compared to operating income of $27.4 million in the same period of 2000. As a percentage of revenues, operating income was 4.7% in the nine months ended September 30, 2000 and declined to a negative 3.4% in the nine months ended
September 30, 2001. This change resulted from all of the factors affecting revenues and expenses discussed earlier in this section.

INTEREST EXPENSE, NET
Interest expense, net of interest income, decreased $0.8 million, or 8.9%, in the nine months ended September 30, 2001 compared to the same period of 2000, mostly due to a lower level of average debt outstanding during 2001.

OTHER EXPENSE, NET
Other expense, net of other income, increased $2.1 million in the nine months ended September 30, 2001 compared to the same period of 2000 because we recorded $1.3 million of losses on disposals of certain assets during the second quarter, and we wrote off $0.8 million of credit acquisition costs in connection with the amendment of our credit facility the third quarter.

INCOME TAX EXPENSE (BENEFIT)
We recorded an income tax benefit of $4.5 million in the nine months ended September 30, 2001 compared to income tax expense of $7.5 million in the same period of 2000. The 2001 benefit reflects:

o a $6.0 million net deferred income tax benefit we recorded as a result of our election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes, and
o the $2.2 million tax benefit we recorded on the asset impairment and restructuring charges and the losses on disposals of assets in the second quarter.

These benefits were offset by a $3.3 million deferred income tax expense we recorded in the second quarter to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

FINANCIAL CONDITION

CASH FLOWS
----------

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year.

Nine Months Ended September 30,        2001        2000
--------------------------------------------------------
                                         (in millions)
NET CASH PROVIDED BY (USED IN):
   Operating activities            $   40.1    $   48.4
   Investing activities               (34.7)      (14.0)
   Financing activities                 5.8       (42.4)

2001
In the nine months ended September 30, 2001, cash provided by operating activities came from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $33.1 million and a $13.4 million decrease in trade accounts receivable, which were partially offset by a $6.6 million decrease in other liabilities.

In the nine months ended September 30, 2001, we used cash for investing activities mostly to purchase $33.2 million of property and equipment, and we invested $1.2 million in a joint venture in India.

In the nine months ended September 30, 2001, cash provided by financing activities came mostly from additional borrowings, net of repayments, of $5.4 million.

2000
In the nine months ended September 30, 2000, cash provided by operating activities consisted mostly of income before asset impairment and restructuring expenses and depreciation and amortization of $46.1 million, a decrease in trade accounts receivable of $6.0 million, and a decrease in other assets of $5.0 million. These were partially offset by a reduction in trade accounts payable of $9.5 million.

In the nine months ended September 30, 2000, we used cash for investing activities to purchase $18.6 million of property and equipment.

In the nine months ended September 30, 2000, we used cash for financing activities to make net repayments of $45.1 million on notes payable, debt and capital lease obligations.

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

As a result of the amendment, we wrote off $0.8 million of credit acquisition costs related to the original facility in the third quarter of 2001.

At September 30, 2001, we had $40.4 million of available borrowings under the amended facility, and were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 171,800 shares at a total cost of $0.3 million. Our amended credit facility limits the amount of aggregate restricted payments, including stock repurchases, to $1.0 million plus certain equity transaction proceeds not currently applicable.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2002, so we must adopt the provisions of SFAS No. 143 in our financial statements for the quarter ended March 31, 2003. We do not expect the adoption of this statement to significantly impact our consolidated financial statements.

In October 2001, the Financial Accounting Standards Board also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so we must adopt the provisions of SFAS No. 144 in our financial statements for the quarter ended March 31, 2002. We do not expect the adoption of this statement to significantly impact our consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the nine months ended September 30, 2001, our average borrowings under our bank credit facility were $11.2 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

PART II - OTHER INFORMATION

ITEM 5. OTHER MATTERS

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

     None.


(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SITEL Corporation
                                                     (REGISTRANT)


Date:    November 14, 2001            By  /s/     James E. Stevenson
                                             --------------------------------
                                                  JAMES E. STEVENSON
                                                Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)