Form 10-K
period 2001-12-31
SITEL CORP
filed 2002-03-28
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

Commission File Number	Exact name of registrant as specified in its charter	IRS Employer Identification No.

1-12577	SITEL CORPORATION	47-0684333

MINNESOTA
(State or Other Jurisdiction of Incorporation or Organization)

111 S. CALVERT STREET, SUITE 1900 BALTIMORE, MARYLAND	21202
(Address of principal executive offices)	(Zip Code)

(410) 246-1505
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 Par Value	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2002 was $122,896,467 based upon the closing price of $2.74 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company’s stock have been included as “affiliates.”

COMMON STOCK, $.001 PAR VALUE — 74,357,431 SHARES OUTSTANDING AS OF MARCH 6, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
III	Certain sections of the Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2002.

SITEL CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans,” and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

•             reliance on major clients,

•             conditions affecting clients’ industries,

•             clients’ budgets and plans,

•             unanticipated labor, contract or technical difficulties,

•             delays in ramp up of services under contracts,

•             reliance on major subcontractors and strategic partners,

•             risks associated with managing a global business,

•             fluctuations in operating results,

•             reliance on telecommunications and computer technology,

•             dependence on labor force,

•             industry regulation,

•             general and local economic conditions,

•             competitive pressures in our industry,

•             foreign currency risks,

•             the effects of leverage,

•             dependency on credit availability,

•             restrictions imposed by the terms of indebtedness, and

•             dependence on key personnel and control by management.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of  this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors.

PART I

Item 1. Business

General

References in this report to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of many of the world’s leading brands primarily in the consumer products, financial services, insurance, telecommunications, technology, and utilities industries. By providing customer acquisition, customer care, technical support, and risk management services on an outsourced basis, we help our clients attain greater levels of customer satisfaction and loyalty. We additionally provide operational and information technology professional services for both outsourced and internal contact centers focused on delivering productivity improvements and cost efficiencies.

Founded in 1985, we have grown to include operations in North America, Europe, Asia Pacific, and Latin America. We have approximately 25,000 committed employees worldwide that actively represent many of the world’s leading brand names. We operate from over 18,000 workstations in 84 contact centers located in 20 countries, and offer services in more than 25 languages and dialects.

We operate our contact centers based on the core belief that people do business with people, a reality that persists even in the age of anonymous online communications and one-click shopping. Our customer support services are designed to enhance the quality of interaction at every stage in the customer lifecycle, from identification and acquisition of new customers, to customer service for existing customers, to the provision of technical support, help desks and assistance in managing receivables. Our operational and technology professional services are designed to optimize every aspect of the day-to-day operation of both outsourced and internal contact centers. Our value added services allow customers to select their preferred channel of communication, including voice, web, e-mail, fax, and wireless interactions.

Industry Overview

Over the last 10 years our industry has evolved from outsourcers providing customer services from primarily a low-technology, single-facility environment to supporting multi-national corporations’ CRM strategies from large, full service, multi-channel contact centers located around the world. Today, companies are increasingly focused on optimizing the value of their relationships with their customers. Fueling this trend is the explosive growth in consumer use of the Internet and e-mail, and the increasingly remote nature of customer interactions. Companies now face the business imperative to deliver consistent levels of quality customer service regardless of the channel of communication chosen.

With new technologies, each customer interaction via e-mail, the web or directly with a customer service professional, allows companies to learn more about their customer’s profile, decision-making process, and channel preference. This data can then be used to update a company’s customer information database, enabling true one-to-one marketing. As a result of these advantages, contact center-based customer relationship management activity is becoming central to the way leading organizations choose to build and maintain customer relationships.

The contact center outsourcing market is large and is estimated to grow rapidly over the next three years.  IDC, a respected industry analysis group, estimates that the worldwide contact outsource business will grow from $30 billion in the year 2000 to $76 billion by the year 2005, or an average increase of 20% per year. Corporations are increasingly shifting key business processes from internal operations to outsourced partners. This trend has been further fueled by the growing complexity of integrating technology and communication. We expect to see the market increase as companies focus on their core competencies and rely on service providers like SITEL to deliver comprehensive contact center solutions.

Our Business

We design, implement, and operate contact centers in support of clients’ CRM strategies that allow our clients to enhance the value of their customer contacts, relationships, and information. At every stage of the customer or product lifecycle, we endeavor to give our clients’ customers an experience that will:

•             reinforce their trust in the brand,

•             compel them to stay loyal, and

•             encourage their advocacy and support regardless of how they communicate with our clients and their brands.

Whether that is an individual customer or a business customer, and whether they phone, e-mail or browse the client’s website, our mission is to create customer loyalty and value, to increase sales, and to differentiate the client’s brand in a positive manner.

We operate from 84 facilities in 20 countries throughout the four major regions of the globe, and offer services in more than 25 languages and dialects. We bring industry focus and expertise in the consumer products, financial services, insurance, telecommunications, technology, and utilities sectors.

The Services We Offer

We view every customer contact as an opportunity to build our clients’ brand equity and strengthen relationships with our clients’ customers. We offer a suite of added-value customer support services addressing every stage of the customer or product lifecycle, as well as operational and technology professional services that are designed to optimize every aspect of the day-to-day operation of both outsourced and internal contact centers. Each of our services leverages our contact center expertise and is tailored to meet the client’s unique business requirements. We offer the following services:

Customer Acquisition

Our customer acquisition services include prospect identification, campaign management, lead generation, and fulfillment. In coordination with our clients’ sales objectives, we implement and execute marketing campaigns using multi-channel communications in coordination with advertising and promotional sales programs. By tracking customer value over time against the cost of acquisition, we help our clients improve the quality and value of new customers while reducing the total cost of acquisition. We help clients find and win customers through:

•             list building,

•             outbound sales,

•             inbound sales or order taking,

•             lead generation,

•             direct response television/bureau,

•             product information requests related to potential sales,

•             subscription renewals, and

•             database cleaning and updating.

Customer Care

Focused on enhancing the customer experience, our customer care services range from utilizing self-service products for frequently asked questions, to using web chat sessions for complex installation problems, to employing highly trained technicians for product support. We specialize in the design and delivery of complex, multi-channel solutions, including the use of cost competitive offshore locations. We act as the voice of the customer to our clients, providing valuable, real time feedback on new products or campaigns. Our customer care services include:

•             complaint and issue resolution,

•             change of personal details and billing information,

•             thank-you or other client-initiated information contacts,

•             reservations,

•             loyalty initiatives,

•             investor account inquiries,

•             government information,

•             dealer location contacts,

•             insurance claims processing,

•             fraud detection/prevention calls,

•             back office requests, such as connecting a new line, disconnecting service and requesting maintenance support,

•             warranty call handling, and

•             administrative support regarding a customer’s policy, lease or account.

Technical Support

Targeted at industries with dynamic product lifecycles, like high technology, we provide a broad range of technical support services focused on achieving measurable, total customer satisfaction. We employ technically trained and dedicated teams on an integrated, multi-channel platform, to provide comprehensive technical product support. We tailor the technical support processes to our clients’ needs, including required activities, escalation procedures, and system level reporting. By analyzing product-related call patterns gathered from the technical support function, we are able to provide additional insight into future product development initiatives. In providing technical support services, we:

•             handle troubleshooting calls,

•             respond to software and hardware problems,

•             provide support for Internet service problems,

•             manage corporate help desks, and

•             provide warranty or post-warranty support.

Risk Management

We provide international receivables management programs for large corporations. We believe in a consultative approach, sharing industry-wide best practices to tailor a unique solution for each of our client’s specific needs. We design programs to ensure optimal loss mitigation while emphasizing customer retention. Our risk management services include:

•             pre- and post-charge-off collections,

•             early fraud identification,

•             credit card activations,

•             property recovery programs,

•             skip tracing, and

•             disaster prevention and recovery.

Professional Services

Designed to optimize every aspect of the day-to-day operation of both outsourced and internal contact centers, we offer operational and technology professional services to clients worldwide. We help clients align their business with their customers by helping them plan and execute appropriate customer relationship management strategies. Our expertise also includes the ability to deliver complex information technology services, as well as ongoing management services related to the successful operation of large-scale contact centers. Our professional services include:

•             analysis and segmentation of customer databases,

•             instructional design and training delivery,

•             development and implementation of customer contact strategies,

•             systems design and development,

•             analysis of current customer sales/support environments,

•             requirements analysis and process development,

•             analysis and planning for contact center consolidation/centralization,

•             process modeling/workflow mapping,

•             contact center efficiency analysis,

•             best practice analysis and work instruction development,

•             contact center implementation planning.

The Communication Channels We Use

We use the telephone, fax, and the Internet as means of communication to provide the services we offer. Each of these communication channels is described below:

Telephone-Based Services

We handle approximately 400 million customer calls annually via the telephone.  We have been making and taking telephone calls on behalf of Global 1000 companies since our founding more than sixteen years ago.  We have progressively grown our telephone capabilities from operating simple outbound dialing campaigns, to offering robust customer contact strategies to our long-term partners. Our customer service professionals use the telephone as the main communication tool in support of all of our service offerings.

Internet-Based Services

As the Internet has become an increasingly important communications medium between our clients and their customers, we have integrated the Internet into our contact center solutions. Our Internet strategy is to bring human interaction to Internet-based contacts and to use technology enabled by the Internet to handle customer contacts more efficiently and effectively.

We believe that every remote customer contact, whether by telephone, fax, the Internet, or regular mail should be handled in an integrated fashion, leveraging the same customer service professional training and systems integration. We see it as a key goal within our clients’ CRM strategies to deliver a high level of integration and to provide a unified view of the customer. We see this as essential to building strong one-to-one customer relationships. Our Internet-based services are described below.

E-mail Handling

Our customer service professionals provide timely, knowledgeable, and comprehensive replies to incoming e-mails that request customer service and technical support. Our contact center platform also provides automated e-mail response based on key word recognition.

Voice and Text-Based Chat Web Site Support

We provide voice chat support — enabling customers to simultaneously talk to a customer service professional while visiting a client’s web site — using the Internet Call Center that we co-developed with Lucent Technologies in 1998. Text-based chat allows for proactive or responsive communications with any web site visitor to provide sales support or customer service. These chat services are further enabled by capabilities to push web pages to web visitors and the ability of the web agent to work collaboratively with the web visitor.

Self-Service and Browsing Support

The Internet can enable customers in certain situations to resolve their problems without human assistance. We are actively working with our clients to incorporate self-service capabilities into our solutions to improve customer satisfaction and reduce cost. Examples of self-service support are customers accessing the answers to frequently asked questions via an ‘intelligent’ search of a data or “knowledge base” or prospective customers completing online insurance applications that are subsequently reviewed by our licensed insurance service professionals.

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

The Industries We Serve

We provide contact center solutions primarily across the following industries:

Consumer Products

We service leading consumer products, retail, manufacturing, and publishing companies, including automotive companies, in the following ways:

•             resolving customer problems,

•             responding to customer inquiries,

•             developing and launching new product/sales campaigns,

•             resolving technical problems with products or services,

•             acting as the voice of subscriber-based services,

•             managing product recalls, and

•             performing quality surveys and market analyses.

Financial Services

We work with financial services companies worldwide, including:

•             banks,

•             leasing companies,

•             credit card issuers,

•             mutual fund companies,

•             auto finance companies/subsidiaries,

•             retail financing companies,

•             brokerage firms,

•             service providers,

•             mortgage companies, and

•             other financial institutions.

We provide service activities such as:

•             answering questions regarding lease terms,

•             handling service requests,

•             arranging credit card balance transfers,

•             taking and processing loan applications,

•             resolving technical problems with online services, and

•             making accounts receivable management and fraud prevention calls.

We also conduct integrated sales activities on behalf of clients such as:

•             merchant and customer acquisition,

•             account retention and renewal,

•             lead generation, and

•             appointment scheduling.

Insurance

We provide a broad range of services to the insurance industry, including direct marketing of non-underwritten insurance products such as:

•             hospital accident protection,

•             hospital indemnity protection,

•             health care discount plans, and

•             mechanical breakdown and credit protection.

We also direct market fully underwritten Property & Casualty and Life & Health products. We also support the accidental death and disability, credit life, and supplemental health insurance markets.

In addition to the direct sale of insurance products for our clients, we provide the following services:

•             sales support,

•             after-hours agent support,

•             emergency roadside assistance,

•             claims processing, and

•             full back-office support.

Telecommunications, ISP and Cable

We provide a full range of sales and customer service activities to domestic and international long distance providers, local exchange carriers, cellular and PCS providers, Internet Service Providers, telecommunications equipment manufacturers, and cable and satellite TV companies, including:

•             account management,

•             customer acquisition,

•             fulfillment,

•             directory assistance,

•             receivables management,

•             technical support,

•             sales support and order taking,

•             facilities management,

•             new product launch, and

•             database management.

We provide these services for product lines such as access lines, vertical services, Internet access, long distance, cellular PCS and ISDN data services.

Technology

We provide technical sales, technical support and customer support services for Technology sector companies including computer hardware manufacturers, software publishers, and PDA and other wireless device suppliers. These services include:

•             product launches,

•             complete sales and account management programs,

•             strategic product support,

•             corporate help desk,

•             warranty or post-warranty support, and

•             sunset product support.

Energy and Utilities

We provide services to public and private energy and utility companies, including electric power, natural gas, water and integrated energy providers. We provide the following services to these clients:

•             customer acquisition,

•             customer service,

•             direct sale and cross-sale activities,

•             brand development,

•             appointment setting and schedule management,

•             loyalty campaigns,

•             database management, and

•             development and professional services.

Our Clients

We serve over 300 clients in 20 countries. Our top 20 clients accounted for 62.0% of our revenues in 2001, and include four independently managed business units of General Motors Corporation. These General Motors business units were responsible for 25.4% of our total revenues in 2001. We did not have any other clients under common control that generated more than 10% of our revenues.

Information Technology

We use industry-standard software from Microsoft, Oracle, and others across the administrative functions of our business units. Within industry sectors, we use industry-specific contact processing application systems. We have designed and implemented client (or industry) specific applications to provide highly customized solutions to clients’ specific requirements.  We also utilize a state-of-the-art technology platform (UNIX and NT architecture) with Windows 95/98/2000 and NT-based Compaq, Dell and IBM workstations, predictive dialers and automated call distributors. Our customer service professionals have the tools to initiate and receive effectively and efficiently millions of service transactions per month.

We have designated Siebel e-Business Applications as our preferred technology platform. Siebel interfaces with Oracle as the database engine and Avaya for the Computer Telephony Integration. This provides flexibility and continued return from our investment in existing switch and dialer platforms.

Human Resource Management

Efficient management and operation of large-scale contact center solutions is a highly people intensive business. One of our core competencies is managing a diverse, worldwide workforce. We place great emphasis on our integrated human resource management strategies, including the recruitment, training, development, and retention of our employees at all levels of the organization.

We seek to locate customer contact centers in communities and cities with favorable workforce demographics and populations with necessary language skills. We are committed to equal employment opportunity in every market we serve.

To build rewarding careers for our employees and enable effective planning for future growth:

•             we have developed training and education programs, as well as performance management and career planning processes, designed to enable people to learn (both in classrooms as well as on-the job) and perform at optimum levels on the diverse range of daily e-media customer contacts, on behalf of our multiple-industry clients,

•             we encourage employee self-development, and have developed our own corporate e-Learning university (SITEL University), and

•             we aim to develop and promote individuals from within the organization as much as possible.

As of December 31, 2001, we had approximately 25,000 employees. In our European region, employees in Belgium, Germany, Sweden, and Spain are within the scope of government sponsored collective bargaining agreements and are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider relations with our employees to be good.

Competition

We are one of the largest independent companies executing contact center solutions. Our largest direct competitors include:

•             TeleTech Holdings, Inc.,

•             Convergys Corporation,

•             EDS’s Business Process Management division,

•             Sykes Enterprises, Incorporated,

•             SR. Teleperformance Group,

•             APAC Customer Services, Inc., and

•             West Corporation.

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

Like us, most of the major outsourcing companies are positioning themselves as providers of contact center solutions. However, we believe we are in a leadership position in terms of global presence, large-scale project implementation and operational experience, solutions provided, and industries served. We have implemented and now manage integrated programs using all e-media across the broad range of contact center solutions designed to support the entire customer lifecycle.

Government Regulation

Our business is subject to laws and regulations concerning teleservices, web-services, collection agencies, consumer protection, and the collection and use of consumer data.

United States

In the United States, the Federal Trade Commission (FTC) and many states regulate teleservices, web-services, consumer privacy and the collection and use of consumer data.

The Federal Telephone Consumer Protection Act of 1991 (TCPA) prohibits teleservices firms from initiating telephone solicitations to residential telephone subscribers during certain times, prohibits the use of automated telephone dialing equipment to call certain telephone numbers, and requires teleservices firms to maintain a “do not call” list of residential customers.

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

There are many federal and state laws and regulations governing web-services, consumer privacy, and the collection and use of consumer data. Key federal laws include the:

•             Gramm-Leach-Bliley Act,

•             Health Insurance Portability and Accountability Act of 1996,

•             Children’s Online Privacy Protection Act, and

•             Federal Drivers Privacy Protection Act of 1994.

More than 3,000 state laws and regulations govern different aspects of collection, distribution and use of information about individuals, such as voter registration, driver license information, and consumer credit information. Numerous privacy bills are currently pending in the U.S. Congress, and we expect privacy bills to be introduced this year in a number of states having a legislative session.

Our international risk management business is required to be licensed under various federal, state and provincial collection agency laws and regulations and to comply with fair debt collection practices and consumer credit laws and regulations.

International

Countries outside the United States where we have substantial operations generally have not enacted detailed regulatory frameworks for teleservices. Many countries, including those in the European Union (EU), have enacted or proposed laws that regulate consumer privacy and the collection and use of consumer data.

EU member countries have begun issuing regulations to implement Directive 97/7/EC of 20 May 1997 (the Distance Selling Directive) for the protection of consumers concerning distance contracts. So far nine of the 15 EU member countries have passed legislation implementing the principles of the Directive.  These regulations give protections to consumers who shop by phone, mail order, on the Internet, or digital TV, including:

•             the right to receive clear information about goods and services before deciding to buy,

•             confirmation of this information in writing,

•             a cooling off period of seven working days in which the consumer can withdraw from the contract, and

•             protection from credit card fraud.

Many countries have enacted laws regulating the collection, processing, keeping, use, and disclosure of personal information, including: Argentine Republic, Australia, Austria, Belgium, Brazil, Canada, Chile, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, People’s Republic of China, Hungary, Iceland, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Paraguay, Peru, Poland, Portugal, the Russian Federation, the Slovak Republic, Slovenia, Republic of South Africa, Spain, Sweden, Switzerland, the Republic of China (Taiwan), and the United Kingdom.

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

On December 27, 2001, the EC Commission published a set of standard contractual clauses to be used by data controllers in the EU who wish to transfer an individual’s personal data to processors established in countries outside the EU not currently recognized by the EU as having adequate technical and organizational security measures in place to protect individuals’ personal data (currently only Canada, Hungary, Switzerland and the U.S. are recognized). The requirements are due to take effect on April 3, 2002 and supplement the Data Privacy Directive 95/46/EC, which is the basis for many of the personal data laws that have been enacted by the EU member countries. The standard clauses are designed for inclusion in contracts between such data controllers and processors. The clauses grant rights to both parties as well as the individuals whose personal data is held by the data controllers. The clauses principally oblige the controller and processor to observe and implement certain measures to protect the personal data, and thus allow the legal transmission of such data outside the EU.

The E-Commerce Directive 00/31/EC, published in July 2000, is in the process of being implemented by EU member countries. The chief aim of the Directive is to ensure that the EU reaps the full benefits of e-commerce by boosting consumer confidence and giving information service providers legal certainty without excessive over-regulation. The Directive includes:

•             transparency requirements for web advertising,

•             principles relating to contracting online,

•             limitations on the liability of Internet intermediaries, and

•             requirements for disclosure of any codes of conduct such as online-dispute settlement governing a service provider.

The “Telecoms” Directive 97/66/EC, adopted in 1997, establishes guidelines for the processing of personal data in the telecommunications sector. It is in various stages of implementation in EU member countries, and to date has been implemented in eight of those countries. The Directive sets out principles for:

•    the regulation of direct marketing to individuals by telephone and fax,

•    limitations on the processing of traffic and billing data,

•    calling or connected line identification, and

•    the right of individuals to be excluded from telephone and fax directories of subscribers.

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

The teleservices and web-service industries, consumer groups, and regulatory and legislative bodies are increasingly concerned about “right of privacy” issues as technological advances have dramatically increased the availability of information about consumers. Various technology and direct-marketing industry groups have been addressing the issue of consumer privacy. The Online Privacy Alliance, a broad coalition of high-technology companies, is examining fair information practices and may offer proposals for industry acceptance. The U.S. Direct Marketing Association, the leading trade association of direct marketers, recommends industry participants follow its guidelines for the fair use of information.

Complying with applicable laws, regulations and industry guidelines to date has not had a material adverse effect on our business. Governments, trade associations, and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, which might directly affect our business, or affect our clients’ businesses and thus indirectly our business, in material and adverse ways.

Many of the proposed laws and regulations are in early stages of consideration and no consensus has been reached on privacy and data usage, so we cannot yet determine the impact these proposed laws and regulations may have on our business. Future laws and regulations may require our clients to change their products or services in ways that could diminish the commercial viability of those products or services or require us to modify our contact center solutions to continue effectively meeting our clients’ CRM needs.

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

•             the timing of our clients’ customer relationship management initiatives and customer acquisition and loyalty campaigns,

•             the commencement and terms of new contracts,

•             revenue mix,

•             the timing of additional operating, selling, and administrative expenses to support new business, and

•             the timing of recognition of incentive fees.

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ CRM activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe, and in the first quarter due to the changeover of client marketing strategies that often occurs at the beginning of the year.

Item 2. Properties

Our executive offices are located in Baltimore, Maryland.

As of December 31, 2001, we operated Company Centers in various facilities that we lease and Client Centers that are on client premises, and we used the services of a Remote Operations Site (ROPS), which is owned and operated by an independent third party, as shown in the table below. In addition, we were in the process of starting operations at a client center in Panama at December 31, 2001.

Facility Location	Company Centers	Client Centers	ROPS	Total Facilities	Number of Workstations
Australia	1	—	—	1	304
Belgium	2	—	—	2	544
Brazil	3	—	—	3	454
Canada	4	2	—	6	1,088
Colombia	1	2	—	3	188
France	3	2	—	5	349
Germany	1	—	—	1	597
India	1	—	—	1	282
Ireland	1	—	—	1	328
Jamaica	1	—	—	1	320
Mexico	2	4	—	6	1,318
Netherlands	1	—	—	1	223
New Zealand	1	2	—	3	397
Portugal	1	—	—	1	117
Singapore	1	—	—	1	143
Spain	5	6	—	11	1,801
Sweden	2	1	—	3	286
United Kingdom	5	—	—	5	1,640
United States	24	4	1	29	7,814
Totals:	60	23	1	84	18,193

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Executive officers of SITEL Corporation at the date of this report are:

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years
James F. Lynch	52	Chairman of the Board (since 1985), Chief Executive Officer (since April 2001) and Director	Chief Executive Officer, SITEL Corporation (1985 — January 1997)

Bill L. Fairfield	55	Executive Vice President, Business Development (since March 2002) and Director	Chairman, DreamField Partners, Inc.; Chairman, Chief Executive Officer, and President, Inacom Corp.

Dale W. Saville	57	Executive Vice President, Corporate Development (since October 2000)

Senior Vice President and Chief Technology Officer, Vice President — Product Development, Vice President — EMEA Customer Support Operations, and Vice President — US Customer Support Operations, Sykes Enterprises, Incorporated

Dale R. Schuster	50	Executive Vice President, Strategic Clients (since January 2001)	Senior Vice President, SITEL Corporation; Vice President — Sales & Marketing, Northern Aurora, Inc.; Vice President — Administration and Vice President — Development, CalEnergy

James E. Stevenson, Jr.	46	Executive Vice President and Chief Financial Officer (since April 2001)	Senior Vice President — Finance, SITEL Corporation; Principal — Investment Banking Division Finance, Deutsche Banc Alex.Brown Inc.; Principal and Controller, Alex.Brown Incorporated

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol SWW. The following table sets forth the high and low sale prices of our common stock for the quarters indicated, as reported by the New York Stock Exchange.

	2001		2000
	High	Low	High	Low
First Quarter	$3.94	$2.10	$9.75	$5.75
Second Quarter	$2.82	$1.57	$7.63	$3.81
Third Quarter	$2.00	$0.85	$6.94	$2.44
Fourth Quarter	$2.48	$0.72	$3.31	$2.13

Shares Outstanding and Holders of Common Stock

As of March 6, 2002, we had 74,357,431 shares of common stock outstanding and 600 record holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. The Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Furthermore, our revolving credit facility and Senior Subordinated Notes contain restrictions on the payment of cash dividends.

Item 6. Selected Financial Data

The following Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on the following page, the Consolidated Financial Statements beginning on page F-3, and the Notes to Consolidated Financial Statements beginning on page F-7.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Income Statement Data:

Revenues	$725,048	$764,447	$737,522	$586,318	$491,474

Operating expenses	708,565	722,151	709,626	567,486	456,531
Asset impairment and restructuring expenses (a)	26,185	3,520	9,596	6,607	15,681
Operating income (loss)	(9,702)	38,776	18,300	12,225	19,262

Interest expense, net	(11,642)	(12,067)	(12,785)	(12,747)	(5,096)
Other income (expense), net	(2,606)	(311)	316	263	126
Income (loss) before income taxes and minority interest	(23,950)	26,398	5,831	(259)	14,292

Income tax expense (benefit)	(2,317)	12,570	6,336	966	11,306
Minority interest	947	1,087	304	(651)	174
Net income (loss) from continuing operations	(22,580)	12,741	(809)	(574)	2,812

Extraordinary loss on refinancing of debt, net of taxes	—	—	—	(514)	—
Net income (loss)	$(22,580)	$12,741	$(809)	$(1,088)	$2,812

Weighted average common shares outstanding:
Basic	73,424	71,052	66,550	63,888	61,764
Diluted	73,424	75,201	66,550	63,888	68,811

Income (loss) from continuing operations per common share:
Basic	$(0.31)	$0.18	$(0.01)	$(0.01)	$0.05
Diluted	$(0.31)	$0.17	$(0.01)	$(0.01)	$0.04

	At December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:

Working capital	$72,677	$93,583	$87,384	$41,660	$39,545
Total assets	355,466	380,222	432,909	405,610	385,880
Long-term debt, net of current portion	107,040	108,341	148,330	116,237	115,488
Stockholders’ equity	140,040	169,582	160,698	161,854	158,388

(a)          We discuss asset impairment and restructuring expenses in Note 10 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References in this report to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the consumer products, financial services, insurance, telecommunications, technology, and utilities industries.

In Management’s Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for 2001, 2000, and 1999, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 62.0% of our revenues in 2001, and include four independently managed business units of General Motors Corporation. These General Motors business units were responsible for 25.4% of our total revenues in 2001. We did not have any other clients under common control that generated more than 10% of our revenues. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

Our liquidity, including our ability to comply with restrictive debt covenants, may be adversely affected if we were to lose a significant client or as a result of significant changes in client demand if we are unable to efficiently re-deploy our human and capital resources.

In the following sections, we also discuss the importance of our critical accounting policies and the use of accounting estimates, and their potential impacts on our results of operations.

Critical Accounting Policies

Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements. Of those policies, we have identified the following to be critical accounting policies because they are the most important to the portrayal of our results of operations and financial condition, and they require management’s most difficult, subjective, or complex judgments:

•    estimates of uncollectible trade accounts receivable to determine an allowance for doubtful accounts,

•    estimates of the useful lives for property, equipment, and goodwill, and

•             estimates of future taxable income that is required to support the carrying value of deferred tax assets and estimates of the related valuation allowance.

Trade Accounts Receivable

We report our trade accounts receivable net of an allowance for doubtful accounts, which represents management’s estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms. The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling, and administrative expense in our Consolidated Statements of Income, which would reduce our results of operations. Our accounts receivable balance at December 31, 2001 was $129.2 million, net of an allowance for doubtful accounts of $5.2 million.

Property, Equipment, and Goodwill

We record property and equipment at cost, and calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. We amortize leasehold improvements and assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

Goodwill represents the difference between the purchase price we paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets we acquired. We amortize goodwill on a straight-line basis over 25 years. Goodwill as of December 31, 2001 was $73.2 million, net of accumulated amortization of $18.8 million.

We monitor events and changes in circumstances which may require us to review the carrying value of our long-lived assets. We review the recoverability of our goodwill at each consolidated balance sheet date. We assess the recoverability of our long-lived assets and goodwill based on estimated undiscounted future operating cash flows. We measure impairment, if any, by comparing the carrying value of the asset to its fair value. We recognize an impairment loss if the carrying value exceeds the fair value. Our assessment of the recoverability of our long-lived assets, including goodwill, will be impacted if estimated future operating cash flows are not achieved.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

•             replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and

•             requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so we must adopt the provisions of SFAS No. 142 in our financial statements for the quarter ended March 31, 2002. Beginning January 1, 2002, we stopped amortizing our goodwill, which means that we will not record any goodwill amortization expense in our Consolidated Statements of Income in 2002 and future years. Total goodwill amortization expense in 2001 was $3.6 million.

We have not yet evaluated whether or not we will have any impairment charges in our consolidated financial statements in 2002 that may result from the impairment test that is required upon adoption of this statement.

Deferred Income Taxes

We must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes. The future tax effects of the differences in these items, as well as operating loss and tax credit carryforwards, are reported as deferred tax assets or liabilities in our Consolidated Balance Sheets.

We assess the likelihood that our deferred tax assets will be recovered from future estimated taxable income. To the extent we believe that recovery is not likely, we establish valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be realized. The net deferred tax asset as of December 31, 2001 was $15.8 million, net of a valuation allowance of $38.9 million.

Significant management judgment is required in determining any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $38.9 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. These assets consist of tax amortization in excess of book amortization related to the acquisition of a business and certain net operating losses and foreign tax credits carried forward. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets can be recovered. In the event that actual results differ from these estimates or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

Use of Accounting Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles that affect:

•             our reported amounts of assets and liabilities at the dates of the financial statements,

•             our disclosure of contingent assets and liabilities at the dates of the financial statements, and

•             our reported amounts of revenues and expenses during the reporting periods.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

Results of Operations

In this section, we discuss our operating results and the factors affecting them. We begin with a general overview, then separately discuss the components of net income (loss) in more detail. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous page. Please refer to that discussion as you read this section.

Overview

We summarize our net income (loss) and net income (loss) per common share — diluted, and the impacts of asset impairment and restructuring expenses and other items, in the following tables:

Net Income (Loss)

	Years Ended December 31,
	2001	2000	1999
	(in millions)
Net income (loss), before restructuring expenses and other items	$0.9	$14.7	$7.5
Asset impairment and restructuring expenses, after tax	(24.6)	(2.0)	(8.3)
Losses on disposals of fixed assets, after tax	(0.8)	—	—
Write-off of credit acquisition costs	(0.8)	—	—
Valuation allowance on U.K. deferred tax assets	(3.3)	—	—
Tax benefit expected to to be realized in future years	6.0	—	—
Net income (loss)	$(22.6)	$12.7	$(0.8)

Net Income (Loss) Per Common Share—Diluted

	Years Ended December 31,
	2001	2000	1999
Net income (loss) per share, before restructuring expenses and other items	$0.01	$0.20	$0.10
Asset impairment and restructuring expenses, after tax	(0.33)	(0.03)	(0.11)
Losses on disposals of fixed assets, after tax	(0.01)	—	—
Write-off of credit acquisition costs	(0.01)	—	—
Valuation allowance on U.K. deferred tax assets	(0.05)	—	—
Tax benefit expected to be realized in future years	0.08	—	—
Net income (loss) per share	$(0.31)	$0.17	$(0.01)

2001 Compared to 2000

We had a net loss of $22.6 million, or ($0.31) per share, in 2001, compared to net income of $12.7 million, or $0.17 per share, in 2000. Results in 2001 were primarily impacted by asset impairment and restructuring expenses and other items that we recorded in the second and third quarters of the year. These charges were offset partially by a $6.0 million net income tax benefit that we recorded as a result of our election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. All of these items are summarized in the table above.

Excluding the asset impairment and restructuring expenses and other items described above in 2001 and $2.0 million of after-tax asset impairment and restructuring expenses in 2000, we had net income of $0.9 million, or $0.01 per share, in 2001 compared to net income of $14.7 million, or $0.20 per share, in 2000. This decline resulted mostly from a 5.2% decrease in revenues and lower gross profit margins in 2001.

2000 Compared to 1999

We had net income of $12.7 million, or $0.17 per share, in 2000, compared to a net loss of $0.8 million, or ($0.01) per share, in 1999. Results in 2000 included a $2.0 million after-tax asset impairment and restructuring expense, compared to an $8.3 million after-tax expense in 1999, and Operating, Selling, and Administrative Expenses were $5.2 million lower in 2000 than in 1999.

Excluding asset impairment and restructuring expenses in 2000 and 1999, we had net income of $14.7 million, or $0.20 per share, in 2000 compared to net income of $7.5 million, or $0.10 per share, in 1999. This increase resulted mostly from a 3.7% decrease in revenues and lower Operating, Selling, and Administrative Expenses in 2000.

We describe the factors affecting our 2001, 2000, and 1999 operating results in more detail in the following section.

Components of Net Income (Loss)

As you read this section, please refer to the following table that summarizes our income statement data on a percentage-of-revenue basis

	Years Ended December 31,
	2001		2000		1999
	$	%	$	%	$	%
	(in thousands)
Revenues	$725,048	100.0%	$764,447	100.0%	$737,522	100.0%

Direct labor and telecommunications expenses	411,066	56.7%	398,809	52.2%	373,518	50.6%
Subcontracted and other services expenses	36,949	5.1%	51,452	6.7%	59,024	8.0%
Operating, selling, and administrative expenses	260,550	35.9%	271,890	35.6%	277,084	37.6%
Asset impairment and restructuring expenses	26,185	3.6%	3,520	0.4%	9,596	1.3%
Operating income (loss)	(9,702)	(1.3)%	38,776	5.1%	18,300	2.5%

Interest expense, net	(11,642)	(1.6)%	(12,067)	(1.6)%	(12,785)	(1.7)%
Other income (expense), net	(2,606)	(0.4)%	(311)	(0.1)%	316	0.0%
Income (loss) before income taxes
and minority interest	(23,950)	(3.3)%	26,398	3.4%	5,831	0.8%

Income tax expense (benefit)	(2,317)	(0.3)%	12,570	1.6%	6,336	0.9%
Minority interest	947	0.1%	1,087	0.1%	304	0.0%
Net income (loss)	$(22,580)	(3.1)%	$12,741	1.7%	$(809)	(0.1)%

2001 Compared to 2000

Revenues

Revenues decreased $39.4 million, or 5.2%, in 2001 compared to 2000. The changes in revenues by geographic region are shown in the following table:

	$	%
	(in millions)
North America	$(3.0)	(0.6)%
Europe	(40.6)	(17.1)%
Asia Pacific	(8.6)	(25.6)%
Latin America	12.8	43.2%

Revenues decreased in Europe mostly due to the loss of two large clients in the United Kingdom, which took their customer acquisition businesses in-house, and lower revenues in Spain. The strength of the U.S. dollar versus the British pound and Euro accounted for about $9.4 million, or 23%, of this decrease. The decrease in Asia Pacific primarily related to restructuring our operations in Japan and transferring our existing Japanese business to Bellsystem24 in the second quarter of 2000. The decrease in North America was primarily attributable to a reduction in customer acquisition revenues that was due, in part, to the September 11th, 2001 attack on the United States. The increase in Latin America was attributable to new work we performed for clients in Brazil and Mexico.

Direct Labor and Telecommunications Expenses

Direct Labor and Telecommunications Expenses include the compensation of our customer service professionals and their first line supervisors and telephone usage expenses directly related to the production of revenues.

Direct labor and telecommunications expenses as a percentage of revenues can vary based on the nature of the contract, the nature of the work, and the market in which the services are provided. Accordingly, direct labor and telecommunications expenses as a percentage of revenues can vary, sometimes significantly, from year to year.

Direct Labor and Telecommunications Expenses increased $12.3 million, or 3.1%, in 2001 compared to 2000. As a percentage of revenues, Direct Labor and Telecommunications Expenses increased from 52.2% in 2000 to 56.7% in 2001. This increase was primarily due to reduced labor efficiency caused by:

•             an unanticipated decline in revenues,

•             a higher than normal number of client programs ramping up and ramping down during the year, and

•             some reductions in pricing.

Subcontracted and Other Services Expenses

Subcontracted and Other Services Expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and Other Services Expenses decreased $14.5 million, or 28.2%, in 2001 compared to 2000. The decline in these expenses was due mostly to a reduction in the use of third party contact centers in the U.S. due to a reduction in customer acquisition services and lower reimbursable expenses in the U.S. and Europe.

Operating, Selling and Administrative Expenses

Operating, Selling and Administrative Expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, Selling and Administrative Expenses decreased $11.3 million, or 4.2%, in 2001 compared to 2000. The decline in these expenses was mostly due to our restructuring plan that began at the end of the second quarter of 2001. As a percentage of revenues, Operating, Selling and Administrative Expenses were about the same in 2001 as they were in 2000.

Asset Impairment and Restructuring Expenses

In 2001, we announced a restructuring plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability. The key components of the restructuring plan include several major organizational changes and the streamlining of contact center operations and corporate support services to improve effectiveness and drive revenue growth.

As part of our restructuring plan, we reduced fixed overhead to improve profitability by substantially completing the following by December 31, 2001:

•    eliminating approximately 350 operating, selling, and administrative positions globally, and

•             reducing excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

In connection with this restructuring, we recorded $26.2 million of asset impairment and restructuring charges in 2001. We estimate that the ongoing annual savings from the restructuring will exceed $20 million.

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

In 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan’s largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 provides services and support for our clients in Japan and we provide services and support for Bellsystem24’s clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million after tax, in 2000.

Operating Income (Loss)

We had an operating loss of $9.7 million in 2001, compared to operating income of $38.8 million in 2000. Excluding the asset impairment and restructuring expenses discussed earlier, operating income as a percentage of revenues was 2.3% in 2001 compared to 5.5% in 2000. This change resulted from all of the factors affecting revenues and expenses discussed earlier in this section.

Interest Expense, Net

Interest expense, net of interest income, was about the same in 2001 as it was in 2000.

Other Expense, Net

Other expense, net of other income, increased $2.3 million in 2001 compared to 2000 mostly because we recorded $1.3 million of losses on disposals of certain assets, and we wrote off $0.8 million of credit acquisition costs in connection with the amendment of our credit facility in 2001.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $2.3 million in 2001 compared to income tax expense of $12.6 million in 2000. The 2001 benefit reflects:

•             a $6.0 million net deferred income tax benefit we recorded as a result of our election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes, and

•             a $2.2 million tax benefit we recorded on asset impairment and restructuring charges and losses on disposals of assets in the second quarter of 2001.

These benefits were offset by a $3.3 million deferred income tax expense we recorded to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

In 2001, income tax expense as a percentage of income before income taxes and minority interest, excluding asset impairment and restructuring expenses and the above special items, was 57.7%. The difference between income tax expense and the expense which would result from applying the statutory U.S. Federal rate of 34% was primarily due to non-deductible goodwill, net operating losses in certain subsidiaries for which no tax benefit was recognized, higher international tax rates in certain jurisdictions, and U.S. state and local income taxes.

2000 Compared to 1999

Revenues

Revenues increased $26.9 million, or 3.7%, in 2000 compared to 1999. The changes in revenues by geographic region are shown in the following table:

	$	%
	(in millions)
North America	$52.1	12.7%
Europe	(28.9)	(10.8)%
Asia Pacific	(7.4)	(17.9)%
Latin America	11.1	58.9%

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

Asset Impairment and Restructuring Expenses

In the second quarter of 2000, we recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million after tax, related to a strategic partnership we formed in May 2000 with Bellsystem24, Inc., as previously discussed.

In 1999, we recorded a $9.6 million asset impairment and restructuring charge primarily related to the write-down of capitalized software and related technology assets. We reviewed our capitalized software and related technology assets for impairment in connection with the change in our technology strategy as it related to the adoption of a new platform for our CRM software applications.

Operating Income (Loss)

Operating income increased $20.5 million in 2000 compared to 1999. Excluding the asset impairment and restructuring expenses previously discussed, operating income increased $14.4 million, or 51.6%, from $27.9 million in 1999 to $42.3 million in 2000. This change resulted from all of the factors affecting revenues and expenses discussed earlier in this section.

Interest Expense, Net

Interest expense, net of interest income, decreased $0.7 million or 5.6% in 2000 compared to 1999, mostly due to a lower level of debt outstanding during 2000.

Income Tax Expense (Benefit)

Income tax expense increased $6.2 million in 2000 compared to 1999, due primarily to higher level of operating income in 2000.

Income tax expense as a percentage of income before income taxes and minority interest was 47.6%. The difference between income tax expense and the expense which would result from applying the statutory U.S. Federal rate of 34% was primarily due to non-deductible goodwill, net operating losses in certain subsidiaries for which no tax benefit was recognized, higher international tax rates in certain jurisdictions, and U.S. state and local income taxes.

Financial Condition and Liquidity

In this section, we discuss our financial condition and liquidity and the factors affecting them. We separately discuss cash flows, capital resources, and contractual obligations and commitments. We describe our general business risks, critical accounting policies, and estimates that are important to our financial condition and liquidity earlier in this report. Please refer to that discussion as you read this section.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year.

	Years Ended December 31,
	2001	2000	1999
	(in millions)
Net cash provided by (used in):
Operating activities	$48.6	$65.2	$39.3
Investing activities	(43.8)	(25.9)	(34.5)
Financing activities	(3.9)	(44.6)	1.1

2001

In 2001, cash provided by operating activities came from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $45.0 million and a $15.3 million decrease in trade accounts receivable, which were partially offset by a $10.2 million decrease in other liabilities. Although accounts receivable decreased during the period, we anticipate accounts receivable will increase as we continue to grow, which may require additional financing.

In 2001, we used cash for investing activities mostly to purchase $40.4 million of property and equipment, and we invested $2.3 million in a joint venture in India.

In 2001, we used cash for financing activities mostly to repay $3.8 million of capital lease obligations.

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

We have a senior secured credit facility that expires in April 2003, under which we may borrow in U.S. dollars, British pounds sterling, and Euros, which allows us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility.

Our obligations under the facility have been guaranteed by our domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of our shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, our ability to:

•             incur additional indebtedness,

•             pay dividends, repurchase stock, or make other restricted payments,

•             purchase property and equipment,

•             make certain investments,

•             sell assets, or

•             merge with another company.

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

At June 30, 2001, we were not in compliance with some of the original financial covenants of the facility, which are determined quarterly based on the trailing four quarters ended on each determination date. In August 2001, we obtained an amendment to the credit facility that was effective as of June 30, 2001, which waived the noncompliance with those covenants and amended our financial covenants for future periods. The amendment also:

•             reduced the size of the facility from $75 million to $50 million and removed our option to request an increase in the size of the facility to $100 million,

•             changed the expiration date of the facility from April 2005 to April 2003,

•             increased the interest rates on borrowings 50 to 75 basis points and the unused commitment fee 50 basis points, and

•             further restricted our ability to make certain acquisitions, restricted payments, capital expenditures, and investments.

As a result of the amendment, we wrote off $0.8 million of credit acquisition costs related to the original facility in 2001.

At December 31, 2001, we had $50 million of available borrowings under the amended facility, and were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We estimate that our 2002 capital expenditures will range from $25 to $32 million. Future acquisitions, if any, may require additional debt or equity financing.

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

Contractual Obligations and Commitments

We have various contractual obligations and commitments that are described in the Notes to Consolidated Financial Statements. We summarize our contractual obligations and commitments at December 31, 2001 in the following table:

Year	Long-Term Debt	Capital Leases	Operating Leases	Total
	(in thousands)
2002	$—	$2,965	$19,013	$21,978
2003	—	1,793	15,665	17,458
2004	—	1,235	13,160	14,395
2005	—	673	10,521	11,194
2006	100,000	568	8,487	109,055
Thereafter	—	4,733	25,445	30,178
Total	$100,000	$11,967	$92,291	$204,258

Other Matters

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

•             the timing of our clients’ customer relationship management initiatives and customer acquisition and loyalty campaigns,

•             the commencement and terms of new contracts,

•             revenue mix,

•             the timing of additional operating, selling, and administrative expenses to support new business, and

•             the timing of recognition of incentive fees.

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ CRM activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe, and in the first quarter due to the changeover of client marketing strategies that often occurs at the beginning of the year.

Effects of Inflation

Inflation has not had a significant effect on our operations. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities. The standard amends certain provisions of SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, which was issued in June 1998 to establish accounting standards for derivative instruments and for hedging activities. We adopted these accounting pronouncements effective January 1, 2001. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, and the related cumulative effect of adoption, did not significantly impact our consolidated financial statements. We had no derivative financial instruments at December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

In June 2001, the Financial Accounting Standards Board also issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

•             replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and

•             requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so we must adopt the provisions of SFAS No. 142 in our financial statements for the quarter ended March 31, 2002. Beginning January 1, 2002, we stopped amortizing our goodwill, which means that we will not record any goodwill amortization expense in our Consolidated Statements of Income in 2002 and future years. Total goodwill amortization expense in 2001 was $3.6 million. We have not yet evaluated whether or not we will have any impairment charges in our consolidated financial statements in 2002 that may result from the impairment test that is required upon adoption of this statement.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the year ended December 31, 2001, our average borrowings under our bank credit facility were $10.7 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

The information called for by this item is incorporated by reference from our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements beginning on page F-3.

Item 9. Changes in and Disagreements with Accountants

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is set forth in the Proxy Statement under the captions “Item 1: Board of Directors and Election” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information required by this item with respect to executive officers of SITEL Corporation, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Item 4 of Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Proxy Statement under the captions “Annual Compensation,” “Employment Agreements,” “Benefit Plans,” “Option Grants and Holdings,” “Compensation Committee Report on Executive Compensation,” and “Performance Graph,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption “Common Stock Owned by Certain Beneficial Owners and by Executive Officers and Directors,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is set forth in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation; Certain Transactions,” and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as a part of this report:

1.  Financial Statements —  beginning on page F-1 of this report.

•                  Report of Independent Auditors

•                  Consolidated Statements of Income (Loss) For The Years Ended December 31, 2001, 2000, and 1999

•                  Consolidated Balance Sheets at December 31, 2001 and 2000

•                  Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2001, 2000, and 1999

•                  Consolidated Statements of Cash Flows For The Years Ended December 31, 2001, 2000, and 1999

•                  Notes to Consolidated Financial Statements

2.  Financial Statement Schedule — beginning on page S-1 of this report.

•                  Report of Independent Auditors on the Financial Statement Schedule

•                  Schedule II — Valuation and Qualifying Accounts

Schedules other than Schedule II are omitted as not applicable or not required.

3.  Exhibits — required by Item 601 of Regulation S-K:

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (see Exhibit 3.1 to Registration Statement on Form S-1 No. 33-91092).

3.1(a)	Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company’s Registration Statement on Form S-3 No. 333-13403).

3.4	Amended and Restated Bylaws (see Exhibit 3.4 to Registration Statement on Form S-1 No. 33-91092).

3.4(a)	Amended and Restated Bylaws — conformed copy including Amendment No. 1 (see Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-28131).

3.4(b)	Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998).

3.4(c)	Amendment No. 3 to Amended and Restated Bylaws (see Exhibit 3.1 to the Company’s Form 10Q for the quarter ended June 30, 2001).

3.4(d)	Amended and Restated Bylaws — conformed copy including all amendments through March 2, 2001 (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001).

3.5

Certificate of Designation of Series A Participating Preferred Stock (see Exhibit A to the Rights Agreement included as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).

4.2	Specimen Common Stock Certificate (see Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	Rights Agreement (see Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).

9.1	Form of General Voting Agreement (see Exhibit 9.1 to Registration Statement on Form S-1 No. 33-91092).

10.1	SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1 to Registration Statement on Form S-1 No. 33-91092).

10.1(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2 to Registration Statement on Form S-1 No. 33-91092).

Exhibit No.
10.2(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (Appendix B to the Company’s definitive Proxy Statement for Annual Meeting of Stockholders, filed September 27, 1996).

10.3(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3(b)

Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix C to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).

10.3(c)	Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(c) to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.4

Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Appendix B to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).

10.4(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1999).

10.5	SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5 to Registration Statement on Form S-1 No. 33-91092).

10.5(a)	Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5(a) to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.5(b)	Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 1999).

10.6	SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-78241).

10.6(a)	Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-78241).

10.6(b)	Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2000).

10.7	Form of Right of First Refusal (see Exhibit 10.7 to Registration Statement on Form S-1 No. 33-91092).

10.8	Form of Indemnification Agreement with Outside Directors (see Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 1995).

10.9	Form of Indemnification Agreement with Executive Officers (see Exhibit 10.9 to the Company’s Registration Statement on Form S-8 No. 33-99434).

10.10	Amended and Restated SITEL Corporation Employee Stock Purchase Plan (see Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.11	Credit Agreement with Bankers Trust Company as Agent (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000).

10.11(a)	First Amendment to Credit Agreement with Bankers Trust Company as Agent (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001).

10.12	Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company’s Form 8-K filed March 16, 1998).

10.12(a)	First Supplemental Indenture (see Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-4 filed August 21, 1998).

10.12(b)	Registration Rights Agreement (see Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed April 24, 1998).

10.13	Separation Agreement and General Release with Phillip A. Clough (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001).

10.14	Separation Agreement and General Release with W. Gar Richlin (see Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001).

Exhibit No.
10.15	Employment Agreement with Antoon Vanparys (see Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1999).

10.15(a)*	Separation Agreement and General Release with Antoon Vanparys.

10.16*	Amended and Restated Employment Agreement with Dale W. Saville.

10.17*	Employment letter agreement with Sheena E. Wilson.

10.18*	Amended and Restated Employment Agreement with Dale R. Schuster.

10.19	Consulting Agreement with DreamField Partners, Inc. (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000).

10.19(a)	Consulting Arrangement with DreamField Partners, Inc. (see Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2001).

10.20*	2001 Nonemployee Director Compensation Plan.

21*	Subsidiaries.

23*	Consent of Independent Auditors.

*      Filed herewith.

(b)     Reports on Form 8-K:

          None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date:	March 28, 2002	By	/s/	James F. Lynch
James F. Lynch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Signature	Title	Date

By	/s/	James F. Lynch	Chairman of the Board,	March 28, 2002
		James F. Lynch	Chief Executive Officer and Director

By	/s/	James E. Stevenson, Jr.	Executive Vice President and Chief Financial Officer	March 28, 2002
		James E. Stevenson, Jr.	(Principal Financial Officer)

By	/s/	Elizabeth K. Sidell	Vice President and Controller	March 28, 2002
		Elizabeth K. Sidell	(Principal Accounting Officer)

By	/s/	Kelvin C. Berens	Director	March 28, 2002
Kelvin C. Berens

By	/s/	Rohit M. Desai	Director	March 28, 2002
Rohit M. Desai

By	/s/	Mathias J. DeVito	Director	March 28, 2002
Mathias J. DeVito

By	/s/	Bill L. Fairfield	Executive Vice President, Business Development and Director	March 28, 2002
Bill L. Fairfield

By	/s/	George J. Kubat	Director	March 28, 2002
George J. Kubat

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (see Exhibit 3.1 to Registration Statement on Form S-1 No. 33-91092).

3.1(a)	Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company’s Registration Statement on Form S-3 No. 333-13403).

3.4	Amended and Restated Bylaws (see Exhibit 3.4 to Registration Statement on Form S-1 No. 33-91092).

3.4(a)	Amended and Restated Bylaws — conformed copy including Amendment No. 1 (see Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-28131).

3.4(b)	Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998).

3.4(c)	Amendment No. 3 to Amended and Restated Bylaws (see Exhibit 3.1 to the Company’s Form 10Q for the quarter ended June 30, 2001).

3.4(d)	Amended and Restated Bylaws — conformed copy including all amendments through March 2, 2001 (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001).

3.5

Certificate of Designation of Series A Participating Preferred Stock (see Exhibit A to the Rights Agreement included as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).

4.2	Specimen Common Stock Certificate (see Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	Rights Agreement (see Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).

9.1	Form of General Voting Agreement (see Exhibit 9.1 to Registration Statement on Form S-1 No. 33-91092).

10.1	SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1 to Registration Statement on Form S-1 No. 33-91092).

10.1(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2 to Registration Statement on Form S-1 No. 33-91092).

10.2(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (Appendix B to the Company’s definitive Proxy Statement for Annual Meeting of Stockholders, filed September 27, 1996).

10.3(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3(b)

Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix C to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).

10.3(c)	Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(c) to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.4

Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (Appendix B to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).

10.4(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1999).

10.5	SITEL Corporation Executive Wealth Accumulation Plan. (see Exhibit 10.5 to Registration Statement on Form S-1 No. 33-91092).

10.5(a)	Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5(a) to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.5(b)	Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 1999).

Exhibit No.
10.6	SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-78241).

10.6(a)	Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-78241).

10.6(b)	Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2000).

10.7	Form of Right of First Refusal. (see Exhibit 10.7 to Registration Statement on Form S-1 No. 33-91092).

10.8	Form of Indemnification Agreement with Outside Directors (see Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 1995).

10.9	Form of Indemnification Agreement with Executive Officers (see Exhibit 10.9 to the Company’s Registration Statement on Form S-8 No. 33-99434).

10.10	Amended and Restated SITEL Corporation Employee Stock Purchase Plan (see Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.11	Credit Agreement with Bankers Trust Company as Agent (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000).

10.11(a)	First Amendment to Credit Agreement with Bankers Trust Company as Agent (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001).

10.12	Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company’s Form 8-K filed March 16, 1998).

10.12(a)	First Supplemental Indenture (see Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-4 filed August 21, 1998).

10.12(b)	Registration Rights Agreement (see Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed April 24, 1998).

10.13	Separation Agreement and General Release with Phillip A. Clough (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001).

10.14	Separation Agreement and General Release with W. Gar Richlin (see Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001).

10.15	Employment Agreement with Antoon Vanparys (see Exhibit 10.14 to the Company’s Form 10-K for the year endedDecember 31, 1999).

10.15(a)*	Separation Agreement and General Release with Antoon Vanparys

10.16*	Amended and Restated Employment Agreement with Dale W. Saville.

10.17*	Employment letter agreement with Sheena E. Wilson.

10.18*	Amended and Restated Employment Agreement with Dale R. Schuster.

10.19	Consulting Agreement with DreamField Partners, Inc. (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000).

10.19(a)	Consulting Arrangement with DreamField Partners, Inc. (see Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2001).

10.20*	2001 Nonemployee Director Compensation Plan.

21*	Subsidiaries.

23*	Consent of Independent Auditors.

*      Filed herewith.

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Financial Statements and Financial Statement Schedule

Consolidated Financial Statements

Financial Statement Schedule

Report of Independent Auditors on the Financial Statement Schedule

S-1

Schedule II — Valuation and Qualifying Accounts

S-2

Report of Independent Auditors

To the Stockholders and Board of Directors
of SITEL Corporation

We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Baltimore, Maryland
February 1, 2002

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Revenues	$725,048	$764,447	$737,522
Operating expenses:
Direct labor and telecommunications expenses	411,066	398,809	373,518
Subcontracted and other services expenses	36,949	51,452	59,024
Operating, selling, and administrative expenses	260,550	271,890	277,084
Asset impairment and restructuring expenses	26,185	3,520	9,596
Total operating expenses	734,750	725,671	719,222

Operating income (loss)	(9,702)	38,776	18,300

Other income (expense):
Interest income	924	781	523
Interest expense	(12,566)	(12,848)	(13,308)
Other income (expense), net	(2,606)	(311)	316
Total other expense, net	(14,248)	(12,378)	(12,469)

Income (loss) before income taxes and minority interest	(23,950)	26,398	5,831
Income tax expense (benefit)	(2,317)	12,570	6,336
Minority interest	947	1,087	304
Net income (loss)	$(22,580)	$12,741	$(809)

Weighted average common shares outstanding:
Basic	73,424	71,052	66,550
Diluted	73,424	75,201	66,550
Income (loss) per common share:
Basic	$(0.31)	$0.18	$(0.01)
Diluted	$(0.31)	$0.17	$(0.01)

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2001	2000
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$22,156	$19,897
Trade accounts receivable (net of allowance for doubtful accounts of $5,208 and $6,456, respectively)	129,180	146,662
Prepaid expenses	6,200	8,376
Deferred income taxes	6,358	3,769
Other assets	7,133	7,968
Total current assets	171,027	186,672
Property and equipment, net	91,293	99,793

Other assets:
Goodwill, net	73,216	78,443
Deferred income taxes	9,398	7,338
Other assets	10,532	7,976
Total assets	$355,466	$380,222

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$302
Current portion of long-term debt	—	1,120
Current portion of capital lease obligations	2,366	3,964
Trade accounts payable	25,068	27,906
Income taxes payable	4,087	4,099
Deferred income taxes	717	307
Accrued wages, salaries and bonuses	26,014	26,728
Accrued operating expenses	34,953	23,446
Deferred revenue and other	5,145	5,217
Total current liabilities	98,350	93,089

Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	100,000
Capital lease obligations, excluding current portion	7,040	8,341
Deferred compensation	1,755	2,448
Deferred income taxes	533	461
Total liabilities	207,678	204,339
Minority interests	7,748	6,301

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,357,579 and 72,075,229 shares issued and outstanding, respectively	74	72
Paid-in capital	168,731	168,640
Accumulated other comprehensive loss	(26,148)	(19,388)
Retained earnings (accumulated deficit)	(2,369)	20,258
Less treasury stock, at cost, 145,396 common shares	(248)	—
Total stockholders’ equity	140,040	169,582
Total liabilities and stockholders’ equity	$355,466	$380,222

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2001, 2000, and 1999
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
	(in thousands, except share data)
Balance, December 31, 1998	$64	$157,892	$(4,428)	$8,326	$—	$161,854

Issuance of 1,616,087 shares of common stock for options exercised	2	769	—	—	—	771
Tax benefit of stock options exercised	—	541	—	—	—	541
Issuance of 2,205,333 shares of common stock for acquisition of minority interest	2	6,614	—	—	—	6,616
Other	—	54	—	—	—	54
Comprehensive loss:
Net loss	—	—	—	(809)	—	(809)
Currency translation adjustment	—	—	(8,329)	—	—	(8,329)
Total comprehensive loss	—	—	—	—	—	(9,138)
Balance, December 31, 1999	68	165,870	(12,757)	7,517	—	160,698

Issuance of 3,904,401 shares of common stock for options exercised	4	2,742	—	—	—	2,746
Other	—	28	—	—	—	28
Comprehensive income:
Net income	—	—	—	12,741	—	12,741
Currency translation adjustment	—	—	(6,631)	—	—	(6,631)
Total comprehensive income	—	—	—	—	—	6,110
Balance, December 31, 2000	72	168,640	(19,388)	20,258	—	169,582

Purchase of 171,800 shares of treasury stock	—	—	—	—	(338)	(338)
Issuance of 2,282,350 shares of common stock for options exercised and 26,404 shares of treasury stock	2	119	—	(47)	90	164
Other	—	(28)	—	—	—	(28)
Comprehensive income:
Net loss	—	—	—	(22,580)	—	(22,580)
Currency translation adjustment	—	—	(6,760)	—	—	(6,760)
Total comprehensive loss	—	—	—	—	—	(29,340)
Balance, December 31, 2001	$74	$168,731	$(26,148)	$(2,369)	$(248)	$140,040

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(22,580)	$12,741	$(809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment and restructuring provision	26,185	3,520	9,596
Depreciation and amortization	39,346	44,132	45,996
Loss on disposal of assets	1,254	221	—
Write off of credit acquisition fees	837	—	—
Provision for deferred income taxes	(4,164)	7,260	(516)
Deferred compensation	(754)	543	314
Changes in operating assets and liabilities:
Trade accounts receivable	15,321	11,144	(38,915)
Other assets	5,642	407	(4,423)
Trade accounts payable	(2,281)	(8,388)	7,623
Other liabilities	(10,197)	(6,385)	20,449
Net cash provided by operating activities	48,609	65,195	39,315
Cash flows from investing activities:
Purchases of property and equipment	(40,444)	(33,129)	(38,585)
Proceeds from sale-leasebacks of facilities and equipment	—	—	3,467
Proceeds from sales of property and equipment	55	7,229	639
Increase in other assets	(3,384)	—	—
Net cash used in investing activities	(43,773)	(25,900)	(34,479)
Cash flows from financing activities:
Borrowings on notes payable	—	—	3,706
Repayments of notes payable	(302)	(6,876)	(26,174)
Borrowings on debt	73,372	35,000	57,789
Repayments of debt	(73,501)	(71,939)	(29,823)
Payments on capital lease obligations	(3,788)	(3,522)	(5,056)
Common stock issued, net of expenses	121	2,746	771
Purchases of treasury stock, net of reissuances	(248)	—	—
Capital contribution from minority interest	537	—	—
Other	(64)	(46)	(63)
Net cash provided by (used in) financing activities	(3,873)	(44,637)	1,150
Effect of exchange rates on cash	1,296	2,934	1,847
Net increase (decrease) in cash	2,259	(2,408)	7,833
Cash and cash equivalents, beginning of year	19,897	22,305	14,472
Cash and cash equivalents, end of year	$22,156	$19,897	$22,305
Other cash flow information:
Interest paid	$12,518	$12,836	$12,170
Income taxes paid	$4,012	$5,757	$2,654
Non-cash investing and financing activities:
Tax benefit of stock options exercised	$—	$—	$541
Capital leases incurred	$689	$787	$9,015
Value of stock issued in connection with acquisition of businesses and minority interest	$—	$—	$6,616

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices

Description of Our Business

References in the Notes to Consolidated Financial Statements to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the consumer products, financial services, insurance, telecommunications, technology, and utilities industries.

Principles of Consolidation

Our consolidated financial statements include the financial statements of SITEL Corporation and its subsidiaries. We use three different accounting methods to report our investments in our subsidiaries or other companies: consolidation, the equity method, and the cost method.

Consolidation

We use the consolidation method when we can exercise control over the operations and policies of a company. When we consolidate, we combine the accounts of our subsidiaries with our accounts, and we eliminate intercompany balances and transactions. We consolidate all of our subsidiaries, except those that are reported using the equity and cost methods described below.

The Equity Method

We use the equity method to report investments where we can exercise significant influence, but cannot exercise control, over the investee’s operations and policies, which is generally in situations where we hold a 20% to 50% voting interest. Under the equity method, we report:

•             our interest in the entity as an investment in our Consolidated Balance Sheets, and

•             our percentage share of the earnings from the entity in our Consolidated Statements of Income.

We report our investment in a joint venture in India using this method.

The Cost Method

We use the cost method if we hold less than a 20% voting interest in an investment and cannot exercise significant influence over the investee’s operations and policies. Under the cost method, we report our investment at cost in our Consolidated Balance Sheets. We report our investment in Context Connect, Inc., a leading provider of fixed line and wireless directory and connectivity services, using this method.

Translation of Foreign Currencies

Our non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. They translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the balance sheet date. They translate their revenues and expenses at the average exchange rates during the period.

We include translation gains and losses as a component of stockholders’ equity, and transaction gains and losses related to short-term intercompany accounts in the determination of net income (loss).

Revenue Recognition

We recognize revenues as we perform services for our clients. In some cases, we are able to invoice and receive payment for our services prior to performing those services. We record such payments as deferred revenue in our Consolidated Balance Sheets and recognize the revenues when the services are performed. We recognize revenues that are based on defined performance criteria when the criteria are met. We have not recorded any revenue that is at risk due to future performance contingencies.

Cash Equivalents

For purposes of reporting our cash flows, we define cash equivalents as highly liquid investments that mature in three months or less.

Trade Accounts Receivable

Trade accounts receivable included unbilled revenues that we expect to bill, generally within thirty days, and collect in the normal course of business, as follows:

•    $18.7 million at December 31, 2001, and

•    $33.4 million at December 31, 2000.

We report our trade accounts receivable net of an allowance for doubtful accounts, which represents management’s estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms.

Property and Equipment, net

We record property and equipment at cost, and we calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years.

We record equipment under capital leases at the present value of the minimum lease payments. We amortize leasehold improvements and assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

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

Goodwill, net

Goodwill represents the difference between the purchase price we paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets we acquired. We amortize goodwill on a straight-line basis over 25 years. Accumulated amortization of goodwill was:

•    $18.8 million at December 31, 2001, and

•    $15.5 million at December 31, 2000.

Asset Impairment

We monitor events and changes in circumstances which may require us to review the carrying value of our long-lived assets. We review the recoverability of our goodwill at each consolidated balance sheet date. We assess the recoverability of our long-lived assets and goodwill based on estimated undiscounted future operating cash flows. We measure impairment, if any, by comparing the carrying value of the asset to its fair value. We recognize an impairment loss if the carrying value exceeds the fair value. Our assessment of the recoverability of our long-lived assets, including goodwill, will be impacted if estimated future operating cash flows are not achieved.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

•   replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and

•   requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

The provisions of this statement are effective for fiscal years beginning after December 15, 2001, so we must adopt the provisions of SFAS No. 142 in our financial statements for the quarter ended March 31, 2002. Beginning January 1, 2002, we stopped amortizing our goodwill, which means that we will not record any goodwill amortization expense in our Consolidated Statements of Income in 2002 and future years. Total goodwill amortization expense in 2001 was $3.6 million. We have not yet evaluated whether or not we will have any impairment charges in our consolidated financial statements in 2002 that may result from the impairment test that is required upon adoption of this statement.

Income (Loss) Per Common Share

We calculate income (loss) per common share by dividing our reported net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income (loss) is used in the computation of both basic and diluted income (loss) per share.

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less hares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefit credited to additional paid-in capital.

Use of Accounting Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles that affect:

•   our reported amounts of assets and liabilities at the dates of the financial statements,

•   our disclosure of contingent assets and liabilities at the dates of the financial statements, and

•   our reported amounts of revenues and expenses during the reporting periods.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

Stock Compensation

We recognize stock-based compensation expense using the intrinsic value method. Under that method, we do not record any compensation expense if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For disclosure purposes, we have provided pro forma net income (loss) and income (loss) per share as if the fair value method had been applied in Note 6.

Financial Instruments

We estimate that the fair values of cash and cash equivalents, trade accounts receivable, notes payable, trade accounts payable, long-term debt (other than our Senior Subordinated Notes due 2006), and capital lease obligations approximate their carrying values due to the short maturities or other characteristics of these financial instruments. The fair values of our Senior Subordinated Notes, based on market transactions near these dates, were approximately:

•   77.0 million at December 31, 2001, and

•   85.0 million at December 31, 2000.

During 2000 and 1999, we entered into forward exchange contracts designed to manage our exposure to fluctuations in the value of currencies of certain foreign countries where we had foreign-currency denominated short-term intercompany loans. We marked the forward contracts to market, and recognized gains or losses in our Consolidated Statements of Income (Loss) as other income (expense). Such amounts were not material.

Effective January 1, 2001, we adopted Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities, and No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities, which establish accounting standards for derivative instruments and for hedging activities. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, and the related cumulative effect of adoption, did not significantly impact our consolidated financial statements. We had no derivative financial instruments at December 31, 2001.

Comprehensive Income (Loss)

Comprehensive income (loss) is presented in our Consolidated Statements of Stockholders’ Equity. The difference between our reported net income (loss) and comprehensive income (loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive income (loss) included in our Consolidated Balance Sheets at December 31, 2001 and 2000 represents the accumulated foreign currency translation adjustment.

Note 2. Property and Equipment

Property and equipment consists of the following:

	At December 31
	2001	2000
	(in thousands)
Computer equipment and software	$112,242	$148,930
Furniture, equipment and other	69,339	44,106
Leasehold improvements	35,230	31,965
Buildings	11,075	11,010
Other	3,245	800
	231,131	236,811
Accumulated depreciation	(139,838)	(137,018)
Property and equipment, net	$$91,293	$99,793

Note 3. Notes Payable and Long-Term Debt

Notes Payable

Notes payable mature within one year from the date of issuance. We had no notes payable outstanding at December 31, 2001.

Long-Term Debt

Long-term debt consists of the following:

	At December 31,
	2001	2000
	(in thousands)
9.25% Senior Subordinated Notes, due March 2006	$100,000	$100,000
Borrowings under long-term revolving credit facilities	—	1,120
	$100,000	101,120
Current portion of long-term debt	—	(1,120)
Total long-term debt	$100,000	$100,000

9.25% Senior Subordinated Notes

In March 1998, we completed the private placement of $100 million of 9.25% Senior Subordinated Notes due March 2006 (the Notes). The proceeds from the offering were used to repay other debt outstanding at that time.

The Notes, which include interest payable semiannually, are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt. The Notes are guaranteed by some of our subsidiaries and contain covenants that limit our ability and the ability of some of our subsidiaries to, among other things:

•   incur additional indebtedness,

•   pay dividends or make certain other restricted payments,

•   consummate certain asset sales,

•   enter into certain transactions with affiliates,

•   incur liens,

•   merge or consolidate with another company, and

•   sell or otherwise dispose of all or substantially all of our assets.

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

Long-Term Revolving Credit Facility

We have a long-term senior secured credit facility, under which we may borrow in U.S. dollars, British pounds sterling, and Euros, which allows us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility. The weighted-average interest rates for this facility were:

•   4.6% at December 31, 2001, and

•   7.5% at December 31, 2000.

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

At June 30, 2001, we were not in compliance with some of the original financial covenants of the facility, which are determined quarterly based on the trailing four quarters ended on each determination date. In August 2001, we obtained an amendment to the credit facility that was effective as of June 30, 2001, which waived the noncompliance with those covenants and amended our financial covenants for future periods. The amendment also:

•             reduced the size of the facility from $75 million to $50 million and removed our option to request an increase in the size of the facility to $100 million,

•             changed the expiration date of the facility from April 2005 to April 2003,

•             increased the interest rates on borrowings 50 to 75 basis points and the unused commitment fee 50 basis points, and

•             further restricted our ability to make certain acquisitions, restricted payments, capital expenditures, and investments.

As a result of the amendment, we wrote off $0.8 million of credit acquisition costs related to the original facility in 2001.

At December 31, 2001, we had $50 million of available borrowings under the facility, and we were in compliance with all financial covenants of the facility.

Maturities of Long-Term Debt

At December 31, 2001, all of our long-term debt was scheduled to mature in 2006.

Note 4. Income Taxes

Components of Pretax Income (Loss)

For financial reporting purposes, income (loss) before income taxes and minority interest includes the following components:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
United States	$(11,980)	$16,300	$12,001
Foreign	(11,970)	10,098	(6,170)
Total	$(23,950)	$26,398	$5,831

Provision for Income Tax Expense (Benefit)

The components of the provision for income tax expense (benefit) were:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Current:
Federal	$(823)	$902	$2,740
Foreign	2,775	3,233	3,699
State	(105)	1,175	413
Total current	1,847	5,310	6,852

Deferred:
Federal	(6,977)	5,111	1,716
Foreign	3,713	2,425	(2,232)
State	(900)	(276)	—
Total deferred	(4,164)	7,260	(516)
Provision for income tax expense (benefit)	$(2,317)	$12,570	$6,336

Certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to additional paid-in capital, as presented in our Consolidated Statements of Stockholders’ Equity.

Deferred Tax Assets and Liabilities

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our Consolidated Balance Sheets:

	At December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Accrued compensation and other liabilities	$119	$2,658
Goodwill	26,381	—
Net operating loss and other credit carryforwards	14,965	2,092
Net operating loss carryforwards related to international operations	8,829	5,474
Depreciation timing differences related to international operations	4,365	2,143
Other	—	1,821
Total deferred tax assets	54,659	14,188
Valuation allowance	(38,903)	(1,602)
Net deferred tax assets	15,756	12,586
Deferred tax liabilities:
Leased assets and depreciation	533	2,247
Other	717	—
Total deferred tax liabilities	1,250	2,247
Net deferred tax assets	$14,506	$10,339

During 2001, we recorded a net deferred income tax benefit of $6.0 million resulting from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. This benefit was comprised of a $22.9 million deferred income tax asset, resulting from current and future tax-deductible goodwill, net of a $16.9 million valuation allowance. We estimate that the $6.0 million net asset will be realized in 2002 and future years.

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

Net Operating Loss and Alternative Minimum Tax Credit Carryforwards

At December 31, 2001, we had approximately:

•             $44.7 million in U.S. Federal net operating loss carryforwards, which expire in 2020 and 2021,

•             $27.5 million in foreign net operating loss carryforwards, of which $17.9 million expire between 2003 and 2011 and $9.6 million can be carried forward indefinitely,

•             $0.5 million of U.S. Federal general business credit carryforwards, which expire between 2014 and 2018, and

•             $2.9 million of U.S. Federal alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

Reconciliation of Reported Income Tax Expense (Benefit) to Expected Income Tax Expense

The following table shows the reconciliation between income tax expense reported in our Consolidated Statements of Income (Loss) and the income tax expense that would have resulted from applying the U.S. Federal income tax rate of 34% to pretax income (loss):

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Expected Federal income tax expense (benefit)	$(8,143)	$8,975	$1,983
State taxes, net of Federal effect	(663)	593	325
Tax credits	(1,611)	—	—
Goodwill on foreign operations, net of valuation allowance of $16.9 million	(5,970)	—	—
Amortization of goodwill	(5,311)	467	350
Impact of foreign operations, including goodwill	(1,622)	623	1,199
Valuation allowance	20,482	1,602	—
Impairment losses on intangible assets	—	—	2,181
Other	521	310	298
Total	$(2,317)	$12,570	$6,336

Note 5. Lease Obligations

Capital Leases

We are obligated under various capital leases for property and certain equipment that expire at various dates through 2015. Capitalized leased property and equipment, net of accumulated amortization, included in property and equipment was approximately:

•   $9.1 million at December 31, 2001 and

•   $15.5 million at December 31, 2000.

Operating Leases

We also lease property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2015. Certain leases of real property provide options to extend the lease terms. Rent expense was approximately:

•   $19.6 million in 2001

•   $23.9 million in 2000, and

•   $26.3 million in 1999.

Future Minimum Lease Payments

At December 31, 2001, our future minimum payments under capital and operating leases were as follows:

Year	Capital Leases	Operating Leases
	(in thousands)
2002	$2,965	$19,013
2003	1,793	15,665
2004	1,235	13,160
2005	673	10,521
2006	568	8,487
Thereafter	4,733	25,445
	$11,967	$92,291
Amount representing interest	(2,561)
Net	$9,406

Note 6. Stock-Based Compensation

Stock Options

The 1999 Stock Incentive Plan (1999 Plan) provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 7,000,000 shares of common stock to our employees, consultants and non-employee directors.

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 2001, there were approximately 3.3 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of December 31, 2001, options granted under these plans aggregating 4,019,755 remained outstanding. The last of these options will expire on February 1, 2009. We granted these options at prices ranging from $.0025 to $19.50. We will not grant additional options under these plans.

The following table sets forth shares subject to options:

Year	Number of Options	Weighted- Average Exercise Price per Share
Balance January 1, 1999	13,904,389	$1.96

Granted	2,038,469	4.20
Exercised	(1,616,087)	0.48
Canceled	(480,819)	3.83
Balance December 31, 1999	13,845,952	2.40

Granted	2,170,670	6.08
Exercised	(3,904,401)	0.69
Canceled	(1,815,421)	3.69
Balance December 31, 2000	10,296,800	3.64

Granted	2,007,055	2.51
Exercised	(2,276,618)	0.05
Canceled	(2,376,352)	4.44
Balance, December 31, 2001	7,650,885	$4.17

The options exercisable at the end of each period were:

Year	Number of Options	Weighted- Average Exercise Price per Share
December 31, 1999	4,493,502	$1.34
December 31, 2000	3,712,703	$1.93
December 31, 2001	1,876,480	$4.92

The following table summarizes stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price
$ 0.00 to $ 1.75	339,980	7.7	$1.73
$ 1.76 to $ 2.64	372,896	6.8	$2.47
$ 2.65 to $ 3.98	4,134,696	6.9	$3.21
$ 3.99 to $ 5.99	1,570,143	7.2	$4.71
$ 6.00 to $ 9.00	943,278	7.3	$6.68
$ 9.01 to $13.52	209,782	6.1	$9.81
$13.53 to $19.50	80,110	5.1	$16.89

The following table summarizes stock options exercisable at December 31, 2001:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$ 1.76 to $ 2.64	80,412	$2.42
$ 2.65 to $ 3.98	883,653	$3.43
$ 3.99 to $ 5.99	540,553	$4.67
$ 6.00 to $ 9.00	191,862	$6.68
$ 9.01 to $13.52	120,000	$9.75
$13.53 to $19.50	60,000	$17.35

The per share weighted-average fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

Year	Volatility Factor	Risk-Free Interest Rate	Expected Life (Years)
2001	77.5%	3.7%	8.9
2000	100.7%	6.5%	6.5
1999	30.0%	5.2%	8.3

The per share weighted-average fair value of stock options granted was:

•   $1.83 in 2001,

•   $5.07 in 2000, and

•   $0.90 in 1999.

If we had determined compensation cost based on the fair value at the grant date for our stock options, our net income (loss) and income (loss) per common share would have been reduced to the pro forma amounts indicated in the following table:

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Net income (loss):
As reported	$(22,580)	$12,741	$(809)
Pro forma	(24,549)	7,459	(3,346)

Income (loss) per common share:
As reported:
Basic	$(0.31)	$0.18	$(0.01)
Diluted	(0.31)	0.17	(0.01)
Pro forma:
Basic	$(0.33)	$0.10	$(0.05)
Diluted	(0.33)	0.10	(0.05)

Employee Stock Purchase Plan (ESPP)

During 1998, we implemented an ESPP which enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. We have not recognized any compensation expense in connection with this plan. Total purchases and shares purchased under the ESPP were:

•   $188,535 and 92,777 shares for 2001,

•   $193,384 and 35,401 shares for 2000, and

•   $206,000 and 52,262 shares for 1999.

Note 7. Benefit Plans

We sponsor a 401(k) plan, which covers substantially all domestic employees who are 18 years of age with 6 months or more of service. Participants may elect to contribute 1% to 17% of compensation. We may elect to make a year-end contribution to the 401(k) plan. We did not contribute to the plan in 2001, 2000, or 1999.

We also make contributions to certain executive and other employee personal retirement programs, primarily in Europe. We contributed the following amounts to those plans:

•   $1.2 million in 2001,

•   $1.1 million in 2000, and

•   $1.2 million in 1999.

We also sponsor a deferred compensation plan for certain executive employees who elect to contribute to the plan. We may voluntarily match all or a portion of the participants’ contributions. Participants are 100% vested in their contributions and our contributions vest over a 15-year period. We did not contribute to the plan in 2001, 2000, or 1999.

Note 8. Segment Data

Business Segments

Our operations are conducted in one reportable segment that includes operating segments which all provide customer relationship management services via electronic media including telephone, fax, and the Internet, and, to a lesser extent, traditional mail.

Our services are provided through a number of operating subsidiaries in a variety of locations around the world. However, the nature of services, the nature of the processes involved in providing those services, the types of clients, and the expected long-term operating income from these subsidiaries are similar.

Revenues are primarily attributed to countries based upon the location where the services are performed. Following are summaries of our revenues and long-lived assets by geographic area:

	Years Ended December 31,
	2001	2000	1999
		(in thousands)
Revenue:
United States	$426,979	$441,035	$389,523
United Kingdom	64,315	91,222	114,053
Spain	37,247	53,943	69,403
Other foreign countries	196,507	178,247	164,543
Total revenues	$725,048	$764,447	$737,522

	At December 31,
	2001	2000
	(in thousands)
Long-lived assets:
United States	$60,002	$78,044
United Kingdom	24,900	22,367
Spain	23,409	29,318
Other foreign countries	66,730	56,483
Total long-lived assets	$175,041	$186,212

Major Clients

The combined total revenue of four independently managed business units of one client with operations primarily in the United States totaled:

•    25.4% of our revenues for the year ended December 31, 2001,

•    20.2% of our revenues for the year ended December 31, 2000, and

•    12.2% of our revenues for the year ended December 31, 1999.

Note 9. Contingencies

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but management believes, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 10. Asset Impairment and Restructuring Expenses

2001

In 2001, we announced a restructuring plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability. The key components of the restructuring plan include several major organizational changes and the streamlining of contact center operations and corporate support services to improve effectiveness and drive revenue growth.

As part of our restructuring plan, we reduced fixed overhead to improve profitability by substantially completing the following by December 31, 2001:

•             eliminating approximately 350 operating, selling, and administrative positions globally, and

•             reducing excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

In connection with this restructuring, we recorded $26.2 million of asset impairment and restructuring charges, or $24.6 million after tax. Approximately $16.9 million of these charges are liabilities that we have paid or will pay in cash. At December 31, 2001, we had paid approximately $6.8 million of the liabilities. We have recorded the remaining $10.1 million of unpaid liabilities as accrued operating expenses in our December 31, 2001 Consolidated Balance Sheet.

The charges also included $9.3 million of asset write-downs that we recorded as a reduction of fixed assets. The fixed asset reduction consists of the following:

•             in facilities that are being closed or reduced immediately, we wrote off leasehold improvements and equipment that will no longer be used, and

•             in facilities that will continue to operate for a period prior to closure or space reduction, we wrote down assets to their estimated fair values considering estimated future cash flows from operations.

The components of the restructuring charges are:

	2001 Charges	2001 Payments	Accrual Balance at December 31, 2001
	(in millions)
Severance	$5.0	$4.1	$0.9
Facility closure or reduction	11.0	2.5	8.5
Other	0.9	0.2	0.7
Subtotal	$16.9	$6.8	$10.1
Asset write-downs	9.3
Total	$26.2

The restructuring plan calls for:

•             a reorganization of our U.S. and Canadian businesses, excluding SITEL Risk Management and certain client-specific business units, by establishing six industry focused Business Units,

•             the continued organization of our businesses outside of North America on a geographic basis with five Business Units, as follows: UK and Ireland, Nordic, Central Europe (Germany, France, Netherlands and Belgium), Asia Pacific (Australia, New Zealand, and Singapore), and IBERLAT (Brazil, Mexico, Colombia, Portugal, and Spain),

•             establishment of a new Multi-National Client and Design Business Unit, recently renamed the Enterprise Solutions Group, that will have responsibility for selling, designing, building, and running complex contact center services for our multi-national clients. This unit will ensure that these complex programs deliver performance consistency across all sites and countries,

•             SITEL Risk Management to continue to provide receivables management services in North America and leverage our global footprint to grow the business internationally, and

•             streamlined and realigned corporate support functions to provide efficient and cost effective services to the Business Units.

2000

In 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan’s largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support for our clients in Japan and we will provide services and support for Bellsystem24’s clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded $3.5 million of asset impairment and restructuring expenses which included a $3.3 million loss on the sale of the assets and the transfer of the business, and $0.2 million of severance for 12 employees.

1999

In 1999, we recorded asset impairment expenses of $10.1 million related to capitalized software and related technology assets. We reduced that amount by a $0.5 million reversal of our 1998 restructuring accrual. The $10.1 million of impairment expenses were precipitated by our decision to select an outside vendor to provide our call center software and a detailed assessment made by management of the utility and plans for future deployment of existing software assets. These impairment expenses consisted of the following:

•    A write-down of $1.4 million was recorded for a software platform that we will continue to use, although on a much more limited basis. The amount of the impairment loss was determined by estimating future discounted cash flows that would be provided from utilizing the software.

•     A write-off of $6.4 million was recorded for the abandonment of internally developed software and software licenses that will not be deployed as a result of management’s decision to deploy the third party software.

•    A write-off of $2.3 million was recorded for an other-than-temporary decline of the fair value of our investment in a software development firm. The deteriorating financial condition of the investee and management’s decision to abandon plans to purchase its software contributed to the determination of the impairment loss.

Note 11. Shareholder Rights Plan

We have a Shareholder Rights Plan that provides for the issuance of preferred share purchase rights that expire in August 2008. The rights generally will be exercisable and transferable apart from the common stock in the following cases:

•             only after the tenth day following public disclosure that a person or group of affiliated or associated persons has acquired 20% or more of the outstanding shares of common stock (thereby becoming an “Acquiring Person”), and

•             on such date as the Board of Directors determines after the commencement or announcement of a tender or exchange offer by a person or group for 20% or more of the outstanding shares of common stock.

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

Note 12. Sale and Reacquisition of Stock of Subsidiaries

During 1998, we sold newly issued stock of certain subsidiaries located in the Asia Pacific region to Lend Lease Corporation Limited, Sydney, Australia and certain of its subsidiaries (Lend Lease). Lend Lease paid approximately $6.6 million for a 20% interest in these subsidiaries, which provide outsourced call center solutions throughout the region.

In June 1999, we reacquired the minority interest in these subsidiaries from Lend Lease in exchange for 2.2 million shares of our common stock. Additionally, Lend Lease purchased 1.5 million shares of our common stock for $4.5 million in cash from two of our shareholders in a related transaction. The shares we issued were valued at $6.6 million, based on quoted market prices of our stock.

Note 13. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following unaudited statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•             Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000, and 1999,

•             Condensed Consolidating Balance Sheets at December 31, 2001 and 2000, and

•             Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$390,322	$40,669	$297,481	$(3,424)	$725,048

Operating expenses:
Direct labor and telecommunications expenses	220,455	22,688	167,923	—	411,066
Subcontracted and other services expenses	29,621	2,193	5,135	—	36,949
Operating, selling, and administrative expenses	127,841	11,839	124,294	(3,424)	260,550
Asset impairment and restructuring expenses	12,922	25	13,238	—	26,185
Total operating expenses	390,839	36,745	310,590	(3,424)	734,750

Operating income (loss)	(517)	3,924	(13,109)	—	(9,702)

Other income (expense):
Equity in earnings (losses) of subsidiaries, after tax	(21,445)	(23,949)	—	45,394	—
Interest income (expense), net	(10,979)	80	(743)	—	(11,642)
Other income (expense), net	56	—	(2,662)	—	(2,606)
Total other income (expense)	(32,368)	(23,869)	(3,405)	45,394	(14,248)

Income (loss) before income taxes and minority interest	(32,885)	(19,945)	(16,514)	45,394	(23,950)

Income tax expense (benefit)	(10,305)	1,500	6,488	—	(2,317)
Minority interest	—	—	947	—	947
Net income (loss)	$(22,580)	$(21,445)	$(23,949)	$45,394	$(22,580)

Currency translation adjustment	(6,760)	(4,800)	(5,678)	10,478	(6,760)
Comprehensive income (loss)	$(29,340)	$(26,245)	$(29,627)	$55,872	$(29,340)

	Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$407,576	$33,459	$324,560	$(1,148)	$764,447

Operating expenses:
Direct labor and telecommunications expenses	206,683	16,564	175,562	—	398,809
Subcontracted and other services expenses	39,855	2,836	8,761	—	51,452
Operating, selling, and administrative expenses	134,104	10,554	128,380	(1,148)	271,890
Asset impairment and restructuring expenses	2,019	—	1,501	—	3,520
Total operating expenses	382,661	29,954	314,204	(1,148)	725,671

Operating income	24,915	3,505	10,356	—	38,776

Other income (expense):

Equity in earnings (losses) of subsidiaries, after tax	4,804	2,343	—	(7,147)	—
Intercompany charges	1,302	429	(1,731)	—	—
Interest expense, net	(10,831)	(130)	(1,106)	—	(12,067)
Other income (expense), net	(1,862)	(17)	1,568	—	(311)
Total other income (expense)	(6,587)	2,625	(1,269)	(7,147)	(12,378)

Income (loss) before income taxes and minority interest	18,328	6,130	9,087	(7,147)	26,398

Income tax expense	5,587	1,326	5,657	—	12,570
Minority interest	—	—	1,087	—	1,087
Net income (loss)	$12,741	$4,804	$2,343	$(7,147)	$12,741

Currency translation adjustment	(6,631)	(4,210)	(5,055)	9,265	(6,631)
Comprehensive income (loss)	$6,110	$594	$(2,712)	$2,118	$6,110

	Year Ended December 31, 1999
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$258,905	$130,619	$347,998	$—	$737,522

Operating expenses:
Direct labor and telecommunications expenses	112,064	74,659	186,795	—	373,518
Subcontracted and other services expenses	45,930	2,344	10,750	—	59,024
Operating, selling, and administrative expenses	90,799	40,464	145,821	—	277,084
Asset impairment and restructuring expenses	3,585	—	6,011	—	9,596
Total operating expenses	252,378	117,467	349,377	—	719,222

Operating income (loss)	6,527	13,152	(1,379)	—	18,300

Other income (expense):
Equity in earnings (losses) of subsidiaries, after tax	1,840	(7,942)	—	6,102	—
Intercompany charges	220	2,727	(2,947)	—	—
Interest expense, net	(10,001)	(829)	(1,955)	—	(12,785)
Other income, net	205	—	111	—	316
Total other income (expense)	(7,736)	(6,044)	(4,791)	6,102	(12,469)

Income (loss) before income taxes and minority interest	(1,209)	7,108	(6,170)	6,102	5,831

Income tax expense (benefit)	(400)	5,268	1,468	—	6,336
Minority interest	—	—	304	—	304
Net income (loss)	$(809)	$1,840	$(7,942)	$6,102	$(809)

Currency translation adjustment	(8,329)	(4,199)	(6,264)	10,463	(8,329)
Comprehensive income (loss)	$(9,138)	$(2,359)	$(14,206)	$16,565	$(9,138)

Condensed Consolidating Balance Sheet

	At December 31, 2001
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$6,814	$2,202	$13,140	$—	$22,156
Trade accounts receivable, net	90,744	4,061	54,466	(20,091)	129,180
Prepaid expenses and other current assets	8,237	13	11,441	—	19,691
Total current assets	105,795	6,276	79,047	(20,091)	171,027

Property and equipment, net	31,729	2,266	57,298	—	91,293

Other assets:
Goodwill, net	19,576	—	53,640	—	73,216
Deferred income taxes	6,099	—	3,299	—	9,398
Other assets	7,771	72	2,689	—	10,532
Investments in subsidiaries	127,978	110,511	—	(238,489)	—
Notes receivable, intercompany	—	14,086	10,804	(24,890)	—
Total assets	$298,948	$133,211	$206,777	$(283,470)	$355,466

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$1,668	$—	$698	$—	$2,366
Trade accounts payable	5,176	3,745	36,238	(20,091)	25,068
Accrued expenses and other current liabilities	30,345	1,488	39,083	—	70,916
Total current liabilities	37,189	5,233	76,019	(20,091)	98,350

Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	1,412	—	5,628	—	7,040
Notes payable, intercompany	10,804	—	14,086	(24,890)	—
Deferred compensation	1,755	—	—	—	1,755
Deferred income taxes	—	—	533	—	533
Total liabilities	151,160	5,233	96,266	(44,981)	207,678

Minority interests	—	—	7,748	—	7,748

Stockholders’ equity	147,788	127,978	102,763	(238,489)	140,040
Total liabilities and stockholders' equity	$298,948	$133,211	$206,777	$(283,470)	$355,466

	At December 31, 2000
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,970	$1,730	$13,197	$—	$19,897
Trade accounts receivable, net	80,979	3,114	68,221	(5,652)	146,662
Prepaid expenses and other current assets	6,543	25	13,545	—	20,113
Total current assets	92,492	4,869	94,963	(5,652)	186,672

Property and equipment, net	46,062	3,303	50,428	—	99,793

Other assets:
Goodwill, net	20,571	—	57,872	—	78,443
Deferred income taxes	781	—	6,557	—	7,338
Other assets	7,804	78	94	—	7,976
Investments in subsidiaries	158,086	137,491	—	(295,577)	—
Notes receivable, intercompany	—	14,914	11,400	(26,314)	—
Total assets	$325,796	$160,655	$221,314	$(327,543)	$380,222

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$—	$302	$—	$302
Current portion of long-term debt	—	—	1,120	—	1,120
Current portion of capitalized lease obligations	2,570	—	1,394	—	3,964
Trade accounts payable	9,312	914	23,332	(5,652)	27,906
Accrued expenses and other current liabilities	27,990	1,655	30,152	—	59,797
Total current liabilities	39,872	2,569	56,300	(5,652)	93,089

Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capitalized lease obligations, excluding current portion	2,494	—	5,847	—	8,341
Notes payable, intercompany	11,400	—	14,914	(26,314)	—
Deferred compensation	2,448	—	—	—	2,448
Deferred income taxes	—	—	461	—	461
Total liabilities	156,214	2,569	77,522	(31,966)	204,339

Minority interests	—	—	6,301	—	6,301

Stockholders’ equity	169,582	158,086	137,491	(295,577)	169,582
Total liabilities and stockholders’ equity	$325,796	$160,655	$221,314	$(327,543)	$380,222

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$21,455	$10,253	$16,901	$—	$48,609

Cash flows from investing activities:
Investments in subsidiaries	2,251	(7,285)	—	5,034	—
Purchases of property and equipment	(7,330)	(245)	(32,869)	—	(40,444)
Proceeds from sales of property and equipment	15	—	40	—	55
Increase in other assets	(850)	—	(2,534)	—	(3,384)
Net cash provided by (used in) investing activities	(5,914)	(7,530)	(35,363)	5,034	(43,773)

Cash flows from financing activities:
Repayments of notes payable	—	—	(302)	—	(302)
Borrowings on debt	52,500	—	20,872	—	73,372
Repayments of debt and capital lease obligations	(55,143)	—	(22,146)	—	(77,289)
Net capital contribution from parent	—	(2,251)	7,285	(5,034)	—
Net borrowings and payments on intercompany balances	(10,927)	—	10,927	—	—
Common stock issued, net of expenses	121	—	—	—	121
Purchases of treasury stock, net of reissuances	(248)	—	—	—	(248)
Capital contribution from minority interest	—	—	537	—	537
Other	—	—	(64)	—	(64)
Net cash provided by (used in) financing activities	(13,697)	(2,251)	17,109	(5,034)	(3,873)

Effect of exchange rates on cash	—	—	1,296	—	1,296
Net increase (decrease) in cash	1,844	472	(57)	—	2,259
Cash and cash equivalents, beginning of period	4,970	1,730	13,197	—	19,897
Cash and equivalents, end of period	$6,814	$2,202	$13,140	$—	$22,156

	Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$46,334	$7,329	$11,532	$—	$65,195

Cash flows from investing activities:
Investments in subsidiaries	5,739	(965)	—	(4,774)	—
Purchases of property and equipment	(18,358)	(997)	(13,774)	—	(33,129)
Proceeds from sales of property and equipment	10	—	7,219	—	7,229
Net cash used in investing activities	(12,609)	(1,962)	(6,555)	(4,774)	(25,900)

Cash flows from financing activities:
Repayments of notes payable	—	—	(6,876)	—	(6,876)
Borrowings on debt	35,000	—	—	—	35,000
Repayments of debt and capital lease obligations	(66,687)	—	(8,774)	—	(75,461)
Net capital contribution from parent	—	(5,739)	965	4,774	—
Net borrowings and payments on intercompany balances	(7,245)	—	7,245	—	—
Common stock issued, net of expenses	2,746	—	—	—	2,746
Other	(46)	—	—	—	(46)
Net cash provided by (used in) financing activities	(36,232)	(5,739)	(7,440)	4,774	(44,637)

Effect of exchange rates on cash	—	—	2,934	—	2,934
Net increase (decrease) in cash	(2,507)	(372)	471	—	(2,408)
Cash and cash equivalents, beginning of period	7,477	2,102	12,726	—	22,305
Cash and equivalents, end of period	$4,970	$1,730	$13,197	$—	$19,897

	Year Ended December 31, 1999
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$21,791	$6,545	$10,979	$—	$39,315

Cash flows from investing activities:
Investments in subsidiaries	6,592	3,528	—	(10,120)	—
Purchases of property and equipment	(18,351)	(2,569)	(17,665)	—	(38,585)
Proceeds from sale-leasebacks of facilities	3,467	—	—	—	3,467
Proceeds from sales of property and equipment	14	—	625	—	639
Net cash provided by (used in) investing activities	(8,278)	959	(17,040)	(10,120)	(34,479)

Cash flows from financing activities:
Borrowings on notes payable	—	—	3,706	—	3,706
Repayments of notes payable	—	—	(26,174)	—	(26,174)
Borrowings on debt	50,150	—	7,639	—	57,789
Repayments of debt and capital lease obligations	(26,349)	—	(8,530)	—	(34,879)
Net capital contribution from parent	—	(6,592)	(3,528)	10,120	—
Net borrowings and payments on intercompany balances	(32,955)	—	32,955	—	—
Common stock issued, net of expenses	771	—	—	—	771
Other	(63)	—	—	—	(63)
Net cash provided by (used in) financing activities	(8,446)	(6,592)	6,068	10,120	1,150

Effect of exchange rates on cash	—	—	1,847	—	1,847
Net increase in cash	5,067	912	1,854	—	7,833
Cash and cash equivalents, beginning of period	2,410	1,190	10,872	—	14,472
Cash and equivalents, end of period	$7,477	$2,102	$12,726	$—	$22,305

14. Quarterly Financial Data (Unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation. We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ customer relationship management activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe, and in the first quarter due to the changeover of client marketing strategies that often occurs at the beginning of the year. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.

2001 Quarterly Data

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$184,004	$177,787	$173,793	$189,464
Operating income (loss)	4,492	(26,289)	3,736	8,359
Net income (loss)	10,630	(30,241)	(5,889)	2,920

Income (loss) per common share:
Basic	$0.15	$(0.41)	$(0.08)	$0.04
Diluted	0.14	(0.41)	(0.08)	0.04

First quarter results include a $9.8 million income tax benefit that we recorded as a result of our election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes.

Second quarter results include the following items:

•             $23.8 million, or $22.1 million after tax, of asset impairment and restructuring charges, as discussed in Note 10,

•             $1.3 million, or $0.8 million after tax, of losses on disposals of fixed assets, and

•             a $3.3 million valuation allowance on U.K. deferred tax assets, as discussed in Note 4.

Third quarter results include the following items:

•             $2.4 million of asset impairment and restructuring charges, as discussed in Note 10,

•             a $0.8 million charge to write off deferred credit acquisition costs in connection with the amendment of our credit facility, as discussed in Note 3, and

•             a $3.8 million increase in the allowance for deferred tax assets.

2000 Quarterly Data

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$198,611	$193,805	$185,289	$186,742
Operating income	9,252	7,906	10,196	11,422
Net income	3,018	2,426	3,655	3,642

Income per common share:
Basic	$0.04	$0.03	$0.05	$0.05
Diluted	0.04	0.03	0.05	0.05

Second quarter results include an asset impairment and restructuring charge of $3.5 million, or $2.0 million after tax, as discussed in Note 10.

The sum of the quarterly amounts may not equal the totals for the year due to the effects of rounding.

Report of Independent Auditors on the Financial Statement Schedule

To the Stockholders and Board of Directors
of SITEL Corporation

Under date of February 1, 2002, we reported on the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Baltimore, Maryland
February 1, 2002

S-1

Schedule II

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	Deductions (describe)		Balance at end of period
	(in thousands)

Allowance for doubtful accounts:
Year ended December 31, 2001	$6,456	$2,585	$—	$(3,833	)(a)	$5,208
Year ended December 31, 2000	$5,622	$1,668	$—	$(834	)(a)	$6,456
Year ended December 31, 1999	$3,970	$3,170	$—	$(1,518	)(a)	$5,622

(a)     Represents principally net amounts charged off as uncollectible.

See accompanying Report of Independent Auditors on the Financial Statement Schedule.

S-2