Form 10-Q
period 2002-03-31
SITEL CORP
filed 2002-05-14
CIK 943820

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

                  For the quarterly period ended MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

         COMMON STOCK, $.001 PAR VALUE - 74,357,431 SHARES OUTSTANDING
                              AS OF APRIL 30, 2002

================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Condensed Statements of Income........................ 1
           Consolidated Condensed Balance Sheets.............................. 2
           Consolidated Condensed Statements of Cash Flows.................... 3
           Notes to Consolidated Financial Statements......................... 4


  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

           General............................................................12
           General Business Risks, Critical Accounting Policies and Estimates.12
           Results of Operations..............................................14
           Financial Condition and Liquidity..................................16
           Other Matters......................................................17


  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........18


PART II - OTHER INFORMATION

  Item 5 - Other Information..................................................18

  Item 6 - Exhibits and Reports on Form 8-K...................................18

  Signature...................................................................19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               2002                2001
                                                          ------------         -----------
                                                        (in thousands, except per share data)
REVENUES                                                  $  193,032           $  184,004
-------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses              112,016              101,629
   Subcontracted and other services expenses                  11,593                9,290
   Operating, selling and administrative expenses             61,760               68,593
-------------------------------------------------------------------------------------------
   Total operating expenses                                  185,369              179,512
-------------------------------------------------------------------------------------------

OPERATING INCOME                                               7,663                4,492
-------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                      (2,731)              (2,850)
   Equity in earnings (loss) of subsidiary                       335                  (37)
   Other expense, net                                           (188)                (106)
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST               5,079                1,499

Income tax expense (benefit)                                   1,981               (9,185)
Minority interest                                                360                   54
-------------------------------------------------------------------------------------------
NET INCOME                                                $    2,738           $   10,630
===========================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                      74,218               72,205
   Diluted                                                    74,313               74,262

INCOME PER COMMON SHARE:
   Basic                                                  $     0.04           $     0.15
   Diluted                                                $     0.04           $     0.14

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               (UNAUDITED)
                                                                 MARCH 31,         DECEMBER 31,
                                                                   2002                2001
                                                              -------------       --------------
                                                              (in thousands, except share data)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                 $    14,430          $    22,156
     Trade accounts receivable (net of allowance
       for doubtful accounts of
       $5,206 and $5,208, respectively)                            143,756              129,180
     Prepaid expenses                                                6,760                6,200
     Deferred income taxes                                           5,106                6,358
     Other assets                                                    6,909                7,133
-------------------------------------------------------------------------------------------------
     Total current assets                                          176,961              171,027
-------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT, NET                                      91,030               91,293
-------------------------------------------------------------------------------------------------
   OTHER ASSETS:
     Goodwill, net                                                  72,271               73,216
     Deferred income taxes                                           9,649                9,398
     Other assets                                                   10,515               10,532
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $   360,426          $   355,466
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of capital lease obligations              $     1,944          $     2,366
     Trade accounts payable                                         26,804               25,068
     Income taxes payable                                            4,022                4,087
     Deferred income taxes                                             729                  717
     Accrued wages, salaries and bonuses                            30,546               26,014
     Accrued operating expenses                                     34,600               34,953
     Deferred revenue and other                                      4,866                5,145
-------------------------------------------------------------------------------------------------
     Total current liabilities                                     103,511               98,350

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                                                100,000              100,000
     Capital lease obligations, excluding current portion            6,581                7,040
     Deferred compensation                                           1,635                1,755
     Deferred income taxes                                             883                  533
-------------------------------------------------------------------------------------------------
     Total liabilities                                             212,610              207,678
-------------------------------------------------------------------------------------------------
   MINORITY INTERESTS                                                7,969                7,748
-------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY:
     Common stock, voting, $.001 par value
       200,000,000 shares authorized,
       74,354,768 and 74,357,579 shares
       issued and outstanding, respectively                             74                   74
     Paid-in capital                                               168,724              168,731
     Accumulated other comprehensive loss                          (29,087)             (26,148)
     Retained earnings (accumulated deficit)                           354               (2,369)
     Less treasury stock, at cost                                     (218)                (248)
-------------------------------------------------------------------------------------------------
     Total stockholders' equity                                    139,847              140,040
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   360,426          $   355,466
=================================================================================================

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
                       SITEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     2002                2001
                                                                -------------        -------------
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $     2,738          $    10,630
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     8,420               10,328
     Loss on disposal of assets                                           36                   --
     Provision for deferred income taxes                               1,363               (9,148)
     Deferred compensation                                              (167)                  --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                     (14,918)             (13,777)
       Other assets                                                     (803)                 346
       Trade accounts payable                                          1,857               (1,499)
       Other liabilities                                               3,527                1,308
---------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                 2,053               (1,812)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (8,546)             (15,163)
   Proceeds from sales of property and equipment                          --                   31
   Increase in other assets                                               --               (1,429)
---------------------------------------------------------------------------------------------------
   Net cash used in investing activities                              (8,546)             (16,561)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                            --                 (191)
   Borrowings on debt                                                 13,500               36,038
   Repayments of debt                                                (13,500)             (22,546)
   Repayments of capital lease obligations                              (639)              (1,160)
   Common stock issued, net of expenses                                   --                   94
   Treasury stock (purchases) reissuances, net                            30                 (245)
   Other                                                                  --                  (49)
---------------------------------------------------------------------------------------------------
   Net cash provided by (used in) in financing activities               (609)              11,941
---------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                        (624)              (1,387)
---------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                  (7,726)              (7,819)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        22,156               19,897
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    14,430          $    12,078
===================================================================================================

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

FINANCIAL STATEMENTS
Our Consolidated Condensed Balance Sheet at December 31, 2001 was obtained from our audited balance sheet as of that date. All other financial statements contained in this report are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. These adjustments are of a normal recurring nature.

You should read our consolidated condensed financial statements in this report in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, and the Notes to Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2001.

GOODWILL, NET
In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

o replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three months ended March 31, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

Total goodwill amortization expense in the three months ended March 31, 2001 was $0.9 million. If we had adopted the provisions of SFAS No. 142 on January 1, 2001, our net income would have been $11.5 million, or $0.15 per share, for the three months ended March 31, 2001.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not yet evaluated whether or not we will have any impairment charges in our consolidated financial statements in 2002 that may result from the impairment test that is required upon adoption of this statement. We will measure impairment, if any, by comparing the carrying values of our reporting units to their estimated fair values, and will recognize an impairment loss if the carrying value of any reporting unit exceeds its estimated fair value.

ASSET IMPAIRMENT
In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002. Under this standard, we monitor events and changes in circumstances that may require us to review the carrying value of our long-lived assets. We assess the recoverability of our long-lived assets based on estimated undiscounted future operating cash flows. Our assessment of the recoverability of our long-lived assets will be impacted if estimated future operating cash flows are not achieved.

RECLASSIFICATIONS
We have reclassified certain prior-period amounts for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

NOTE 2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was:

o    ($0.2) million for the three months ended March 31, 2002, and
o    $3.4 million for the three months ended March 31, 2001.

The difference between our reported net income and comprehensive income (loss) for each period presented is the change in our foreign currency translation adjustment. Accumulated other comprehensive income included in our Consolidated Balance Sheets represents the accumulated foreign currency translation adjustment.

NOTE 3.  ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES

In June 2001, we announced a restructuring plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability. The key components of the restructuring plan include several major organizational changes and the streamlining of contact center operations and corporate support services to improve effectiveness and drive revenue growth. As part of our restructuring plan, we reduced fixed overhead to improve profitability by substantially completing the following by December 31, 2001:

o eliminating approximately 350 operating, selling, and administrative positions globally, and
o reducing excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

In connection with this restructuring, we recorded $26.2 million of asset impairment and restructuring charges, or $24.6 million after tax. Approximately $16.9 million of these charges are liabilities that we have paid or will pay in cash. At March 31, 2002, we had paid approximately $8.3 million of the liabilities of which $1.5 million was paid during the first quarter of 2002. We have classified the remaining $8.6 million of unpaid liabilities as accrued operating expenses in our March 31, 2002 Consolidated Balance Sheet. The charges also included $9.3 million of asset write-downs that we recorded as a reduction of fixed assets.

The components of the restructuring charges are:

                                     ACCRUAL                   ACCRUAL
                                    BALANCE AT                BALANCE AT
                            2001    DECEMBER 31,               MARCH 31,
                          CHARGES     2001         PAYMENTS      2002
--------------------------------------------------------------------------
                                         (in millions)
Severance                  $ 5.0      $ 0.9         $  0.3     $  0.6
Facility closure
   or reduction             11.0        8.5            1.1        7.4
Other                        0.9        0.7            0.1        0.6
--------------------------------------------------------------------------
Subtotal                   $16.9      $10.1         $  1.5     $  8.6
Asset write-downs            9.3
----------------------------------
Total                      $26.2
==================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of
(a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

o    Condensed  Consolidating  Statements  of Income  and  Comprehensive  Income
     (Loss) for the three months ended March 31, 2002 and 2001,
o Condensed Consolidating Balance Sheets at March 31, 2002 and December 31, 2001, and
o Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------------------------------------------------
                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended March 31, 2002                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $  99,515     $  12,036       $ 82,136        $   (655)  $   193,032
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       57,016         6,136         48,864              --       112,016
   Subcontracted and other services expenses           9,466           654          1,473              --        11,593
   Operating, selling and administrative expenses     30,257         3,081         29,077            (655)       61,760
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              96,739         9,871         79,414            (655)      185,369
--------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                2,776         2,165          2,722              --         7,663
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income (expense), net                     (2,737)           87            (55)            (26)       (2,731)
   Equity in earnings (loss) of subsidiary             2,165         1,795            335          (3,960)          335
   Other income (expense), net                             5            --           (219)             26          (188)
--------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                            (567)        1,882             61          (3,960)       (2,584)
--------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTEREST                                   2,209         4,047          2,783          (3,960)        5,079

Income tax expense                                       445           811            725              --         1,981
Minority interest                                         97            --            263              --           360
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $   1,667     $   3,236       $  1,795        $ (3,960)  $     2,738
==========================================================================================================================

Currency translation adjustment                       (2,939)       (5,130)        (8,020)         13,150        (2,939)
--------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $  (1,272)    $  (1,894)      $ (6,225)       $  9,190   $      (201)
==========================================================================================================================

                                       6

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended March 31, 2001                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 102,111     $  10,376       $ 71,997        $   (480)  $   184,004
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       55,790         5,962         39,877              --       101,629
   Subcontracted and other services expenses           7,540           546          1,204              --         9,290
   Operating, selling and administrative expenses     33,669         2,497         32,907            (480)       68,593
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              96,999         9,005         73,988            (480)      179,512
--------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                5,112         1,371         (1,991)             --         4,492
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                (2,549)       (109)          (192)             --        (2,850)
   Equity in earnings (loss) of subsidiary            (2,011)       (2,781)           (37)          4,792           (37)
   Other expense, net                                     (6)           --           (100)             --          (106)
--------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (4,566)       (2,890)          (329)          4,792        (2,993)
--------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   MINORITY INTEREST                                     546        (1,519)        (2,320)          4,792         1,499

Income tax expense (benefit)                         (10,084)          492            407              --        (9,185)
Minority interest                                         --            --             54              --            54
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $  10,630     $  (2,011)      $ (2,781)       $  4,792   $    10,630
==========================================================================================================================

Currency translation adjustment                       (7,193)       (7,070)        (6,966)         14,036        (7,193)
--------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $   3,437     $  (9,081)      $ (9,747)       $ 18,828   $     3,437
==========================================================================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At March 31, 2002                                    PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $       26    $    3,435      $  10,969     $       --     $  14,430
     Trade accounts receivable, net                   109,383         5,222         56,388        (27,237)      143,756
     Prepaid expenses and other
       current assets                                   6,593            47         12,135             --        18,775
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                             116,002         8,704         79,492        (27,237)      176,961
--------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                         30,888         2,475         57,667             --        91,030
--------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                     19,601            --         52,670             --        72,271
     Deferred income taxes                              6,100            --          3,549             --         9,649
     Other assets                                       7,476            72          2,967             --        10,515
     Investments in subsidiaries                      128,841       109,246             --       (238,087)           --
     Notes receivable, intercompany                        --        14,040         10,581        (24,621)           --
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $  308,908    $  134,537      $ 206,926     $ (289,945)    $ 360,426
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of capital
       lease obligations                           $    1,374    $       --      $     570     $       --     $   1,944
     Trade accounts payable                            15,448         3,288         35,305        (27,237)       26,804
     Accrued expenses and other
       current liabilities                             30,868         2,408         41,487             --        74,763
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                         47,690         5,696         77,362        (27,237)      103,511

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                                   100,000            --             --             --       100,000
     Capital lease obligations,
       excluding current portion                        1,187            --          5,394             --         6,581
     Notes payable, intercompany                       10,581            --         14,040        (24,621)           --
     Deferred compensation                              1,635            --             --             --         1,635
     Deferred income taxes                                 --            --            883             --           883
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                161,093         5,696         97,679        (51,858)      212,610
--------------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                      1,728            --          6,241             --         7,969
--------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY                                  146,087       128,841        103,006       (238,087)      139,847
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  308,908    $  134,537      $ 206,926     $ (289,945)    $ 360,426
==========================================================================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At December 31, 2001                                 PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                     $   6,814     $   2,202       $ 13,140      $       --    $  22,156
     Trade accounts receivable, net                   90,744         4,061         54,466         (20,091)     129,180
     Prepaid expenses and other
       current assets                                  8,237            13         11,441              --       19,691
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                            105,795         6,276         79,047         (20,091)     171,027
--------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                        31,729         2,266         57,298              --       91,293
--------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                    19,576            --         53,640              --       73,216
     Deferred income taxes                             6,099            --          3,299              --        9,398
     Other assets                                      7,771            72          2,689              --       10,532
     Investments in subsidiaries                     127,978       110,511             --        (238,489)          --
     Notes receivable, intercompany                       --        14,086         10,804         (24,890)          --
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 298,948     $ 133,211       $206,777      $ (283,470)   $ 355,466
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of capital
       lease obligations                           $   1,668     $      --       $    698      $       --    $   2,366
     Trade accounts payable                            5,176         3,745         36,238         (20,091)      25,068
     Accrued expenses and other
       current liabilities                            30,345         1,488         39,083              --       70,916
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        37,189         5,233         76,019         (20,091)      98,350

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt, excluding current portion       100,000            --             --              --      100,000
     Capital lease obligations,
       excluding current portion                       1,412            --          5,628              --        7,040
     Notes payable, intercompany                      10,804            --         14,086         (24,890)          --
     Deferred compensation                             1,755            --             --              --        1,755
     Deferred income taxes                                --            --            533              --          533
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                               151,160         5,233         96,266         (44,981)     207,678
--------------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                     --            --          7,748              --        7,748
--------------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                              147,788       127,978        102,763        (238,489)     140,040
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 298,948     $ 133,211       $206,777      $ (283,470)   $ 355,466
==========================================================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended March 31, 2002                    PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                           $     (4,692)   $     (115)    $     6,860      $      --     $    2,053
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                           840         2,188             --          (3,028)           --
   Purchases of property and equipment                (3,858)           --         (4,688)             --        (8,546)
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     investing activities                             (3,018)        2,188         (4,688)         (3,028)       (8,546)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on debt                                 13,500            --             --              --        13,500
   Repayments of debt                                (13,500)           --             --              --       (13,500)
   Repayments of capital lease obligations              (517)                        (122)             --          (639)
   Net capital contribution from parent                   --          (840)        (2,188)          3,028            --
   Net borrowings and payments on
     intercompany balances                             1,409            --         (1,409)             --            --
   Treasury stock reissuances                             30            --             --              --            30
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                                922          (840)        (3,719)          3,028          (609)
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                          --            --           (624)             --          (624)
-------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                       (6,788)        1,233         (2,171)             --        (7,726)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         6,814         2,202         13,140              --        22,156
-------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                $      26     $   3,435       $ 10,969       $      --   $    14,430
=========================================================================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended March 31, 2001                    PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          $     (3,626)   $    4,753     $   (2,939)      $      --     $    (1,812)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                          (987)       (4,925)            --           5,912              --
   Purchases of property and equipment                (5,539)         (130)        (9,494)             --         (15,163)
   Proceeds from sales of property and equipment           1            --             30              --              31
   Increase in other assets                              138            --         (1,567)             --          (1,429)
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     investing activities                             (6,387)       (5,055)       (11,031)          5,912         (16,561)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                            --            --           (191)             --            (191)
   Borrowings on debt                                 30,000            --          6,038              --          36,038
   Repayments of debt                                (21,500)           --         (1,046)             --         (22,546)
   Repayments of capital lease obligations              (641)           --           (519)             --          (1,160)
   Net capital contribution from parent                   --           987          4,925          (5,912)             --
   Net borrowings and payments on
     intercompany balances                            (2,492)           --          2,492              --              --
   Common stock issued, net of expenses                   94            --             --              --              94
   Treasury stock purchases, net of reissuances         (245)           --             --              --            (245)
   Other                                                 (49)           --             --              --             (49)
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                              5,167           987         11,699          (5,912)          11,941
--------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                          --            --         (1,387)             --          (1,387)
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                       (4,846)          685         (3,658)             --          (7,819)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         4,970         1,730         13,197              --          19,897
--------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                $     124     $   2,415       $  9,539       $      --     $    12,078
==========================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

References in this report to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management
(CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as professional services for both outsourced and internal contact centers. We serve clients primarily in the consumer products, financial services, insurance, telecommunications, technology, and utilities industries.

In Management's Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2002 and 2001, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.
--------------------------------------------------------------------------------

GENERAL BUSINESS RISKS, CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL BUSINESS RISKS
----------------------
Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 67.8% of our revenues in the first quarter of 2002, and include three independently managed business units of General Motors Corporation. These General Motors business units were responsible for 24.4% of our total revenues for the first quarter of 2002. We did not have any other clients under common control that generated more than 10% of our revenues. The financial failure of any of our significant clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements, which are included in our Form 10-K for the year ended December 31, 2001. Of those policies, we have identified the following to be critical accounting policies because they are the most important to the portrayal of our results of operations and financial condition, and they require management's most difficult, subjective, or complex judgments:

o estimates of uncollectible trade accounts receivable to determine an allowance for doubtful accounts,
o    estimates of the useful lives for property and equipment, and
o estimates of future taxable income that is required to support the carrying value of deferred tax assets and estimates of the related valuation allowance.

TRADE ACCOUNTS RECEIVABLE
We  report  our trade  accounts  receivable  net of an  allowance  for  doubtful accounts, which represents management's estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms. The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling, and administrative expense in our Consolidated Statements of Income, which would reduce our results of operations. Our accounts receivable balance at March 31, 2002 was $143.8 million, net of an allowance for doubtful accounts of $5.2 million.

PROPERTY, EQUIPMENT, AND GOODWILL
We record property and equipment at cost, and calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. We amortize leasehold improvements and assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002. Under this standard, we monitor events and changes in circumstances that may require us to review the carrying value of our long-lived assets. We assess the recoverability of our long-lived assets based on estimated undiscounted future operating cash flows. Our assessment of the recoverability of our long-lived assets will be impacted if estimated future operating cash flows are not achieved.

Goodwill represents the difference between the purchase price we paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets we acquired. Goodwill as of March 31, 2002 was $72.3 million, net of accumulated amortization of $18.6 million.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

o replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three months ended March 31, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

Total goodwill amortization expense in the three months ended March 31, 2001 was $0.9 million. If we had adopted the provisions of SFAS No. 142 on January 1, 2001, our net income would have been $11.5 million, or $0.15 per share, for the three months ended March 31, 2001.

We have not yet evaluated whether or not we will have any impairment charges in our consolidated financial statements in 2002 that may result from the impairment test that is required upon adoption of this statement. We will measure impairment, if any, by comparing the carrying values of our reporting units to their estimated fair values, and will recognize an impairment loss if the carrying value of any reporting unit exceeds its estimated fair value.

DEFERRED INCOME TAXES
We must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes. The future tax effects of the differences in these items, as well as operating loss and tax credit carryforwards, are reported as deferred tax assets or liabilities in our Consolidated Balance Sheets.

We assess the likelihood that our deferred tax assets will be recovered from future estimated taxable income. To the extent we believe that recovery is not likely, we establish valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be realized. The net deferred tax asset as of March 31, 2002 was $14.8 million, net of a valuation allowance of $39.4 million.

Significant management judgment is required in determining any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $39.4 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. These assets consist of tax amortization in excess of book amortization related to the acquisition of a business and certain net operating losses and foreign tax credits carried forward. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets can be recovered. In the event that actual results differ from these estimates or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

USE OF ACCOUNTING ESTIMATES
---------------------------
Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles that affect:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD OF 2001

In this section, we discuss our operating results and the factors affecting them. We begin with a general overview, then separately discuss the components of net income in more detail. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages. Please refer to that discussion as you read this section.

OVERVIEW
--------
We summarize our net income and net income per common share - diluted, and the impacts of special items, in the following tables:

NET INCOME                                           NET INCOME PER COMMON SHARE-DILUTED
Three Months Ended March 31,     2002      2001      Three Months Ended March 31,      2002     2001
-------------------------------------------------    ------------------------------------------------
                                 (in millions)
Net income before                                    Net income per share
   special items               $  2.7      $  1.7      before special items           $ 0.04    $ 0.02
Goodwill amortization expense,                       Goodwill amortization expense,
   after tax                       --        (0.9)     after tax                         --      (0.01)
Tax benefit expected to                              Tax benefit expected
   to be realized                                      to be realized
   in future years                 --         9.8      in future years                   --       0.13
--------------------------------------------------   --------------------------------------------------
Net income                     $  2.7      $ 10.6    Net income per share             $ 0.04    $ 0.14
==================================================   ==================================================

We had net income of $2.7 million, or $0.04 per share, in the three months ended March 31, 2002, compared to net income of $10.6 million, or $0.14 per share, in the first quarter of 2001. Excluding the special items noted in the tables above, we had net income of $1.7 million, or $0.02 per share, for the three months ended March 31, 2001. Net income in the first quarter of 2002, compared to net income before special items in the first quarter of 2001, increased mostly due to a 4.9% increase in revenues and lower operating, selling and administrative expenses, offset partially by increases in direct labor and telecommunications expense and subcontracted and other services expense. We describe the factors affecting our operating results in more detail in the following section.

COMPONENTS OF NET INCOME
------------------------
The   following   table    summarizes   our   income   statement   data   on   a
percentage-of-revenue basis.

                                                               THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------------------
                                                               2002                       2001
                                                        ------------------          ------------------
                                                            $          %                $         %
                                                        ---------  -------          ---------  -------
                                                                             (in thousands)
REVENUES                                               $  193,032  100.0%         $  184,004    100.0%
-------------------------------------------------------------------------------------------------------

Direct labor and telecommunications expenses              112,016   58.0%            101,629     55.2%
Subcontracted and other services expenses                  11,593    6.0%              9,290      5.1%
Operating, selling and administrative expenses             61,760   32.0%             68,593     37.3%
-------------------------------------------------------------------------------------------------------
OPERATING INCOME                                            7,663    4.0%              4,492      2.4%

Interest expense, net                                      (2,731)  (1.4%)            (2,850)    (1.6%)
Equity in earnings (loss) of subsidiary                       335    0.1%                (37)    (0.0%)
Other expense, net                                           (188)  (0.1%)              (106)    (0.0%)
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            5,079    2.6%              1,499      0.8%

Income tax expense (benefit)                                1,981    1.0%             (9,185)    (5.0%)
Minority interest                                             360    0.2%                 54      0.0%
-------------------------------------------------------------------------------------------------------
NET INCOME                                             $    2,738    1.4%         $   10,630      5.8%
=======================================================================================================

REVENUES
Revenues increased $9.0 million, or 4.9%, in the first quarter of 2002 compared to the same period of 2001. The changes in revenues by geographic region are shown in the following table:

Three Months                             $          %
Ended March 31,      2002       2001   Change    Change
----------------------------------------------------------
                           (in millions)
North America      $  123.3  $  117.4   $  5.9      5.0%
Europe                 48.5      53.0     (4.5)    (8.5%)
Asia Pacific            6.3       5.7      0.6     10.5%
Latin America          14.9       7.9      7.0     88.6%
----------------------------------------------------------
Totals             $  193.0  $  184.0   $  9.0      4.9%
----------------------------------------------------------

Latin America revenues increased primarily due to work we performed for new clients in Mexico. The increase in North America was primarily attributable to additional customer care services we provided to a number of our large global clients, and to a lesser extent, higher risk management service revenues which were partially offset by a reduction in customer acquisition services. Revenues decreased in Europe mostly due to reduced business with certain clients in Central Europe and Spain.

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

Direct labor and telecommunications expenses increased $10.4 million, or 10.2%, in the first quarter of 2002 compared to the same period of 2001. As a percentage of revenues, direct labor and telecommunications expenses increased from 55.2% in the first quarter of 2001 to 58.0% in the first quarter of 2002. This increase was primarily due to lower revenue per direct labor hour which has not been offset by reduced direct labor costs.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and other services expenses include services provided to clients through subcontractors and through our India joint venture, and other out-of-pocket expenses. Subcontracted and other services expenses increased $2.3 million, or 24.8%, in the first quarter of 2002 compared to the same period of 2001. The increase in these expenses was mostly due to subcontracted expenses paid to our India joint venture as we began serving clients from that facility during the third quarter of 2001.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses decreased $6.8 million, or 10.0%, in the first quarter of 2002 compared to the same period of 2001. Excluding goodwill amortization expense of $0.9 million from the first quarter of 2001, operating, selling and administrative expenses decreased $5.9 million, or 8.7%. The decline in these expenses was mostly due to our restructuring plan that began at the end of the second quarter of 2001. As a percentage of revenues, operating, selling and administrative expenses decreased from 36.8% in the first quarter of 2001, excluding goodwill amortization expense, to 32.0% in the first quarter of 2002.

OPERATING INCOME
Operating income increased $3.2 million, or 70.6%, in the first quarter of 2002 compared to the same period of 2001. Excluding goodwill amortization expense of $0.9 million from the first quarter of 2001, operating income increased $2.2 million, or 41.4%, in the first quarter of 2002 compared to the same period of 2001. As a percentage of revenues, operating income increased from 3.0% in the first quarter of 2001, excluding goodwill amortization expense, to 4.0% in the first quarter of 2002 due to the factors discussed above.

INTEREST EXPENSE, NET
Interest expense, net of interest income, was about the same in the first quarter of 2002 as it was in the first quarter of 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded income tax expense of $2.0 million in the first quarter of 2002 compared to an income tax benefit of $9.2 million in the first quarter of 2001. This change was primarily the result of a $9.8 million net deferred income tax benefit we recorded in the first quarter of 2001 that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes.

Our first quarter 2002 income tax expense as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

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

Three Months Ended March 31,           2002        2001
---------------------------------------------------------
                                        (in thousands)
NET CASH PROVIDED BY (USED IN):
   Operating activities            $  2,053    $ (1,812)
   Investing activities              (8,546)    (16,561)
   Financing activities                (609)     11,941

2002
In the first quarter of 2002, we had income before depreciation and amortization of $11.2 million, a $3.5 million increase in other liabilities, and a $1.9 million increase in trade accounts payable, which were partially offset by a $14.9 million increase in trade receivables.

In the first quarter of 2002, we used cash for investing activities to purchase $8.5 million of property and equipment.

In the first quarter of 2002, we used cash for financing activities to repay $0.6 million of capital lease obligations.

2001
In the first quarter of 2001, we had income before depreciation and amortization of $21.0 million, which was more than offset by a $13.8 million increase in trade receivables and a $9.1 million reduction in our deferred income tax provision. The decrease in our deferred income tax provision was primarily attributable to the $9.8 million deferred income tax asset we recorded that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes.

In the first quarter of 2001, we used cash for investing activities mostly to purchase $15.2 million of property and equipment, and we invested $1.2 million in a joint venture in India.

In the first quarter of 2001, cash provided by financing activities came from $13.5 million of net borrowings under our revolving credit facility.

CAPITAL RESOURCES
-----------------
We have historically used funds generated from operations, leases of property and equipment, equity capital, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures, and working capital requirements.

We have a $50 million senior secured credit facility that expires in April 2003, under which we may borrow in U.S. dollars, British pounds sterling, and Euros, which allows us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility.

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

The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement. At March 31, 2002, we had $50.0 million of available borrowings under this facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We generally estimate our capital expenditures will be $5 to $8 million per quarter excluding any significant expansion of contact center capacity. We estimate that our capital expenditures for the second quarter of 2002 will range from $10 to $13 million. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through December 31, 2001, we had repurchased a total of 171,800 shares at a total cost of $0.3 million. No shares have been purchased in 2002. Our amended credit facility limits the amount of aggregate restricted payments, including stock repurchases, to $1.0 million plus certain equity transaction proceeds not currently applicable.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
---------------------------------------
We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2001. These contractual obligations and commitments include:

o $100.0 million of long-term debt as shown in our Consolidated Balance Sheet at March 31, 2002,
o $8.5 million of capital lease obligations as shown in our Consolidated Balance Sheet at March 31, 2002, and
o operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2015.

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

ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

o replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three months ended March 31, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

Total goodwill amortization expense in the three months ended March 31, 2001 was $0.9 million. If we had adopted the provisions of SFAS No. 142 on January 1, 2001, our net income would have been $11.5 million, or $0.15 per share, for the three months ended March 31, 2001.

We have not yet evaluated whether or not we will have any impairment charges in our consolidated financial statements in 2002 that may result from the impairment test that is required upon adoption of this statement. We will measure impairment, if any, by comparing the carrying values of our reporting units to their estimated fair values, and will recognize an impairment loss if the carrying value of any reporting unit exceeds its estimated fair value.

In October 2001, the Financial Accounting Standards Board also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this standard did not impact our consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three months ended March 31, 2002, our average borrowings under our bank credit facility were $0.9 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

o    reliance on major clients,
o    conditions affecting clients' industries,
o    clients' budgets and plans,
o    unanticipated labor, contract or technical difficulties,
o    delays in ramp up of services under contracts,
o    reliance on major subcontractors and strategic partners,
o    risks associated with managing a global business,
o    fluctuations in operating results,
o    reliance on telecommunications and computer technology,
o    dependence on labor force,
o    industry regulation,
o    general and local economic conditions,
o    competitive pressures in our industry,
o    foreign currency risks,
o    the effects of leverage,
o    dependency on credit availability,
o    restrictions imposed by the terms of indebtedness, and
o    dependence on key personnel and control by management.

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


                                                   SITEL Corporation
                                                     (REGISTRANT)


Date:    May 14, 2002                 By  /s/   James E. Stevenson, Jr.
                                             --------------------------------
                                                JAMES E. STEVENSON, JR.
                                                Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)