Form 10-Q
period 2002-06-30
SITEL CORP
filed 2002-08-14
CIK 943820

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


                  For the quarterly period ended JUNE 30, 2002


  Commission              Exact name of registrant as          IRS Employer
 File Number                specified in its charter         Identification No.

   1-12577                      SITEL CORPORATION                47-0684333



                                    MINNESOTA
                    ----------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

          111 S. CALVERT STREET, SUITE 1900 BALTIMORE,  MARYLAND        21202
--------------------------------------------------------------------------------
                (Address of Principal Executive Offices)              (Zip Code)

                                 (410) 246-1505
                       ---------------------------------
              (Registrant's Telephone Number, Including Area Code)

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____


COMMON STOCK,  $.001 PAR VALUE - 74,357,431  SHARES  OUTSTANDING  AS OF JULY 31,
2002

================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Condensed Statements of Income (Loss)................. 1
           Consolidated Condensed Balance Sheets.............................. 2
           Consolidated Condensed Statements of Cash Flows.................... 3
           Notes to Consolidated Financial Statements......................... 4


  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           General............................................................15
           General Business Risks, Critical Accounting Policies and Estimates.15
           Results of Operations..............................................17
           Financial Condition and Liquidity..................................21
           Other Matters......................................................22


  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........23


PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders................24

  Item 5 - Other Information..................................................24

  Item 6 - Exhibits and Reports on Form 8-K...................................24

  Signature...................................................................25

  Exhibit Index...............................................................26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                        ------------------------    -----------------------
                                                           2002          2001          2002        2001
                                                        ----------    ----------    ---------    ----------
                                                              (in thousands, except per share data)
REVENUES                                                  $ 196,747    $ 177,787    $ 389,779    $ 361,791
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses             110,651      100,537      222,667      202,166
   Subcontracted and other services expenses                 13,898        9,034       25,491       18,324
   Operating, selling and administrative expenses            63,335       70,717      125,095      139,310
   Asset impairment and restructuring expenses                   --       23,788           --       23,788
-----------------------------------------------------------------------------------------------------------
   Total operating expenses                                 187,884      204,076      373,253      383,588
-----------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                       8,863      (26,289)      16,526      (21,797)
-----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                     (2,805)      (2,916)      (5,536)      (5,766)
   Equity in earnings (loss) of subsidiary                    1,012          (72)       1,347         (109)
   Other expense, net                                           (35)      (1,257)        (223)      (1,363)
-----------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST       7,035      (30,534)      12,114      (29,035)

Income tax expense (benefit)                                  2,743         (466)       4,724       (9,651)
Minority interest                                               781          173        1,141          227
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $   3,511    $ (30,241)   $   6,249    $ (19,611)
===========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                     74,221       73,646      74,219        72,930
   Diluted                                                   74,572       73,646      74,423        72,930

INCOME (LOSS) PER COMMON SHARE:
   Basic                                                  $    0.05    $   (0.41)   $   0.08     $   (0.27)
   Diluted                                                $    0.05    $   (0.41)   $   0.08     $   (0.27)

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              (UNAUDITED)
                                                                                JUNE 30,    DECEMBER 31,
                                                                                  2002         2001
                                                                               ---------    ------------
                                                                           (in thousands, except share data)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                 $  28,775    $  22,156
     Trade accounts receivable (net of allowance for doubtful accounts of
       $4,935 and $5,208, respectively)                                          133,316      129,180
     Prepaid expenses                                                              7,760        6,200
     Deferred income taxes                                                         5,703        6,358
     Other assets                                                                  7,104        7,133
------------------------------------------------------------------------------------------------------
     Total current assets                                                        182,658      171,027
------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT, NET                                                    94,828       91,293
------------------------------------------------------------------------------------------------------
   OTHER ASSETS:
     Goodwill, net                                                                76,266       73,216
     Deferred income taxes                                                         9,441        9,398
     Other assets                                                                 11,980       10,532
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 375,173    $ 355,466
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of capital lease obligations                              $   1,520    $   2,366
     Trade accounts payable                                                       26,776       25,068
     Income taxes payable                                                          3,557        4,087
     Deferred income taxes                                                           562          717
     Accrued wages, salaries and bonuses                                          26,517       26,014
     Accrued operating expenses                                                   39,063       34,953
     Deferred revenue and other                                                    5,413        5,145
------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   103,408       98,350

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                                                              100,000      100,000
     Capital lease obligations, excluding current portion                          7,042        7,040
     Deferred compensation                                                         1,668        1,755
     Deferred income taxes                                                           559          533
------------------------------------------------------------------------------------------------------
     Total liabilities                                                           212,677      207,678
------------------------------------------------------------------------------------------------------
   MINORITY INTERESTS                                                              8,752        7,748
------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY:
     Common stock, voting, $.001 par value 200,000,000 shares authorized,
       74,357,431 and 74,357,579 shares issued and outstanding, respectively          74           74
     Paid-in capital                                                             168,718      168,731
     Accumulated other comprehensive loss                                        (18,695)     (26,148)
     Retained earnings (accumulated deficit)                                       3,865       (2,369)
     Less treasury stock, at cost                                                   (218)        (248)
------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                  153,744      140,040
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 375,173    $ 355,466
======================================================================================================

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           ---------------------
                                                             2002         2001
                                                           --------    ---------
                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $  6,249    $(19,611)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Asset impairment and restructuring provision                --      23,788
     Depreciation and amortization                           17,106      20,988
     Loss on disposal of assets                                  69       1,254
     Provision for deferred income taxes                        483      (6,411)
     Deferred compensation                                     (251)       (985)
     Changes in operating assets and liabilities:
       Trade accounts receivable                             (3,621)      6,121
       Other assets                                          (1,366)      2,194
       Trade accounts payable                                 2,656        (506)
       Other liabilities                                      3,286      (3,276)
--------------------------------------------------------------------------------
   Net cash provided by operating activities                 24,611      23,556
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (17,559)    (26,644)
   Proceeds from sales of property and equipment                  4          46
   Increase in other assets                                     (53)     (1,466)
--------------------------------------------------------------------------------
   Net cash used in investing activities                    (17,608)    (28,064)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                   --        (302)
   Borrowings on debt                                        33,915      65,475
   Repayment of debt                                        (33,915)    (50,269)
   Repayment of capital lease obligations                    (1,339)     (2,250)
   Common stock issued, net of expenses                          --          95
   Treasury stock (purchases) reissuances, net                   30        (226)
   Capital contribution from minority interest                   --         250
   Other                                                        (13)         11
--------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities       (1,322)     12,784
--------------------------------------------------------------------------------
Effect of exchange rates on cash                                938      (1,554)
--------------------------------------------------------------------------------
NET INCREASE IN CASH                                          6,619       6,722
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               22,156      19,897
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 28,775    $ 26,619
================================================================================

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

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three and six months ended June 30, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total goodwill amortization expense was:

o    $0.9 million for the three months ended June 30, 2001, and
o    $1.8 million for the six months ended June 30, 2001.

If we had adopted the provisions of SFAS No. 142 on January 1, 2001, we would have had:

o a net loss of $29.3 million, or $0.40 per share, for the three months ended June 30, 2001, and
o a net loss of $17.8 million, or $0.25 per share, for the six months ended June 30, 2001.

During 2002, we must perform a transitional goodwill impairment review in two phases to determine if goodwill that was stated in our Consolidated Balance Sheet at January 1, 2002 was impaired. During the second quarter of 2002, we completed the first phase of the required impairment review, and determined that the goodwill in certain reporting units was impaired at January 1, 2002. As a result, we expect to record a pre-tax goodwill impairment loss in the range of $12 million to $16 million as a cumulative effect of an accounting change in the 2002 financial statements. We will determine the exact amount of the goodwill impairment loss upon completion of the second phase of the transitional impairment review, which we must complete by December 31, 2002.

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

NOTE 2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was:

o $13.9 million for the three months ended June 30, 2002 compared to ($32.4) million for the three months ended June 30, 2001, and
o $13.7 million for the six months ended June 30, 2002 and ($28.9) million for the six months ended June 30, 2001.

The difference  between our reported net income (loss) and comprehensive  income
(loss) for each period presented is the change in our foreign currency translation adjustment. Accumulated other comprehensive income included in our Consolidated Balance Sheets represents the accumulated foreign currency translation adjustment.

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

In connection with this restructuring, we recorded $26.2 million of asset impairment and restructuring charges in 2001, or $24.6 million after tax. Approximately $16.9 million of these charges are liabilities that we have paid or will pay in cash. At June 30, 2002, we had paid approximately $9.5 million of the liabilities of which $2.7 million was paid during the six months ended June 30, 2002. We have classified the remaining $7.4 million of unpaid liabilities as accrued operating expenses in our June 30, 2002 Consolidated Balance Sheet. The charges also included $9.3 million of asset write-downs that we recorded as a reduction of fixed assets.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We summarize the components of the restructuring charges that we recorded as asset impairment and restructuring expenses in 2001 in the following table:

                    SECOND      THIRD
                    QUARTER    QUARTER                 TOTAL
                      2001       2001    ADJUSTMENTS   2001
--------------------------------------------------------------
                                  (in millions)
Severance            $ 5.3      $ 0.1    $ (0.4)    $  5.0
Facility closure
   or reduction        9.1        1.3       0.6       11.0
Other                  0.7        0.1       0.1        0.9
--------------------------------------------------------------
Subtotal              15.1        1.5       0.3       16.9
Asset write-downs      8.7        0.9      (0.3)       9.3
--------------------------------------------------------------
Total                $23.8      $ 2.4    $  --      $ 26.2
--------------------------------------------------------------

We  summarize  the  components  of  the  accrued   operating   expenses  in  our
Consolidated Balance Sheets in the following table:

                          ACCRUAL                          ACCRUAL
                         BALANCE AT                        BALANCE AT
                         DECEMBER 31,   2002                JUNE 30,
                             2001     PAYMENTS  ADJUSTMENTS   2002
-----------------------------------------------------------------------
                                        (in millions)
Severance                   $ 0.9      $ 0.5    $  0.1     $  0.5
Facility closure
   or reduction               8.5        2.1       --         6.4
Other                         0.7        0.1      (0.1)       0.5
-----------------------------------------------------------------------
Total                       $10.1      $ 2.7    $  --      $  7.4
-----------------------------------------------------------------------

NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of
(a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

o Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2002 and 2001,
o Condensed Consolidating Balance Sheets at June 30, 2002 and December 31, 2001, and
o Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                                                                 GUARANTOR    NONGUARANTOR
Three Months Ended June 30, 2002                     PARENT    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
REVENUES                                            $  99,989    $  11,939    $  86,097    $  (1,278)     $ 196,747
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses        51,639        6,886       52,126           --        110,651
   Subcontracted and other services expenses           11,436          676        1,786           --         13,898
   Operating, selling and administrative expenses      30,991        3,067       30,555       (1,278)        63,335
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                               94,066       10,629       84,467       (1,278)       187,884
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                        5,923        1,310        1,630           --          8,863
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                               (2,467)        (226)        (112)          --         (2,805)
   Equity in earnings (losses) of subsidiaries            204         (390)       1,012          186          1,012
   Other income (expense), net                             35           --          (70)          --            (35)
----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                           (2,228)        (616)         830          186         (1,828)
----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        3,695          694        2,460          186          7,035

Income tax expense (benefit)                              (70)         490        2,323           --          2,743
Minority interest                                         254           --          527           --            781
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $   3,511    $     204    $    (390)   $     186      $   3,511
======================================================================================================================

Currency translation adjustment                        10,392        7,410        8,710      (16,120)        10,392
----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                         $  13,903    $   7,614    $   8,320    $ (15,934)     $  13,903
======================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)


                                                                  GUARANTOR   NONGUARANTOR
Three Months Ended June 30, 2001                     PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                            $  96,891    $   9,891    $  71,319      $    (314)   $ 177,787
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses        55,533        5,291       39,713             --      100,537
   Subcontracted and other services expenses            7,224          578        1,232             --        9,034
   Operating, selling and administrative expenses      33,234        3,555       34,242           (314)      70,717
   Asset impairment and restructuring expenses         13,318           --       10,470             --       23,788
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                              109,309        9,424       85,657           (314)     204,076
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                               (12,418)         467      (14,338)            --      (26,289)
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income (expense), net                      (2,871)          10          (55)            --       (2,916)
   Equity in earnings (losses) of subsidiaries        (15,852)     (16,143)         (72)        31,995          (72)
   Other income (expense), net                             33           --       (1,290)            --       (1,257)
----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (18,690)     (16,133)      (1,417)        31,995       (4,245)
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                              (31,108)     (15,666)     (15,755)        31,995      (30,534)

Income tax expense (benefit)                             (867)         186          215             --         (466)
Minority interest                                          --           --          173             --          173
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $ (30,241)   $ (15,852)   $ (16,143)     $  31,995    $ (30,241)
======================================================================================================================

Currency translation adjustment                        (2,125)      (2,179)      (2,543)         4,722       (2,125)
----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                         $ (32,366)   $ (18,031)   $ (18,686)     $  36,717    $ (32,366)
======================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Six Months Ended June 30, 2002                       PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                            $ 199,504    $  23,975    $ 168,233      $  (1,933)   $ 389,779
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       108,655       13,022      100,990             --      222,667
   Subcontracted and other services expenses           20,902        1,330        3,259             --       25,491
   Operating, selling and administrative expenses      61,248        6,148       59,632         (1,933)     125,095
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                              190,805       20,500      163,881         (1,933)     373,253
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                        8,699        3,475        4,352             --       16,526
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                               (5,204)        (139)        (193)            --       (5,536)
   Equity in earnings (losses) of subsidiaries          3,440        1,405        1,347         (4,845)       1,347
   Other income (expense), net                             40           --         (263)            --         (223)
----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                           (1,724)       1,266          891         (4,845)      (4,412)
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                                6,975        4,741        5,243         (4,845)      12,114

Income tax expense                                        375        1,301        3,048             --        4,724
Minority interest                                         351           --          790             --        1,141
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $   6,249    $   3,440    $   1,405      $  (4,845)   $   6,249
======================================================================================================================

Currency translation adjustment                         7,453        5,314        6,247        (11,561)       7,453
----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                         $  13,702    $   8,754    $   7,652      $ (16,406)   $  13,702
======================================================================================================================

                                       9

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Six Months Ended June 30, 2001                       PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                            $ 199,002    $  20,267    $ 143,316      $    (794)   $ 361,791
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       111,323       11,253       79,590             --      202,166
   Subcontracted and other services expenses           14,764        1,124        2,436             --       18,324
   Operating, selling and administrative expenses      66,903        6,052       67,149           (794)     139,310
   Asset impairment and restructuring expenses         13,318           --       10,470             --       23,788
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                              206,308       18,429      159,645           (794)     383,588
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                (7,306)       1,838      (16,329)            --      (21,797)
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                               (5,420)         (99)        (247)            --       (5,766)
   Equity in earnings (losses) of subsidiaries        (17,863)     (18,924)        (109)        36,787         (109)
   Other income (expense), net                             27           --       (1,390)            --       (1,363)
----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (23,256)     (19,023)      (1,746)        36,787       (7,238)
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                              (30,562)     (17,185)     (18,075)        36,787      (29,035)

Income tax expense (benefit)                          (10,951)         678          622             --       (9,651)
Minority interest                                          --           --          227             --          227
----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $ (19,611)   $ (17,863)   $ (18,924)     $  36,787    $ (19,611)
======================================================================================================================

Currency translation adjustment                        (9,318)      (9,249)      (9,509)        18,758       (9,318)
----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                         $ (28,929)   $ (27,112)   $ (28,433)     $  55,545    $ (28,929)
======================================================================================================================

                                       10

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                          GUARANTOR    NONGUARANTOR
At June 30, 2002                                PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents               $  13,801   $   3,566      $  11,408    $      --     $  28,775
     Trade accounts receivable, net            100,493       4,548         58,178      (29,903)      133,316
     Prepaid expenses and other
       current assets                            6,240          52         14,275           --        20,567
---------------------------------------------------------------------------------------------------------------
     Total current assets                      120,534       8,166         83,861      (29,903)      182,658
---------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                  29,891       3,976         60,961           --        94,828
---------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                              19,577          --         56,689           --        76,266
     Deferred income taxes                       6,100          --          3,341           --         9,441
     Other assets                                7,283          72          4,625           --        11,980
     Investments in subsidiaries               131,864     110,606             --     (242,470)           --
     Notes receivable, intercompany                 --      14,009         11,943      (25,952)           --
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $ 315,249   $ 136,829      $ 221,420    $(298,325)    $ 375,173
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of capital
       lease obligations                     $   1,005   $      --      $     515    $      --     $   1,520
     Trade accounts payable                     15,718       2,603         38,358      (29,903)       26,776
     Accrued expenses and other
       current liabilities                      30,206       2,362         42,544           --        75,112
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                  46,929       4,965         81,417      (29,903)      103,408

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                            100,000          --             --           --       100,000
     Capital lease obligations,
       excluding current portion                   965          --          6,077           --         7,042
     Notes payable, intercompany                11,943          --         14,009      (25,952)           --
     Deferred compensation                       1,668          --             --           --         1,668
     Deferred income taxes                          --          --            559           --           559
---------------------------------------------------------------------------------------------------------------
     Total liabilities                         161,505       4,965        102,062      (55,855)      212,677
---------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                               --          --          8,752           --         8,752
---------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                        153,744     131,864        110,606     (242,470)      153,744
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 315,249   $ 136,829      $ 221,420    $(298,325)    $ 375,173
===============================================================================================================

                                       11

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                          GUARANTOR    NONGUARANTOR
At December 31, 2001                            PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents               $   6,814   $   2,202    $  13,140     $      --     $  22,156
     Trade accounts receivable, net             90,744       4,061       54,466       (20,091)      129,180
     Prepaid expenses and other
       current assets                            8,237          13       11,441            --        19,691
---------------------------------------------------------------------------------------------------------------
     Total current assets                      105,795       6,276       79,047       (20,091)      171,027
---------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                  31,729       2,266       57,298            --        91,293
---------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                              19,576          --       53,640            --        73,216
     Deferred income taxes                       6,099          --        3,299            --         9,398
     Other assets                                7,771          72        2,689            --        10,532
     Investments in subsidiaries               120,230     102,763           --      (222,993)           --
     Notes receivable, intercompany                 --      14,086       10,804       (24,890)           --
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $ 291,200   $ 125,463    $ 206,777     $(267,974)    $ 355,466
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of capital
       lease obligations                     $   1,668   $      --    $     698     $      --     $   2,366
     Trade accounts payable                      5,176       3,745       36,238       (20,091)       25,068
     Accrued expenses and other
       current liabilities                      30,345       1,488       39,083            --        70,916
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                  37,189       5,233       76,019       (20,091)       98,350

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                            100,000          --           --            --       100,000
     Capital lease obligations,
       excluding current portion                 1,412          --        5,628            --         7,040
     Notes payable, intercompany                10,804          --       14,086       (24,890)           --
     Deferred compensation                       1,755          --           --            --         1,755
     Deferred income taxes                          --          --          533            --           533
---------------------------------------------------------------------------------------------------------------
     Total liabilities                         151,160       5,233       96,266       (44,981)      207,678
---------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                               --          --        7,748            --         7,748
---------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                        140,040     120,230      102,763      (222,993)      140,040
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 291,200   $ 125,463    $ 206,777     $(267,974)    $ 355,466
===============================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS



                                                                     GUARANTOR    NONGUARANTOR
Six Months Ended June 30, 2002                            PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $ 14,923    $ (3,014)      $ 12,702    $     --       $ 24,611
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                              1,782       6,160             --      (7,942)            --
   Purchases of property and equipment                     (8,220)         --         (9,339)         --        (17,559)
   Proceeds from sales of property and equipment                4          --             --          --              4
   Increase in other assets                                   (47)         --             (6)         --            (53)
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities     (6,481)      6,160         (9,345)     (7,942)       (17,608)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on debt                                      31,750          --          2,165          --         33,915
   Repayment of debt                                      (31,750)         --         (2,165)         --        (33,915)
   Repayment of capital lease obligations                  (1,107)         --           (232)         --         (1,339)
   Net capital contribution from parent                        --      (1,782)        (6,160)      7,942             --
   Net borrowings and payments on
     intercompany balances                                    338          --           (338)         --             --
   Treasury stock (purchases) reissuances, net                 30          --             --          --             30
   Other                                                      (13)         --             --          --            (13)
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities       (752)     (1,782)        (6,730)      7,942         (1,322)
--------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                             (733)         --          1,671          --            938
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                             6,957       1,364         (1,702)         --          6,619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              6,814       2,202         13,140          --         22,156
--------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                      $ 13,771    $  3,566       $ 11,438    $     --       $ 28,775
==========================================================================================================================

                                       13

                       SITEL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                    GUARANTOR   NONGUARANTOR
Six Months Ended June 30, 2001                             PARENT  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  5,535    $ 10,009    $  8,012      $     --      $ 23,556
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                                586      (8,203)         --         7,617            --
   Purchases of property and equipment                     (5,628)       (197)    (20,819)           --       (26,644)
   Proceeds from sales of property and equipment                6          --          40            --            46
   Increase in other assets                                  (174)         --      (1,292)           --        (1,466)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities     (5,210)     (8,400)    (22,071)        7,617       (28,064)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                 --          --        (302)           --          (302)
   Borrowings on debt                                      47,500          --      17,975            --        65,475
   Repayment of debt                                      (47,500)         --      (2,769)           --       (50,269)
   Repayment of capital lease obligations                  (1,362)         --        (888)           --        (2,250)
   Net capital contribution from parent                        --        (586)      8,203        (7,617)           --
   Net borrowings and payments on
     intercompany balances                                 (3,701)         --       3,701            --            --
   Common stock issued, net of expenses                        95          --          --            --            95
   Treasury stock (purchases) reissuances, net               (226)         --          --            --          (226)
   Capital contribution from minority interest                 --          --         250            --           250
   Other                                                       11          --          --            --            11
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities     (5,183)       (586)     26,170        (7,617)       12,784
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                               --          --      (1,554)           --        (1,554)
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                            (4,858)      1,023      10,557            --         6,722
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,970       1,730      13,197            --        19,897
------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                      $    112    $  2,753    $ 23,754      $     --      $ 26,619
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

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for the three and six months ended June 30, 2002 and 2001, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

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

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 68.2% of our revenues for the six months ended June 30, 2002, and include three independently managed business units of General Motors Corporation. These General Motors business units were responsible for 23.7% of our total revenues for the six months ended June 30, 2002. We did not have any other clients under common control that generated more than 10% of our revenues. The financial failure of any of our significant clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements, which are included in our Form 10-K for the year ended December 31, 2001. Of those policies, we have identified the following to be critical accounting policies because they are the most important to the portrayal of our results of operations and financial condition, and they require management's most difficult, subjective, or complex judgments:

o estimates of uncollectible trade accounts receivable to determine an allowance for doubtful accounts,
o    estimates of the useful lives for property and equipment,
o estimates of the fair values of our reporting units to determine goodwill impairment, and
o estimates of future taxable income that is required to support the carrying value of deferred tax assets and estimates of the related valuation allowance.

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

The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling and administrative expense in our Consolidated Statements of Income (Loss), which would reduce our results of operations. Our accounts receivable balance at June 30, 2002 was $133.3 million, net of an allowance for doubtful accounts of $4.9 million.

PROPERTY AND EQUIPMENT
We record property and equipment at cost, and calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. We amortize leasehold improvements and assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

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

GOODWILL
Goodwill represents the difference between the purchase price we paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets we acquired. Goodwill as of June 30, 2002 was $76.3 million, net of accumulated amortization of $19.6 million.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

o replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three and six months ended June 30, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

Total goodwill amortization expense was:

o    $0.9 million for the three months ended June 30, 2001, and
o    $1.8 million for the six months ended June 30, 2001.

If we had adopted the provisions of SFAS No. 142 on January 1, 2001, we would have had:

o a net loss of $29.3 million, or $0.40 per share, for the three months ended June 30, 2001, and
o a net loss of $17.8 million, or $0.25 per share, for the six months ended June 30, 2001.

During 2002, we must perform a transitional goodwill impairment review in two phases to determine if goodwill that was stated in our Consolidated Balance Sheet at January 1, 2002 was impaired. During the second quarter of 2002, we completed the first phase of the required impairment review, and determined that the goodwill in certain reporting units was impaired at January 1, 2002. As a result, we expect to record a pre-tax goodwill impairment loss in the range of $12 million to $16 million as a cumulative effect of an accounting change in the 2002 financial statements. We will determine the exact amount of the goodwill impairment loss upon completion of the second phase of the transitional impairment review, which we must complete by December 31, 2002.

DEFERRED INCOME TAXES
We must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes. The future tax effects of the differences in these items, as well as operating loss and tax credit carryforwards, are reported as deferred tax assets or liabilities in our Consolidated Balance Sheets.

We assess the likelihood that our deferred tax assets will be recovered from future estimated taxable income. To the extent we believe that recovery is not likely, we establish valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be realized. The net deferred tax asset as of June 30, 2002 was $15.1 million, net of a valuation allowance of $40.4 million.

Significant management judgment is required in determining any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $40.4 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. These assets consist of tax amortization in excess of book amortization related to the acquisition of a business and certain net operating losses and foreign tax credits carried forward. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets can be recovered. In the event that actual results differ from these estimates or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

USE OF ACCOUNTING ESTIMATES
---------------------------
Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America that affect:

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

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 COMPARED WITH THE SAME PERIODS OF 2001

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

OVERVIEW
--------
We summarize our net income (loss) and net income (loss) per common share - diluted, and the impacts of special items, in the following tables:

NET INCOME (LOSS)

                               THREE MONTHS          SIX MONTHS
                               ENDED JUNE 30,       ENDED JUNE 30,
                               --------------       --------------
                               2002     2001        2002      2001
--------------------------------------------------------------------
                                        (in millions)
Net income (loss),
   before special items     $   3.5   $  (3.1)   $   6.2   $  (1.4)
Asset impairment and
   restructuring expenses,
   net of tax                    --     (22.1)        --     (22.1)
Losses on disposals
   of fixed assets,
   net of tax                    --      (0.8)        --      (0.8)
Valuation allowance
   on deferred tax assets        --      (3.3)        --      (3.3)
Goodwill amortization
   expense, net of tax           --      (0.9)        --      (1.8)
Tax benefit expected to
   to be realized in
   future years                  --        --         --       9.8
--------------------------------------------------------------------
Net income (loss)           $   3.5   $ (30.2)   $   6.2   $ (19.6)
====================================================================

NET INCOME (LOSS) PER COMMON SHARE-DILUTED

                                 THREE MONTHS          SIX MONTHS
                                 ENDED JUNE 30,       ENDED JUNE 30,
                                 --------------      ---------------
                                 2002      2001      2002      2001
--------------------------------------------------------------------
Net income (loss) per share,
   before special items      $   0.05  $   (0.04)  $ 0.08   $ (0.02)
Asset impairment and
   restructuring expenses,
   net of tax                      --      (0.30)      --     (0.30)
Losses on disposals
   of fixed assets,
   net of tax                      --      (0.01)      --     (0.01)
Valuation allowance on
   deferred tax assets             --      (0.05)      --     (0.05)
Goodwill amortization
   expense, net of tax             --      (0.01)      --     (0.02)
Tax benefit expected
   to be realized in
   future years                    --         --       --      0.13
--------------------------------------------------------------------
Net income (loss)
   per share                 $   0.05  $   (0.41)  $ 0.08   $ (0.27)
====================================================================

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

We had net income of $3.5 million, or $0.05 per share, in the second quarter of 2002, compared to a net loss of $30.2 million, or ($0.41) per share, in the second quarter of 2001.

Excluding the special items noted in the tables on the previous page from the second quarter of 2001, we had a net loss of $3.1 million, or ($0.04) per share, in the second quarter of 2001. Net income in the second quarter of 2002, compared to net income before special items in the same period of 2001, increased mostly due to a 10.7% increase in revenues and lower operating, selling and administrative expenses, offset partially by an increase in subcontracted and other services expenses.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

We had net income of $6.2 million, or $0.08 per share, in the six months ended June 30, 2002, compared to a net loss of $19.6 million, or ($0.27) per share, in the same period of 2001.

Excluding the special items noted in the tables on the previous page from the six months ended June 30, 2001, we had a net loss of $1.4 million, or ($0.02) per share, in the first six months of 2001. Net income in the six months ended June 30, 2002, compared to net income before special items in the same period of 2001, increased mostly due to a 7.7% increase in revenues and lower operating, selling and administrative expenses, offset partially by increases in direct labor and telecommunications expenses and subcontracted and other services expenses.

We describe the factors affecting our second quarter and six-month operating results in more detail in the following section.

--------------------------------------------------------------------------------

COMPONENTS OF NET INCOME (LOSS)
-------------------------------
The   following   table    summarizes   our   income   statement   data   on   a
percentage-of-revenue basis.

                                           THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                    ---------------------------------------     ---------------------------------------
                                           2002                  2001                  2002                  2001
                                    -----------------     -----------------     -----------------    ------------------
                                        $          %          $          %          $          %          $          %
                                    --------   ------     --------   ------     --------  -------    ---------  -------
                                                                       (in thousands)
REVENUES                           $196,747    100.0%    $177,787    100.0%    $389,779    100.0%   $ 361,791    100.0%
-----------------------------------------------------------------------------------------------------------------------

Direct labor and
   telecommunications expenses      110,651     56.2%     100,537     56.5%     222,667     57.1%     202,166     55.9%
Subcontracted and
   other services expenses           13,898      7.1%       9,034      5.1%      25,491      6.6%      18,324      5.1%
Operating, selling and
   administrative expenses           63,335     32.2%      70,717     39.8%     125,095     32.1%     139,310     38.5%
Asset impairment and
   restructuring expenses                --       --       23,788     13.4%          --       --       23,788      6.5%
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)               8,863      4.5%     (26,289)   (14.8%)     16,526      4.2%     (21,797)    (6.0%)

Interest expense, net                (2,805)    (1.4%)     (2,916)    (1.6%)     (5,536)    (1.4%)     (5,766)    (1.6%)
Equity in earnings (loss)
   of subsidiary                      1,012      0.5%         (72)      --        1,347      0.4%        (109)      --
Other expense, net                      (35)      --       (1,257)    (0.8%)       (223)    (0.1%)     (1,363)    (0.4%)
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTEREST        7,035      3.6%     (30,534)   (17.2%)     12,114      3.1%     (29,035)    (8.0%)

Income tax expense (benefit)          2,743      1.4%        (466)    (0.3%)      4,724      1.2%      (9,651)    (2.7%)
Minority interest                       781      0.4%         173      0.1%       1,141      0.3%         227      0.1%
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  3,511      1.8%    $(30,241)   (17.0%)   $  6,249      1.6%   $ (19,611)    (5.4%)
========================================================================================================================

                                       18

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

REVENUES
Revenues increased $18.9 million, or 10.7%, in the second quarter of 2002 compared to the same period of 2001. The changes in revenues by geographic region are shown in the following table:

Three Months                             $         %
Ended June 30,     2002      2001      Change    Change
--------------------------------------------------------
                              (in millions)
North America    $ 124.9   $ 114.0     $ 10.9     9.6%
Europe              49.2      48.1        1.1     2.3%
Asia Pacific         7.6       6.1        1.5    24.6%
Latin America       15.0       9.6        5.4    56.3%
--------------------------------------------------------
Totals           $ 196.7   $ 177.8     $ 18.9    10.7%
--------------------------------------------------------

The increase in North America revenues was mostly due to additional customer care services we provided to a number of our large global clients, which was partially offset by a reduction in technical support services. The increase in Latin America revenues was mostly due to new work we performed for clients in Mexico and to revenues from our Panama site, as we began serving clients from that facility during the fourth quarter of 2001.

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

Direct labor and telecommunications expenses increased $10.1 million, or 10.1%, in the second quarter of 2002 compared to the same period of 2001. This increase is attributable to the increase in revenues. As a percentage of revenues, direct labor and telecommunications expenses were about the same in the second quarter of 2002 as they were in the same period of 2001. However, as we discuss in the following section, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues increased from 56.5% in the second quarter of 2001 to 57.6% in the second quarter of 2002, primarily due to lower unit prices from our clients.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and other services expenses include services provided to clients through subcontractors and through our India joint venture, and other out-of-pocket expenses. Subcontracted and other services expenses increased $4.9 million, or 53.8%, in the second quarter of 2002 compared to the same period of 2001. The increase in these expenses was mostly due to subcontracted expenses paid to our India joint venture as we began serving clients from that facility during the third quarter of 2001.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses decreased $7.4 million, or 10.4%, in the second quarter of 2002 compared to the same period of 2001. Excluding goodwill amortization expense of $0.9 million from the second quarter of 2001, operating, selling and administrative expenses decreased $6.5 million, or 9.3%. The decline in these expenses was mostly due to our restructuring plan that began at the end of the second quarter of 2001. As a percentage of revenues, operating, selling and administrative expenses decreased from 39.3% in the second quarter of 2001, excluding goodwill amortization expense, to 32.2% in the second quarter of 2002.

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

OPERATING INCOME (LOSS)
We had operating income of $8.9 million in the second quarter of 2002, compared to an operating loss of $26.3 million in the same period of 2001. Excluding asset impairment and restructuring expenses and goodwill amortization expense from the second quarter of 2001, operating income increased $10.5 million from an operating loss of $1.6 million in the second quarter of 2001 to operating income of $8.9 million in the second quarter of 2002. As a percentage of revenues, we had an operating loss of (0.9%) in the second quarter of 2001, excluding asset impairment and restructuring expenses and goodwill amortization expense, compared to operating income of 4.5% in the second quarter of 2002. This change resulted from all of the factors affecting revenues and expenses discussed above.

INTEREST EXPENSE, NET
Interest expense, net of interest income, was about the same in the second quarter of 2002 as it was in the same period of 2001.

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARY
Equity in earnings (loss) of subsidiary represents our percentage share of the earnings (loss) from our investment in a joint venture in India. Equity in earnings (loss) of subsidiary increased $1.1 million in the second quarter of 2002 compared to the same period of 2001 as we began serving clients from the India facility in the third quarter of 2001.

OTHER EXPENSE, NET
Other expense, net of other income, decreased $1.2 million in the second quarter of 2002 compared to the same period of 2001 mostly because we recorded $1.3 million of losses on disposals of certain assets during the second quarter of 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded an income tax expense of $2.7 million in the second quarter of 2002 compared to an income tax benefit of $0.5 million in the second quarter of 2001. The second quarter 2001 benefit reflects a $2.2 million tax benefit we recorded on the asset impairment and restructuring expenses and the losses on disposals of assets. This benefit was offset by a $3.3 million deferred income tax expense we recorded to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

Our second quarter 2002 income tax expense as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

REVENUES
Revenues increased $28.0 million, or 7.7%, in the six months ended June 30, 2002 compared to the same period of 2001. The changes in revenues by geographic region are shown in the following table:

Six Months                               $         %
Ended June 30,     2002      2001      Change    Change
---------------------------------------------------------
                              (in millions)
North America    $ 248.2   $ 230.6     $ 17.6     7.6%
Europe              97.7     101.3       (3.6)   (3.6%)
Asia Pacific        13.9      12.4        1.5    12.1%
Latin America       30.0      17.5       12.5    71.4%
---------------------------------------------------------
Totals           $ 389.8   $ 361.8     $ 28.0     7.7%
---------------------------------------------------------

The reasons for the revenue increases in North America and Latin America during the six months ended June 30, 2002 are the same as those described in the second quarter discussion above. The decrease in Europe revenues was due mostly to reduced business with certain clients in Central Europe and Spain.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct labor and telecommunications expenses increased $20.5 million, or 10.1%, in the six months ended June 30, 2002 compared to the same period of 2001. As a percentage of revenues, direct labor and telecommunications expenses increased from 55.9% in the six months ended June 30, 2001 to 57.1% in the six months ended June 30, 2002. However, as discussed earlier, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues increased from 55.9% in the six months ended June 30, 2001 to 58.1% in the six months ended June 30, 2002, primarily due to lower unit prices from our clients.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and other services expenses increased $7.2 million, or 39.1%, in the six months ended June 30, 2002 compared to the same period of 2001. The increase in these expenses was mostly due to subcontracted expenses paid to our India joint venture as we began serving clients from that facility during the third quarter of 2001.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, selling and administrative expenses decreased $14.2 million, or 10.2%, in the six months ended June 30, 2002 compared to the same period of 2001. Excluding goodwill amortization expense of $1.8 million from the six months ended June 30, 2001, operating, selling and administrative expenses decreased $12.4 million, or 9.0%. The decline in these expenses was mostly due to our restructuring plan that began at the end of the second quarter of 2001. As a percentage of revenues, operating, selling and administrative expenses decreased from 38.0% in the six months ended June 30, 2001, excluding goodwill amortization expense, to 32.1% in the six months ended June 30, 2002.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the second quarter of 2001, we recorded a $23.8 million asset impairment and restructuring charge, or $22.1 million net of tax, related to the restructuring plan we announced in June 2001 as described above.

OPERATING INCOME (LOSS)
We had operating income of $16.5 million in the six months ended June 30, 2002, compared to an operating loss of $21.8 million in the same period of 2001. Excluding asset impairment and restructuring expenses and goodwill amortization expense from the six months ended June 30, 2001, operating income increased $12.7 million from $3.8 million in the six months ended June 30, 2001 to $16.5 million in the six months ended June 30, 2002. As a percentage of revenues, operating income increased from 1.1% in the six months ended June 30, 2001, excluding asset impairment and restructuring expenses and goodwill amortization expense, to 4.2% in the six months ended June 30, 2002. This change resulted from all of the factors affecting revenues and expenses discussed above.

INTEREST EXPENSE, NET
Interest expense, net of interest income, was about the same in the six months ended June 30, 2002 as it was in the same period of 2001.

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARY
Equity in earnings (loss) of subsidiary represents our percentage share of the earnings (loss) from our investment in a joint venture in India. Equity in earnings (loss) of subsidiary increased $1.5 million in the six months ended June 30, 2002 compared to the same period of 2001 as we began serving clients from the India facility in the third quarter of 2001.

OTHER EXPENSE, NET
Other expense, net of other income, decreased $1.1 million in the six months ended June 30, 2002 compared to the same period of 2001 mostly because we recorded $1.3 million of losses on disposals of certain assets during the second quarter of 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded income tax expense of $4.7 million in the six months ended June 30, 2002 compared to an income tax benefit of $9.7 million in the same period of 2001. The 2001 benefit reflects:

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

Our income tax expense for the six months ended June 30, 2002 as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

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

Six Months Ended June 30,              2002        2001
-------------------------------------------------------------
                                         (in millions)
NET CASH PROVIDED BY (USED IN):
   Operating activities            $   24.6    $   23.6
   Investing activities               (17.6)      (28.1)
   Financing activities                (1.3)       12.8

2002
In the six months ended June 30, 2002, cash provided by operating activities came from income before non-cash expenses of $23.4 million.

In the six months ended June 30, 2002, we used cash for investing activities to purchase $17.6 million of property and equipment.

In the six months ended June 30, 2002, we used cash for financing activities to repay $1.3 million of capital lease obligations.

2001
In the six months ended June 30, 2001, cash provided by operating activities came from income before non-cash expenses of $26.4 million and a $6.1 million decrease in trade receivables, which were partially offset by a $6.4 million provision for deferred income taxes and a $3.3 million decrease in other liabilities. The provision for deferred income taxes was primarily attributable to the $9.8 million deferred income tax asset we recorded in the first quarter that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes.

In the six months ended June 30, 2001, we used cash for investing activities mostly to purchase $26.6 million of property and equipment, and we invested $1.2 million in a joint venture in India.

In the six months ended June 30, 2001, cash provided by financing activities came from additional borrowings, net of repayments, of $15.2 million under our revolving credit facility.

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

The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement. At June 30, 2002, we had $50.0 million of available borrowings under this facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We generally estimate our capital expenditures will be $5 to $8 million per quarter excluding any significant expansion of contact center capacity. We estimate that our capital expenditures for the third quarter of 2002 will range from $10 million to $12 million. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through December 31, 2001, we had repurchased a total of 171,800 shares at a total cost of $0.3 million. No shares have been purchased in 2002. Our credit facility limits the amount of aggregate restricted payments, including stock repurchases, to $1.0 million plus certain equity transaction proceeds not currently applicable.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
---------------------------------------
We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2001. These contractual obligations and commitments include:

o $100.0 million of long-term debt as shown in our Consolidated Balance Sheet at June 30, 2002,
o $8.6 million of capital lease obligations as shown in our Consolidated Balance Sheet at June 30, 2002, and
o operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2015.

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

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three and six months ended June 30, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

Total goodwill amortization expense was:

o    $0.9 million for the three months ended June 30, 2001, and
o    $1.8 million for the six months ended June 30, 2001.

If we had adopted the provisions of SFAS No. 142 on January 1, 2001, we would have had:

o a net loss of $29.3 million, or $0.40 per share, for the three months ended June 30, 2001, and
o a net loss of $17.8 million, or $0.25 per share, for the six months ended June 30, 2001.

During 2002, we must perform a transitional goodwill impairment review in two phases to determine if goodwill that was stated in our Consolidated Balance Sheet at January 1, 2002 was impaired. During the second quarter of 2002, we completed the first phase of the required impairment review, and determined that the goodwill in certain reporting units was impaired at January 1, 2002. As a result, we expect to record a pre-tax goodwill impairment loss in the range of $12 million to $16 million as a cumulative effect of an accounting change in the 2002 financial statements. We will determine the exact amount of the goodwill impairment loss upon completion of the second phase of the transitional impairment review, which we must complete by December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this standard did not impact our consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which will spread out the reporting of expenses related to restructurings initiated after December 31, 2002.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the six months ended June 30, 2002, our average borrowings under our bank credit facility were $0.8 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  DATE AND TYPE OF MEETING
     ------------------------
     The Company held its Annual Meeting of Stockholders on May 3, 2002.

(b)  MATTERS VOTED UPON AND NUMBER OF VOTES CAST
     -------------------------------------------
     There were 64,276,677 shares of Common Stock represented at the meeting in person or by proxy. Two proposals were presented to the stockholders and all were approved. The voting on the proposals was as follows:

     1. Election of two directors for a three-year term:

                                              FOR              WITHHELD
         Bill L. Fairfield             56,764,759             7,511,918
         Rohit M. Desai                63,312,602               964,075

     2. Ratification of the selection of KPMG LLP as independent accountants for the year ended December 31, 2002:

         Number of Affirmative Votes Cast                    63,960,043
         Number of Negative Votes Cast                          265,518
         Number of Abstentions                                   51,116

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibit No.
     -----------
        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:
     None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SITEL Corporation
                                                    (REGISTRANT)


Date:    August 14, 2002             By  /s/   James E. Stevenson, Jr.
                                            --------------------------------
                                               JAMES E. STEVENSON, JR.
                                               Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.
-----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002