Form 10-Q
period 2002-09-30
SITEL CORP
filed 2002-11-13
CIK 943820

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

                For the quarterly period ended SEPTEMBER 30, 2002


 Commission                    Exact name of registrant         IRS Employer
File Number                   as specified in its charter     Identification No.

 1-12577                           SITEL CORPORATION             47-0684333


                                    MINNESOTA
                                ----------------
         (State or Other Jurisdiction of Incorporation or Organization)

 111 S. CALVERT STREET, SUITE 1900      BALTIMORE,  MARYLAND            21202
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                     (Zip Code)

                                 (410) 246-1505
                           --------------------------
              (Registrant's Telephone Number, Including Area Code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

COMMON STOCK, $.001 PAR VALUE - 74,363,431 SHARES OUTSTANDING AS OF OCTOBER 31, 2002

================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1  -  Financial Statements

                Consolidated Condensed Statements of Income (Loss)...........  1
                Consolidated Condensed Balance Sheets........................  2
                Consolidated Condensed Statements of Cash Flows..............  3
                Notes to Consolidated Financial Statements...................  4


     Item 2   - Management's Discussion and Analysis of Financial Condition
                and Results of Operations

                General.....................................................  15
                General Business Risks, Critical Accounting Policies and
                Estimates...................................................  15
                Results of Operations.......................................  17
                Financial Condition and Liquidity...........................  22
                Other Matters...............................................  23


     Item 3  -  Quantitative and Qualitative Disclosures About Market Risk..  24


     Item 4   - Controls and Procedures.....................................  24


PART II - OTHER INFORMATION

     Item 5   - Other Information...........................................  25


     Item 6  -  Exhibits and Reports on Form 8-K............................  25


     Signature..............................................................  26


     Certifications.........................................................  26


     Exhibit Index..........................................................  28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                         --------------------------         ---------------------------
                                                             2002           2001                 2002           2001
                                                                     (in thousands, except per share data)
REVENUES                                                 $ 190,670      $  173,793           $  580,449     $  535,584
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses            107,360          97,811              330,027        299,977
   Subcontracted and other services expenses                15,099           9,197               40,590         27,521
   Operating, selling and administrative expenses           64,135          60,652              189,230        199,962
   Asset impairment and restructuring expenses               1,444           2,397                1,444         26,185
-----------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                188,038         170,057              561,291        553,645
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                      2,632           3,736               19,158        (18,061)
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                                    (2,781)         (2,884)              (8,317)        (8,650)
   Equity in earnings (loss) of subsidiary                   1,119             (97)               2,466           (206)
   Other expense, net                                         (194)           (954)                (417)        (2,317)
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST        776            (199)              12,890        (29,234)

Income tax expense (benefit)                                   303           5,166                5,027         (4,485)
Minority interest                                              456             524                1,597            751
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $      17      $   (5,889)          $    6,266     $  (25,500)
=======================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                    74,224          73,933               74,221         73,268
   Diluted                                                  74,255          73,933               74,366         73,268

INCOME (LOSS) PER COMMON SHARE:
   Basic                                                 $    0.00      $    (0.08)          $     0.08     $    (0.35)
   Diluted                                               $    0.00      $    (0.08)          $     0.08     $    (0.35)

See Notes to Consolidated Condensed Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                       SITEL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2002                2001
                                                             -------------       --------------
                                                               (in thousands, except share data)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                $    26,131          $    22,156
     Trade accounts receivable (net of allowance
       for doubtful accounts of
       $4,477 and $5,208, respectively)                           140,257              129,180
     Prepaid expenses                                               8,360                6,200
     Deferred income taxes                                          5,490                6,358
     Other assets                                                   7,953                7,133
-----------------------------------------------------------------------------------------------
     Total current assets                                         188,191              171,027
-----------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                                     89,058               91,293
-----------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                                 76,335               73,216
     Deferred income taxes                                         10,136                9,398
     Other assets                                                  13,130               10,532
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $   376,850          $   355,466
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of long-term debt                        $     3,015          $        --
     Current portion of capital lease obligations                   1,274                2,366
     Trade accounts payable                                        27,601               25,068
     Income taxes payable                                           2,030                4,087
     Deferred income taxes                                            643                  717
     Accrued wages, salaries and bonuses                           33,456               26,014
     Accrued operating expenses                                    33,375               34,953
     Deferred revenue and other                                     6,459                5,145
-----------------------------------------------------------------------------------------------
     Total current liabilities                                    107,853               98,350

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                                               100,000              100,000
     Capital lease obligations, excluding current portion           6,783                7,040
     Deferred compensation                                          1,684                1,755
     Deferred income taxes                                            295                  533
-----------------------------------------------------------------------------------------------
     Total liabilities                                            216,615              207,678
-----------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                               7,711                7,748
-----------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY:
     Common stock, voting, $.001 par value 200,000,000
       shares authorized, 74,357,431 and 74,357,579
       shares issued and outstanding, respectively                     74                   74
     Paid-in capital                                              168,712              168,731
     Accumulated other comprehensive loss                         (19,937)             (26,148)
     Retained earnings (accumulated deficit)                        3,874               (2,369)
     Less treasury stock, at cost                                    (199)                (248)
-----------------------------------------------------------------------------------------------
     Total stockholders' equity                                   152,524              140,040
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   376,850          $   355,466
===============================================================================================

See Notes to Consolidated Condensed Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
                       SITEL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    ----------------------------------
                                                                         2002                2001
                                                                    -------------        -------------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $     6,266          $   (25,500)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Asset impairment and restructuring provision                          1,444               26,185
     Depreciation and amortization                                        25,564               30,326
     Loss on disposal of assets                                               70                1,254
     Write off of credit acquisition fees                                     --                  837
     Provision for deferred income taxes                                    (182)              (3,473)
     Deferred compensation                                                  (350)              (1,090)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                         (11,469)              13,424
       Other assets                                                       (3,425)               4,976
       Trade accounts payable                                              3,685               (1,364)
       Other liabilities                                                   4,686               (5,489)
------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                              26,289               40,086
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (23,388)             (33,176)
   Proceeds from sales of property and equipment                           2,488                   54
   Increase in other assets                                                 (277)              (1,564)
------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                 (21,177)             (34,686)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                                --                 (302)
   Borrowings on debt                                                     36,930               73,372
   Repayment of debt                                                     (33,915)             (64,466)
   Repayment of capital lease obligations                                 (1,690)              (3,212)
   Common stock issued, net of expenses                                       --                   97
   Treasury stock (purchases) reissuances, net                                49                 (190)
   Capital contributions from (distributions to)
     minority interest                                                    (1,501)                 537
   Other                                                                      43                  (62)
------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                       (84)               5,774
------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                          (1,053)                 400
------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                       3,975               11,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            22,156               19,897
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    26,131          $    31,471
======================================================================================================

See Notes to Consolidated Condensed Financial Statements.

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

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three and nine months ended September 30, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Total goodwill amortization expense was:

o $0.9 million for the three months ended September 30, 2001, and
o $2.6 million for the nine months ended September 30, 2001.

If we had adopted the provisions of SFAS No. 142 on January 1, 2001, we would have had:

o a net loss of $5.0 million, or $0.07 per share, for the three months ended September 30, 2001, and
o a net loss of $22.9 million, or $0.31 per share, for the nine months ended September 30, 2001.

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

NOTE 2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was:

                    THREE MONTHS       NINE MONTHS
                        ENDED             ENDED
                    SEPTEMBER 30      SEPTEMBER 30
-----------------------------------------------------
                              (in millions)

2002                 $    (1.2)         $      12.5
2001                 $    (2.3)         $     (31.2)

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

In connection with the restructuring, we recorded:

o $23.8 million of asset impairment and restructuring charges in the second quarter of 2001, or $22.1 million after tax,
o $2.4 million of additional charges related to the plan in the third quarter of 2001, and
o $1.4 million of additional charges related to the plan in the third quarter of 2002, or $0.9 million after tax.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Approximately $18.3 million of these charges are liabilities that we have paid or will pay in cash. At September 30, 2002, we had paid approximately $10.3 million of the liabilities of which $3.5 million was paid during the nine months ended September 30, 2002. We have classified the remaining $8.0 million of unpaid liabilities as accrued operating expenses in our September 30, 2002 Consolidated Balance Sheet. The charges also included $9.3 million of asset write-downs that we recorded as a reduction of fixed assets.

We summarize the components of the restructuring charges that we recorded as asset impairment and restructuring expenses in 2001 in the following table:

                  SECOND    THIRD   THIRD
                  QUARTER  QUARTER QUARTER  ADJUST-   TOTAL
                   2001      2001    2002    MENTS   EXPENSE
-------------------------------------------------------------
                           (in millions)
Severance          $ 5.3    $ 0.1  $  0.1   $(0.4)    $ 5.1
Facility closure
   or reduction      9.1      1.3     1.3     0.6      12.3
Other                0.7      0.1     --      0.1       0.9
-------------------------------------------------------------
Subtotal            15.1      1.5     1.4     0.3      18.3
Asset
  write-downs        8.7      0.9     --     (0.3)      9.3
-------------------------------------------------------------
Total              $23.8    $ 2.4  $  1.4   $ --      $27.6
=============================================================

We summarize the components of the accrued operating expenses in our Consolidated Balance Sheets in the following table:

                  ACCRUAL                                  ACCRUAL
                  BALANCE    EXPENSED    PAID               BALANCE
                 DECEMBER 31,   IN        IN    ADJUST-   SEPTEMBER 30,
                    2001       2002      2002    MENTS       2002
-----------------------------------------------------------------------
                                    (in millions)
Severance           $ 0.9    $  0.1     $(0.8)   $ 0.1      $ 0.3
Facility closure
   or reduction       8.5       1.3      (2.6)      --        7.2
Other                 0.7        --      (0.1)    (0.1)       0.5
-----------------------------------------------------------------------
Total               $10.1    $  1.4     $(3.5)   $  --      $ 8.0
=======================================================================

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which will change the reporting for expenses related to restructurings initiated after December 31, 2002.

NOTE 4. SUBSEQUENT EVENT

As a result of certain revisions in the governance of a joint venture, we will report our investment in Mexico and Colombia using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. Under the consolidation method, we combined the accounts of the joint venture with our accounts, and we eliminated intercompany balances and transactions. Under the equity method, we will report:

o our interest in the joint venture as an investment in our Consolidated Balance Sheets, and
o our percentage share of the earnings from the joint venture in our Consolidated Statements of Income.

As a result of this change, our consolidated revenues will no longer include the revenues associated with the joint venture, but our earnings per share will not be affected. The revenues from the joint venture are approximately $40 million per year. Therefore, our fourth quarter of 2002 revenues will be impacted by approximately $10 million.

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of
(a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

o  Condensed Consolidating Statements of Income (Loss) and Comprehensive Income
   (Loss) for the three and nine month periods ended September 30, 2002 and 2001,
o Condensed Consolidating Balance Sheets at September 30, 2002 and December 31, 2001, and
o Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended September 30, 2002                PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $  90,645     $  14,609       $ 86,771        $ (1,355)  $  190,670
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       48,078         7,729         51,553              --      107,360
   Subcontracted and other services expenses          12,156           752          2,191              --       15,099
   Operating, selling and administrative expenses     30,276         3,468         31,746          (1,355)      64,135
   Asset impairment and restructuring expenses         1,347            --             97              --        1,444
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                              91,857        11,949         85,587          (1,355)     188,038
-----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                      (1,212)        2,660          1,184              --        2,632
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                              (2,646)          (24)          (111)             --       (2,781)
   Equity in earnings (losses) of subsidiaries         1,549           (59)         1,119          (1,490)       1,119
   Other income (expense), net                           (76)           --           (118)             --         (194)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (1,173)          (83)           890          (1,490)      (1,856)
-----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                              (2,385)        2,577          2,074          (1,490)         776

Income tax expense (benefit)                          (2,402)        1,028          1,677              --          303
Minority interest                                         --            --            456              --          456
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $      17     $   1,549       $    (59)       $ (1,490)  $       17
=======================================================================================================================

Currency translation adjustment                       (1,242)       (1,486)        (1,373)          2,859       (1,242)
-----------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $  (1,225)    $      63       $ (1,432)       $  1,369   $   (1,225)
=======================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Three Months Ended September 30, 2001                PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $  92,617     $   8,389       $ 73,453        $   (666)  $  173,793
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses       52,677         4,958         40,176              --       97,811
   Subcontracted and other services expenses           7,520           529          1,148              --        9,197
   Operating, selling and administrative expenses     29,844         2,621         28,853            (666)      60,652
   Asset impairment and restructuring expenses        (1,260)           25          3,632              --        2,397
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              88,781         8,133         73,809            (666)     170,057
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                3,836           256           (356)             --        3,736
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income (expense), net                     (2,668)           10           (226)             --       (2,884)
   Equity in earnings (losses) of subsidiaries        (4,976)       (5,138)           (97)         10,114          (97)
   Other income (expense), net                          (764)           --           (190)             --         (954)
------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (8,408)       (5,128)          (513)         10,114       (3,935)
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                              (4,572)       (4,872)          (869)         10,114         (199)

Income tax expense (benefit)                           1,317           104          3,745              --        5,166
Minority interest                                         --            --            524              --          524
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $  (5,889)    $  (4,976)      $ (5,138)       $ 10,114   $   (5,889)
========================================================================================================================

Currency translation adjustment                        3,611         5,040          4,223          (9,263)       3,611
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $  (2,278)    $      64       $   (915)       $    851   $   (2,278)
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2002                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 290,149     $  38,584       $255,004        $ (3,288)  $  580,449
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses      156,733        20,751        152,543              --      330,027
   Subcontracted and other services expenses          33,058         2,082          5,450              --       40,590
   Operating, selling and administrative expenses     91,524         9,616         91,378          (3,288)     189,230
   Asset impairment and restructuring expenses         1,347            --             97              --        1,444
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                             282,662        32,449        249,468          (3,288)     561,291
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       7,487         6,135          5,536              --       19,158
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                              (7,850)         (163)          (304)             --       (8,317)
   Equity in earnings (losses) of subsidiaries         4,989         1,346          2,466          (6,335)       2,466
   Other income (expense), net                          (387)           --            (30)             --         (417)
------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (3,248)        1,183          2,132          (6,335)      (6,268)
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                               4,239         7,318          7,668          (6,335)      12,890

Income tax expense (benefit)                          (2,027)        2,329          4,725              --        5,027
Minority interest                                         --            --          1,597              --        1,597
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $   6,266     $   4,989       $  1,346        $ (6,335)  $    6,266
========================================================================================================================

Currency translation adjustment                        6,211         3,828          4,874          (8,702)       6,211
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $  12,477     $   8,817       $  6,220        $(15,037)  $   12,477
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2001                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
REVENUES                                           $ 291,619     $  28,656       $216,769        $ (1,460)  $  535,584
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Direct labor and telecommunications expenses      164,000        16,211        119,766              --      299,977
   Subcontracted and other services expenses          22,284         1,653          3,584              --       27,521
   Operating, selling and administrative expenses     96,747         8,673         96,002          (1,460)     199,962
   Asset impairment and restructuring expenses        12,058            25         14,102              --       26,185
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                             295,089        26,562        233,454          (1,460)     553,645
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                               (3,470)        2,094        (16,685)             --      (18,061)
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense, net                              (8,088)          (89)          (473)             --       (8,650)
   Equity in earnings (losses) of subsidiaries       (23,162)      (24,385)          (206)         47,547         (206)
   Other income (expense), net                          (737)           --         (1,580)             --       (2,317)
------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (31,987)     (24,474)        (2,259)         47,547      (11,173)
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                             (35,457)      (22,380)       (18,944)         47,547      (29,234)

Income tax expense (benefit)                          (9,957)          782          4,690              --       (4,485)
Minority interest                                         --            --            751              --          751
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $ (25,500)    $ (23,162)      $(24,385)       $ 47,547   $  (25,500)
========================================================================================================================

Currency translation adjustment                       (5,707)       (4,209)        (5,286)          9,495       (5,707)
------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                        $ (31,207)    $ (27,371)      $(29,671)       $ 57,042   $  (31,207)
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At September 30, 2002                                PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $  14,717     $   3,328       $  8,086      $       --   $   26,131
     Trade accounts receivable, net                   95,162         5,785         63,872         (24,562)     140,257
     Prepaid expenses and other
       current assets                                  6,173            46         15,584              --       21,803
------------------------------------------------------------------------------------------------------------------------
     Total current assets                            116,052         9,159         87,542         (24,562)     188,191
------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                        28,211         4,651         56,196              --       89,058
------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                    19,577            --         56,758              --       76,335
     Deferred income taxes                             6,100            --          4,036              --       10,136
     Other assets                                      7,133            72          5,925              --       13,130
     Investments in subsidiaries                     131,009       107,777             --        (238,786)          --
     Notes receivable, intercompany                       --        14,019         11,992         (26,011)          --
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 308,082     $ 135,678       $222,449      $ (289,359)  $  376,850
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of long-term debt             $      --     $      --       $  3,015      $       --   $    3,015
     Current portion of capital
       lease obligations                                 920            --            354              --        1,274
     Trade accounts payable                           12,196         2,056         37,911         (24,562)      27,601
     Accrued expenses and other
       current liabilities                            28,028         2,613         45,322              --       75,963
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        41,144         4,669         86,602         (24,562)     107,853

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                                  100,000            --             --              --      100,000
     Capital lease obligations,
       excluding current portion                         738            --          6,045              --        6,783
     Notes payable, intercompany                      11,992            --         14,019         (26,011)          --
     Deferred compensation                             1,684            --             --              --        1,684
     Deferred income taxes                                --            --            295              --          295
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                               155,558         4,669        106,961         (50,573)     216,615
------------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                     --            --          7,711              --        7,711
------------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                              152,524       131,009        107,777        (238,786)     152,524
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 308,082     $ 135,678       $222,449      $ (289,359)  $  376,850
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  GUARANTOR    NONGUARANTOR
At December 31, 2001                                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $   6,814     $   2,202       $ 13,140      $       --    $  22,156
     Trade accounts receivable, net                   90,744         4,061         54,466         (20,091)     129,180
     Prepaid expenses and other
       current assets                                  8,237            13         11,441              --       19,691
------------------------------------------------------------------------------------------------------------------------
     Total current assets                            105,795         6,276         79,047         (20,091)     171,027
------------------------------------------------------------------------------------------------------------------------

   PROPERTY AND EQUIPMENT, NET                        31,729         2,266         57,298              --       91,293
------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
     Goodwill, net                                    19,576            --         53,640              --       73,216
     Deferred income taxes                             6,099            --          3,299              --        9,398
     Other assets                                      7,771            72          2,689              --       10,532
     Investments in subsidiaries                     120,230       102,763             --        (222,993)          --
     Notes receivable, intercompany                       --        14,086         10,804         (24,890)          --
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 291,200     $ 125,463       $206,777      $ (267,974)   $ 355,466
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Current portion of capital
       lease obligations                           $   1,668     $      --       $    698      $       --    $   2,366
     Trade accounts payable                            5,176         3,745         36,238         (20,091)      25,068
     Accrued expenses and other
       current liabilities                            30,345         1,488         39,083              --       70,916
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                        37,189         5,233         76,019         (20,091)      98,350

   LONG-TERM DEBT AND OTHER LIABILITIES:
     Long-term debt                                  100,000            --             --              --      100,000
     Capital lease obligations,
       excluding current portion                       1,412            --          5,628              --        7,040
     Notes payable, intercompany                      10,804            --         14,086         (24,890)          --
     Deferred compensation                             1,755            --             --              --        1,755
     Deferred income taxes                                --            --            533              --          533
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                               151,160         5,233         96,266         (44,981)     207,678
------------------------------------------------------------------------------------------------------------------------

   MINORITY INTERESTS                                     --            --          7,748              --        7,748
------------------------------------------------------------------------------------------------------------------------

   STOCKHOLDERS' EQUITY                              140,040       120,230        102,763        (222,993)     140,040
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 291,200     $ 125,463       $206,777      $ (267,974)   $ 355,466
========================================================================================================================

                                       12

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2002                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                            $    17,285   $    (7,232)    $   16,236       $      --    $  26,289
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                            29         8,387             --          (8,416)          --
   Purchases of property and equipment                (8,909)           --        (14,479)             --      (23,388)
   Proceeds from sales of property and equipment          --            --          2,488              --        2,488
   Increase in other assets                             (281)           --              4              --         (277)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
       investing activities                           (9,161)        8,387        (11,987)         (8,416)     (21,177)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on debt                                 31,750            --          5,180              --       36,930
   Repayment of debt                                 (31,750)           --         (2,165)             --      (33,915)
   Repayment of capital lease obligations             (1,419)           --           (271)             --       (1,690)
   Net capital contribution from parent                   --           (29)        (8,387)          8,416           --
   Net borrowings and payments on
     intercompany balances                             2,193            --         (2,193)             --           --
   Treasury stock (purchases) reissuances, net            49            --             --              --           49
   Capital distributions to minority interest             --            --         (1,501)             --       (1,501)
   Other                                                  --            --             43              --           43
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities   823           (29)        (9,294)          8,416          (84)
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                      (1,044)           --             (9)             --       (1,053)
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        7,903         1,126         (5,054)             --        3,975
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         6,814         2,202         13,140              --       22,156
------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD              $    14,717   $     3,328     $    8,086       $      --    $  26,131
========================================================================================================================

                       SITEL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                  GUARANTOR    NONGUARANTOR
Nine Months Ended September 30, 2001                 PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES          $  18,447     $  10,461       $ 11,178       $      --   $   40,086
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                         3,025        (6,663)            --           3,638           --
   Purchases of property and equipment                (5,853)         (245)       (27,078)             --      (33,176)
   Proceeds from sales of property and equipment          14            --             40              --           54
   Increase in other assets                             (141)           --         (1,423)             --       (1,564)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
     investing activities                             (2,955)       (6,908)       (28,461)          3,638      (34,686)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                            --            --           (302)             --         (302)
   Borrowings on debt                                 52,500            --         20,872              --       73,372
   Repayment of debt                                 (52,500)           --        (11,966)             --      (64,466)
   Repayment of capital lease obligations             (1,919)           --         (1,293)             --       (3,212)
   Net capital contribution from parent                   --        (3,025)         6,663          (3,638)          --
   Net borrowings and payments on
     intercompany balances                            (3,497)           --          3,497              --           --
   Common stock issued, net of expenses                   97            --             --              --           97
   Treasury stock (purchases) reissuances, net          (190)           --             --              --         (190)
   Capital contributions from minority interest           --            --            537              --          537
   Other                                                   2            --            (64)             --          (62)
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
      financing activities                            (5,507)       (3,025)        17,944          (3,638)       5,774
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rates on cash                          --            --            400              --          400
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                        9,985           528          1,061              --       11,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,932         1,730         14,235              --       19,897
------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                $  13,917     $   2,258       $ 15,296       $      --   $   31,471
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

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for the three and nine months ended September 30, 2002 and 2001, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

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

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 67.9% of our revenues for the nine months ended September 30, 2002, and include three independently managed business units of General Motors Corporation. These General Motors business units were responsible for 23.3% of our total revenues for the nine months ended September 30, 2002. We did not have any other clients under common control that generated more than 10% of our revenues. The financial failure of any of our significant clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling and administrative expense in our Consolidated Statements of Income (Loss), which would reduce our results of operations. Our accounts receivable balance at September 30, 2002 was $140.3 million, net of an allowance for doubtful accounts of $4.5 million.

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

GOODWILL
Goodwill represents the difference between the purchase price we paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets we acquired. Goodwill as of September 30, 2002 was $76.3 million, net of accumulated amortization of $19.9 million.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

o replaces the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
o requires an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three and nine months ended September 30, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

Total goodwill amortization expense was:

o $0.9 million for the three months ended September 30, 2001, and
o $2.6 million for the nine months ended September 30, 2001.

If we had adopted the provisions of SFAS No. 142 on January 1, 2001, we would have had:

o a net loss of $5.0 million, or $0.07 per share, for the three months ended September 30, 2001, and
o a net loss of $22.9 million, or $0.31 per share, for the nine months ended September 30, 2001.

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

We assess the likelihood that our deferred tax assets will be recovered from future estimated taxable income. To the extent we believe that recovery is not likely, we establish valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be realized. The net deferred tax asset as of September 30, 2002 was $14.7 million, net of a valuation allowance of $41.2 million.

Significant management judgment is required in determining any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $41.2 million as of September 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. These assets consist of tax amortization in excess of book amortization related to the acquisition of a business and certain net operating losses and foreign tax credits carried forward. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets can be recovered. In the event that actual results differ from these estimates or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

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

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE SAME PERIODS OF 2001

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

OVERVIEW
--------
We summarize our net income (loss) and net income (loss) per common share - diluted, and the impacts of special items, in the following tables:

NET INCOME (LOSS)                                               NET INCOME (LOSS) PER COMMON SHARE-DILUTED

                         THREE MONTHS       NINE MONTHS                                  THREE MONTHS       NINE MONTHS
                             ENDED             ENDED                                         ENDED             ENDED
                         SEPTEMBER 30,     SEPTEMBER 30,                                 SEPTEMBER 30,     SEPTEMBER 30,
                         -------------     -------------                                 -------------   ----------------
                         2002     2001   2002      2001                                  2002     2001    2002      2001
--------------------------------------------------------        ---------------------------------------------------------
                                  (in millions)
Net income,                                                     Net income per share,
   before special items  $ 0.9  $   2.0  $  7.2  $   0.6           before special items  $ 0.01  $ 0.03  $ 0.09   $  0.01
Asset impairment and                                            Asset impairment and
   restructuring expenses,                                         restructuring expenses,
   net of tax             (0.9)    (2.4)   (0.9)   (24.6)          net of tax             (0.01)  (0.04)  (0.01)    (0.33)
Losses on disposals                                             Losses on disposals
   of fixed assets,                                                of fixed assets,
   net of tax              --        --      --     (0.8)          net of tax               --      --       --     (0.01)
Write-off of credit                                             Write-off of credit
   acquisition costs       --      (0.8)     --     (0.8)          acquisition costs        --    (0.01)     --     (0.01)
Valuation allowance                                             Valuation allowance on
   on deferred tax assets  --        --      --     (3.3)          deferred tax assets      --      --       --     (0.05)
Goodwill amortization                                           Goodwill amortization
   expense, net of tax     --      (0.9)     --     (2.6)          expense, net of tax      --    (0.01)     --     (0.04)
Tax benefit expected to                                         Tax benefit expected
   to be realized in                                               to be realized in
   future years            --      (3.8)     --      6.0           future years             --    (0.05)     --      0.08
--------------------------------------------------------        ---------------------------------------------------------
                                                                Net income (loss)
Net income (loss)        $ 0.0  $  (5.9) $  6.3  $ (25.5)          per share             $0.00   $(0.08) $ 0.08   $ (0.35)
========================================================        =========================================================

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD OF 2001 We broke even in the third quarter of 2002, compared to a net loss of $5.9 million, or ($0.08) per share, in the third quarter of 2001.

Excluding the special items noted in the tables on the previous page from both years, we had net income of $0.9 million, or $0.01 per share, in the third quarter of 2002 compared to net income of $2.0 million, or $0.03 per share, in the third quarter of 2001. Net income decreased mostly due to increases in direct labor and subcontracted and other services expenses as a percentage of revenues.

We describe the factors affecting our third quarter operating results in more detail in the following section.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD OF 2001
We had net income of $6.3 million, or $0.08 per share, in the nine months ended September 30, 2002, compared to a net loss of $25.5 million, or ($0.35) per share, in the same period of 2001.

Excluding the special items noted in the tables on the previous page from both years, we had net income of $7.2 million, or $0.09 per share, in the first nine months of 2002 compared to net income of $0.6 million, or $0.01 per share, in the first nine months of 2001. Net income increased mostly due to an 8.4% increase in revenues and lower operating, selling and administrative expenses, offset partially by increases in direct labor and telecommunications expenses and subcontracted and other services expenses as a percentage of revenues.

We describe the factors affecting our nine-month operating results in more detail in the following section.

--------------------------------------------------------------------------------

COMPONENTS OF NET INCOME (LOSS)
-------------------------------
The following table summarizes our income statement data on a percentage-of-revenue basis.

                                        THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------     ---------------------------------------
                                           2002                  2001                  2002                  2001
                                    -----------------     -----------------     -----------------    ------------------
                                        $          %          $          %          $          %          $          %
                                    --------   ------     --------   ------     --------  -------    ---------  -------
                                                                       (in thousands)
REVENUES                           $190,670    100.0%    $173,793    100.0%    $580,449    100.0%   $ 535,584    100.0%
----------------------------------------------------------------------------------------------------------------------------

Direct labor and
   telecommunications expenses      107,360     56.3%      97,811     56.3%     330,027     56.9%     299,977     56.0%
Subcontracted and
   other services expenses           15,099      7.9%       9,197      5.3%      40,590      7.0%      27,521      5.2%
Operating, selling and
   administrative expenses           64,135     33.6%      60,652     34.9%     189,230     32.6%     199,962     37.3%
Asset impairment and
   restructuring expenses             1,444      0.8%       2,397      1.4%       1,444      0.2%      26,185      4.9%
----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)               2,632      1.4%       3,736      2.1%      19,158      3.3%     (18,061)    (3.4%)

Interest expense, net                (2,781)    (1.5%)     (2,884)    (1.6%)     (8,317)    (1.4%)     (8,650)    (1.6%)
Equity in earnings (loss)
  of subsidiary                       1,119      0.6%         (97)      --        2,466      0.4%        (206)      --
Other expense, net                     (194)    (0.1%)       (954)    (0.6%)       (417)    (0.1%)     (2,317)    (0.5%)
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTEREST          776      0.4%        (199)    (0.1%)     12,890      2.2%     (29,234)    (5.5%)

Income tax expense (benefit)            303      0.2%       5,166      3.0%       5,027      0.8%      (4,485)    (0.8%)
Minority interest                       456      0.2%         524      0.3%       1,597      0.3%         751      0.1%
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $     17      0.0%    $ (5,889)    (3.4%)   $  6,266      1.1%   $ (25,500)    (4.8%)
============================================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

REVENUES
Revenues increased $16.9 million, or 9.7%, in the third quarter of 2002 compared to the same period of 2001. The changes in revenues by geographic region are shown in the following table:

Three Months
Ended                                     $         %
September 30,      2002      2001      Change    Change
-----------------------------------------------------------
                           (in millions)
North America    $ 118.0   $ 113.3     $  4.7     4.1%
Europe              52.7      44.9        7.8    17.4%
Asia Pacific         6.9       4.4        2.5    56.8%
Latin America       13.1      11.2        1.9    17.0%
-----------------------------------------------------------
Totals           $ 190.7   $ 173.8     $ 16.9     9.7%
-----------------------------------------------------------

The increase in Europe revenues was due mostly to the strength of the Euro and British pound versus the U.S. dollar, which accounted for about $4.5 million, or 58%, of this increase and to new work we performed for existing and new clients in the United Kingdom. The increase in North America revenues was mostly due to new work performed by our risk management business.

As a result of certain revisions in the governance of a joint venture, we will report our investment in Mexico and Colombia using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of this change, our Latin America revenues will no longer include the revenues associated with the joint venture, which amount to approximately $40 million per year. Therefore, our fourth quarter of 2002 revenues will be impacted by approximately $10 million.

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

Direct labor and telecommunications expenses increased $9.5 million, or 9.8%, in the third quarter of 2002 compared to the same period of 2001. This increase is attributable to the increase in revenues. As a percentage of revenues, direct labor and telecommunications expenses were the same in the third quarter of 2002 as they were in the same period of 2001. However, as we discuss in the following section, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues increased from 56.3% in the third quarter of 2001 to 57.9% in the third quarter of 2002, primarily due to lower unit prices from our clients.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and other services expenses include services provided to clients through subcontractors and through our India joint venture, and other out-of-pocket expenses. Subcontracted and other services expenses increased $5.9 million, or 64.2%, in the third quarter of 2002 compared to the same period of 2001. The increase in these expenses was mostly due to subcontracted expenses paid to our India joint venture as we began serving clients from that facility during the third quarter of 2001.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $3.5 million, or 5.7%, in the third quarter of 2002 compared to the same period of 2001. Excluding goodwill amortization expense of $0.9 million from the third quarter of 2001, operating, selling and administrative expenses increased $4.4 million, or 7.4%. The increases in these expenses were mostly due to growth in our risk management and Asia Pacific business units in addition to a stronger Euro and British pound. As a percentage of revenues, operating, selling and administrative expenses decreased from 34.4% in the third quarter of 2001, excluding goodwill amortization expense, to 33.6% in the third quarter of 2002.

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

In connection with this restructuring, we recorded:

o $23.8 million of asset impairment and restructuring charges in the second quarter of 2001, or $22.1 million after tax,
o $2.4 million of additional charges related to the plan in the third quarter of 2001, and
o $1.4 million of additional charges related to the plan in the third quarter of 2002, or $0.9 million after tax.

OPERATING INCOME (LOSS)
We had operating income of $2.6 million in the third quarter of 2002, compared to operating income of $3.7 million in the same period of 2001. Excluding asset impairment and restructuring expenses from both years and goodwill amortization expense from the third quarter of 2001, operating income decreased $3.0 million from $7.1 million in the third quarter of 2001 to $4.1 million in the third quarter of 2002. As a percentage of revenues, we had operating income of 4.1% in the third quarter of 2001, excluding asset impairment and restructuring expenses and goodwill amortization expense, compared to operating income of 2.1% in the third quarter of 2002. This change resulted from all of the factors affecting revenues and expenses discussed above.

INTEREST EXPENSE, NET
Interest expense, net of interest income, was about the same in the third quarter of 2002 as it was in the same period of 2001.

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARY
Equity in earnings (loss) of subsidiary represents our percentage share of the earnings (loss) from our investment in a joint venture in India. Equity in earnings (loss) of subsidiary increased $1.2 million in the third quarter of 2002 compared to the same period of 2001 as we began serving clients from the India facility in the third quarter of 2001.

OTHER EXPENSE, NET
Other expense, net of other income, decreased $0.8 million in the third quarter of 2002 compared to the same period of 2001 because we wrote off $0.8 million of credit acquisition costs in the third quarter of 2001 in connection with the amendment of our credit facility in August 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded income tax expense of $0.3 million in the third quarter of 2002 compared to income tax expense of $5.2 million in the third quarter of 2001. The third quarter 2001 reflects a $3.8 million deferred income tax expense we recorded to increase the valuation allowance on the deferred tax asset we recorded in the first quarter that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes. We increased the valuation allowance to reflect Management's best estimate of the likely recovery of our deferred tax assets.

Our third quarter 2002 income tax expense as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD OF 2001

REVENUES
Revenues increased $44.9 million, or 8.4%, in the nine months ended September 30, 2002 compared to the same period of 2001. The changes in revenues by geographic region are shown in the following table:

Nine Months
Ended                                    $          %
September 30,      2002      2001      Change    Change
--------------------------------------------------------
                           (in millions)
North America    $ 366.2   $ 343.9     $ 22.3     6.5%
Europe             150.4     146.2        4.2     2.9%
Asia Pacific        20.8      16.8        4.0    23.8%
Latin America       43.1      28.7       14.4    49.8%
--------------------------------------------------------
Totals           $ 580.5   $ 535.6     $ 44.9     8.4%
========================================================

The increase in North America revenues was mostly due to additional customer care services we provided to a number of our large global clients, which was partially offset by a reduction in technical support services, and to new work performed by our risk management business. The increase in Latin America revenues was due mostly to new work we performed for clients in Mexico and to revenues from our Panama site, as we began serving clients from that facility during the fourth quarter of 2001.

As a result of certain revisions in the governance of a joint venture, we will report our investment in Mexico and Colombia using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of this change, our Latin America revenues will no longer include the revenues associated with the joint venture, which amount to approximately $40 million per year. Therefore, our fourth quarter of 2002 revenues will be impacted by approximately $10 million.

DIRECT LABOR AND TELECOMMUNICATIONS EXPENSES
Direct labor and telecommunications expenses increased $30.1 million, or 10.0%, in the nine months ended September 30, 2002 compared to the same period of 2001. As a percentage of revenues, direct labor and telecommunications expenses increased from 56.0% in the nine months ended September 30, 2001 to 56.9% in the nine months ended September 30, 2002.

However, as discussed earlier, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues increased from 56.0% in the nine months ended September 30, 2001 to 58.0% in the nine months ended September 30, 2002, primarily due to lower unit prices from our clients.

SUBCONTRACTED AND OTHER SERVICES EXPENSES
Subcontracted and other services expenses increased $13.1 million, or 47.5%, in the nine months ended September 30, 2002 compared to the same period of 2001. The increase in these expenses was mostly due to subcontracted expenses paid to our India joint venture as we began serving clients from that facility during the third quarter of 2001.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
Operating, selling and administrative expenses decreased $10.7 million, or 5.4%, in the nine months ended September 30, 2002 compared to the same period of 2001. Excluding goodwill amortization expense of $2.8 million from the nine months ended September 30, 2001, operating, selling and administrative expenses decreased $8.0 million, or 4.0%. The decline in these expenses was mostly due to our restructuring plan that began at the end of the third quarter of 2001, partially offset by the ramp up of new customer programs in Europe in the third quarter of 2002. As a percentage of revenues, operating, selling and administrative expenses decreased from 36.8% in the nine months ended September 30, 2001, excluding goodwill amortization expense, to 32.6% in the nine months ended September 30, 2002.

ASSET IMPAIRMENT AND RESTRUCTURING EXPENSES
In the second quarter of 2001, we recorded $23.8 million of asset impairment and restructuring charges, or $22.1 million net of tax, related to the restructuring plan we announced in June 2001 as described above. In the third quarter of 2001, we recorded $2.4 million of additional charges related to the plan. In the third quarter of 2002, we recorded $1.4 million of additional charges related to the plan, or $0.9 million net of tax.

OPERATING INCOME (LOSS)
We had operating income of $19.2 million in the nine months ended September 30, 2002, compared to an operating loss of $18.1 million in the same period of 2001. Excluding asset impairment and restructuring expenses in both years and goodwill amortization expense from the nine months ended September 30, 2001, operating income increased $9.7 million from $10.9 million in the nine months ended September 30, 2001 to $20.6 million in the nine months ended September 30, 2002. As a percentage of revenues, operating income increased from 2.0% in the nine months ended September 30, 2001, excluding asset impairment and restructuring expenses and goodwill amortization expense, to 3.5% in the nine months ended September 30, 2002 excluding asset impairment and restructuring expenses. This change resulted from all of the factors affecting revenues and expenses discussed above.

INTEREST EXPENSE, NET
Interest expense, net of interest income, was about the same in the nine months ended September 30, 2002 as it was in the same period of 2001.

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARY
Equity in earnings (loss) of subsidiary represents our percentage share of the earnings (loss) from our investment in a joint venture in India. Equity in earnings (loss) of subsidiary increased $2.7 million in the nine months ended September 30, 2002 compared to the same period of 2001 as we began serving clients from the India facility in the third quarter of 2001.

OTHER EXPENSE, NET
Other expense, net of other income, decreased $1.9 million in the nine months ended September 30, 2002 compared to the same period of 2001 mostly because we recorded $1.3 million of losses on disposals of certain assets during the second quarter of 2001, and we wrote off $0.8 million of credit acquisition costs in the third quarter of 2001.

INCOME TAX EXPENSE (BENEFIT)
We recorded income tax expense of $5.0 million in the nine months ended September 30, 2002 compared to an income tax benefit of $4.5 million in the same period of 2001. The 2001 benefit reflects:

o a $6.0 million net deferred income tax benefit we recorded in the first quarter that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes, and

o the $2.2 million tax benefit we recorded on the asset impairment and restructuring charges and the losses on disposals of assets in the second quarter.

These benefits were offset by a $3.3 million deferred income tax expense we recorded in the second quarter to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom operations.

Our income tax expense for the nine months ended September 30, 2002 as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

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

Nine Months Ended September 30,        2002        2001
----------------------------------------------------------
                                       (in millions)
NET CASH PROVIDED BY (USED IN):
   Operating activities            $   26.3    $   40.1
   Investing activities               (21.2)      (34.7)
   Financing activities                (0.1)        5.8

2002
In the nine months ended September 30, 2002, cash provided by operating activities came from income before non-cash expenses of $33.3 million, and $8.4 million of increases in trade payables and other liabilities, which were partially offset by $14.9 million of increases in trade receivables and other assets.

In the nine months ended September 30, 2002, we used cash for investing activities mostly to purchase $23.4 million of property and equipment.

In the nine months ended September 30, 2002, we used cash for financing activities to repay $1.7 million of capital lease obligations and to make a $1.5 million capital distribution to the minority interest in our Jamaica joint venture. These payments were partially offset by additional borrowings, net of repayments, of $3.0 million.

2001
In the nine months ended September 30, 2001, cash provided by operating activities came from income before non-cash expenses of $33.1 million and a $13.4 million decrease in trade receivables, which were partially offset by a $5.5 million decrease in other liabilities.

In the nine months ended September 30, 2001, we used cash for investing activities mostly to purchase $33.2 million of property and equipment, and we invested $1.2 million in a joint venture in India.

In the nine months ended September 30, 2001, cash provided by financing activities came from additional borrowings, net of repayments, of $8.9 million under our revolving credit facility, which were partially offset by $3.2 million of repayments on capital lease obligations.

CAPITAL RESOURCES
-----------------
We have historically used funds generated from operations, leases of property and equipment, equity capital, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures, and working capital requirements.

We have a $50 million senior secured credit facility that expires in April 2003, under which we may borrow in U.S. dollars, British pounds sterling, and Euros. We have a commitment letter for a new $50 million line of credit with a three-year term, which will replace this facility. We expect this new facility to be effective in November 2002.

Our obligations under our current facility have been guaranteed by our domestic subsidiaries and certain foreign subsidiaries and are secured by liens on substantially all of the assets of SITEL Corporation and such subsidiaries, including a pledge of our shares in such subsidiaries and certain other foreign subsidiaries. The facility contains certain financial covenants and certain restrictions on, among other things, our ability to:

o  incur additional indebtedness,
o  pay dividends, repurchase stock, or make other restricted payments,
o  purchase property and equipment,
o  make certain investments,
o  sell assets, or
o  merge with another company.

The facility becomes due and payable upon a change of control of the Company as defined in the credit agreement.

At September 30, 2002, we had $47.7 million of available borrowings under this facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We generally estimate our capital expenditures will be $5 to $8 million per quarter excluding any significant expansion of contact center capacity. We estimate that our capital expenditures for the fourth quarter of 2002 will range from $6 million to $10 million. Future acquisitions, if any, may require additional debt or equity financing.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
---------------------------------------
We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2001. These contractual obligations and commitments include:

o $100.0 million of long-term debt as shown in our Consolidated Balance Sheet at September 30, 2002,
o $8.1 million of capital lease obligations as shown in our Consolidated Balance Sheet at September 30, 2002, and
o operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2015.

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

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income for the three and nine months ended September 30, 2002 and we will not record such amortization in the remainder of 2002 and in future years.

Total goodwill amortization expense was:

o $0.9 million for the three months ended September 30, 2001, and
o $2.6 million for the nine months ended September 30, 2001.

If we had adopted the provisions of SFAS No. 142 on January 1, 2001, we would have had:

o a net loss of $5.0 million, or $0.07 per share, for the three months ended September 30, 2001, and
o a net loss of $22.9 million, or $0.31 per share, for the nine months ended September 30, 2001.

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which will change the reporting for expenses related to restructurings initiated after December 31, 2002.

In October 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a tentative conclusion on the accounting for revenues in transactions that involve multiple deliverables. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance is expected to be effective for fiscal years beginning after December 15, 2002, so we expect to adopt the guidance in our financial statements for the quarter ended March 31, 2003. We have not yet determined the impact of this tentative conclusion on our consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the nine months ended September 30, 2002, our average borrowings under our bank credit facility were $1.5 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

--------------------------------------------------------------------------------

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                                       SITEL Corporation
                                                         (REGISTRANT)


Date:    November 13, 2002                By  /s/   James E. Stevenson, Jr.
                                                 -------------------------------
                                                    JAMES E. STEVENSON, JR.
                                                    Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)


                                 CERTIFICATIONS


I, James F. Lynch, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of SITEL
         Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002                 By  /s/       James F. Lynch
                                                  ------------------------------
                                                         JAMES F. LYNCH
                                                     Chief Executive Officer



I, James E. Stevenson, Jr., certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of SITEL
         Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002                    By  /s/   James E. Stevenson, Jr.
                                                  ------------------------------
                                                        JAMES E. STEVENSON, JR.
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.
-----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002