Form 10-K
period 2002-12-31
SITEL CORP
filed 2003-03-28
CIK 943820

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

Commission File Number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12577	SITEL CORPORATION	47-0684333
MINNESOTA (State or Other Jurisdiction of Incorporation or Organization)
111 S. CALVERT STREET, SUITE 1900 BALTIMORE, MARYLAND 21202
	(Address of Principal Executive Offices)	(Zip Code)
(410) 246-1505 (Registrant's Telephone Number, Including Area Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES  X  NO

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $140,236,888 based upon the $3.16 closing price of such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates."

COMMON STOCK, $.001 PAR VALUE — 74,363,431 SHARES OUTSTANDING AS OF MARCH 6, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
II and III	Certain sections of the Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2003.

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Forward-Looking Statements

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes," "expects," "intends," "should," "will," "plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

•
reliance on major clients,
•
conditions affecting clients' industries,
•
clients' budgets and plans,
•
unanticipated labor, contract or technical difficulties,
•
delays in ramp up of services under contracts,
•
reliance on major subcontractors and strategic partners,
•
risks associated with managing a global business,
•
fluctuations in operating results,
•
reliance on telecommunications and computer technology,
•
dependence on labor force,
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

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers to assist our clients service, grow, and increase the value of their customers. We support the Customer Relationship Management (CRM) strategies of many of the world's leading brands primarily in the automotive, consumer products, financial services, insurance, technology, telecommunications, ISP and cable, and utilities sectors. By leveraging world-class operations across our global platform of people, processes, and technology, SITEL provides customer acquisition, customer care, technical support, and risk management services on an outsourced basis to help clients service their customers and build greater brand loyalty. In addition, SITEL offers value-added services designed to optimize the experience of each customer and maximize the value of every interaction. We also provide operational and information technology professional services for both outsourced and in-house contact centers focused on delivering productivity improvements and cost efficiencies.

Founded in 1985, we have grown to include operations in North America, Europe, Asia Pacific, and Latin America. Operating from a decentralized business model structure wherein twenty-six separate business units serve over 300 clients around the world, the Company sells and operates locally while utilizing our global experience and expertise. We have approximately 23,000 committed employees worldwide that actively represent many of the world's leading brand names. We operate from over 19,000 workstations in 77 contact centers located in 21 countries. We serve clients' customers in 52 countries communicating in more than 25 languages and dialects.

We operate our contact centers based on the core belief that people do business with people, a reality that persists even in the age of anonymous online communications and one-click shopping. Our customer support services are designed to enhance the quality of interaction at every stage in the customer lifecycle, from identification and acquisition of new customers, to customer service for existing customers, to the provision of technical support, help desks and assistance in managing account receivables. Capitalizing on our experience in operating contact centers, our operational and technology professionals provide design, implementation and operation services to both outsourced and in-house contact center operators to optimize every aspect of their day-to-day contact center operations. Our value added services allow customers to select their preferred channel of communication, including voice, web, e-mail, fax, and wireless interactions.

Industry Overview

Over the last 10 years our industry has evolved from outsourcers providing customer services from primarily a low-technology, single-facility environment to supporting multi-national corporations' CRM strategies from large, full service, multi-channel contact centers located around the world. Today, companies are increasingly focused on optimizing the value of their relationships with their customers. Fueling this trend is the explosive growth in consumer use of the Internet and e-mail, and the increasingly remote nature of customer interactions. Companies now face the business imperative to deliver consistent levels of quality customer service regardless of the channel of communication chosen.

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

The contact center outsourcing market is large and is estimated to grow rapidly over the next three years. IDC, a respected industry analysis group, estimates that the worldwide contact outsource business will grow from $35 billion in the year 2001 to $90 billion by the year 2006, or an average increase of 21% per year. Corporations are increasingly shifting key business processes from internal operations to outsourced partners. The business process outsourcing momentum is creating opportunities for the contact center outsourcing market. The industry is showing corporations that processes can be improved resulting in higher outcomes for the corporations. This trend has been further fueled by the growing complexity of integrating technology and communication. We expect to see the market increase as companies focus on their core competencies and rely on service providers like SITEL to deliver comprehensive contact center solutions.

Our Business

We design, implement, and operate contact centers in support of clients' CRM strategies that allow our clients to enhance the value of their customer contacts, relationships, and information. At every stage of the customer or product lifecycle, we endeavor to give our clients' customers an experience that will:

•
reinforce their trust in the brand,
•
compel them to stay loyal, and
•
encourage their advocacy and support regardless of how they communicate with our clients and their brands.

Whether that is an individual customer or a business customer, and whether they phone, e-mail or browse the client's website, our mission is to create customer loyalty and value, to increase sales, and to differentiate the client's brand in a positive manner.

We operate from 77 facilities in 21 countries throughout the four major regions of the globe, and offer services in more than 25 languages and dialects. We bring industry focus and expertise in the automotive, consumer products, financial services, insurance, technology, telecommunications, ISP and cable, and utilities sectors.

Organizational Structure

SITEL is unique within the outsource contact center industry by providing customer support services through a decentralized organization. Twenty-six business units, organized geographically outside North America and by industry, client and function within North America, provide client centric customer support services using best practices gained from our global experience. By leveraging our global expertise and serving clients locally, we are able to pay attention to detail, therefore, perform better for our clients. Individual business units know their markets, their geographies, the local rules and regulations and are best positioned to, not only perform for existing clients, but to sell to companies in their market. Clients served across business units are managed by a global accounts management team, but served by the individual business units. More and more companies are consolidating the number of outsource contact center vendors and contracting with a company that can services them across geographies. SITEL's decentralized business model is meeting those needs especially in the pan-European market. Our global sales team is responsible for developing and implementing customized industry-specific customer management solutions to prospective multi-national clients.

The Services We Offer

The Company provides innovative customer support services and solutions. We view every customer contact as an opportunity to build our clients' brand equity and strengthen relationships with our clients' customers. We offer a suite of added-value customer support services addressing every stage of the customer or product lifecycle, as well as operational and technology professional services that are designed to optimize every aspect of the day-to-day operation of both outsourced and in-house contact centers. SITEL, through our twenty-six individually managed business units, specializes in providing customer acquisition, customer care, technical support and risk management services using multiple communication channels encompassing phone, e-mail, web and chat to assist clients support and grow their customers. SITEL's business units operates 27 customer support centers in the United States, 5 centers in Canada, 27 centers in Europe, 5 in Asia Pacific, 11 in Latin America, and 2 offshore facilities in Jamaica and India. SITEL's customer service professionals (CSPs) are specially trained in the applicable product and/or service they are supporting. The CSPs act as a transparent extension of the client in acquiring and serving the clients' customer. Each of our services leverage our contact center expertise and are tailored to meet the client's unique business requirements. We offer the following services:

Customer Acquisition

Our customer acquisition services include prospect identification, campaign management, lead generation, and fulfillment. In coordination with our clients' sales objectives, we implement and execute marketing campaigns using multi-channel communications in coordination with advertising and promotional sales programs. By tracking customer value over time against the cost of acquisition, we help our clients improve the quality and value of new customers while reducing the total cost of acquisition. We help clients find and win customers through: list building, outbound sales, inbound sales or order taking, lead generation, direct response television/bureau, product information requests related to potential sales, subscription renewals, and database cleaning and updating.

Customer Care

Focused on enhancing the customer experience, our customer care services range from utilizing self-service products for frequently asked questions, to using web chat sessions for complex installation problems, to employing highly trained technicians for product support. We specialize in the design and delivery of complex, multi-channel solutions, including the use of cost competitive offshore locations. We act as the voice of the customer to our clients, providing valuable, real time feedback on new products or campaigns. Our customer care services include: complaint and issue resolution, change of personal details and billing information, thank-you or other client-initiated information contacts, reservations, loyalty initiatives, investor account inquiries, government information, dealer location contacts, insurance claims processing, fraud detection/prevention calls, back office requests, such as connecting a new line, disconnecting service and requesting maintenance support, warranty call handling, and administrative support regarding a customer's policy, lease or account.

Technical Support

Targeted at industries with dynamic product lifecycles, like high technology, we provide a broad range of technical support services focused on achieving measurable, total customer satisfaction. We employ technically trained and dedicated teams on an integrated, multi-channel platform, to provide comprehensive technical product support. We tailor the technical support processes to our clients' needs, including required activities, escalation procedures, and system level reporting. By analyzing product-related call patterns gathered from the technical support function, we are able to provide additional insight into future product development initiatives. In providing technical support services, we handle troubleshooting calls, respond to software and hardware problems, provide support for Internet service problems, manage corporate help desks, and provide warranty or post-warranty support.

Risk Management

We provide international receivables management programs for large corporations. We believe in a consultative approach, sharing industry-wide best practices to tailor a unique solution for each of our client's specific needs. We design programs to ensure optimal loss mitigation while emphasizing customer retention. Our risk management services include: pre- and post-charge-off collections, early fraud identification, credit card activations, property recovery programs, skip tracing, and disaster prevention and recovery.

Professional Services

Designed to optimize every aspect of the day-to-day operation of both outsourced and in-house contact centers, we offer operational and technology professional services to clients worldwide. We help clients align their business with their customers by helping them plan and execute appropriate customer relationship management strategies. Our expertise also includes the ability to deliver complex information technology services, as well as ongoing management services related to the successful operation of large-scale contact centers.

The Communication Channels We Use

We use the telephone, fax, and the Internet as means of communication to provide the services we offer. Each of these communication channels is described below:

Telephone-Based Services

We handle approximately 400 million customer calls annually via the telephone. We have been making and taking telephone calls on behalf of Global 1000 companies since our founding more than seventeen years ago. We have progressively grown our telephone capabilities from operating simple outbound dialing campaigns, to offering robust customer contact strategies to our long-term partners. Our customer service professionals use the telephone as the main communication tool in support of all of our service offerings.

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

Voice and Text-Based Chat Web Site Support

We provide voice chat support – enabling customers to simultaneously talk to a customer service professional while visiting a client's web site – using the Internet Call Center that we co-developed with Lucent Technologies in 1998. Text-based chat allows for proactive or responsive communications with any web site visitor to provide sales support or customer service. These chat services are further enabled by capabilities to push web pages to web visitors and the ability of the web agent to work collaboratively with the web visitor.

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

Markets and Clients

Our business units implement and operate customized industry-specific customer support solutions by geography and by specific vertical markets. They have primary responsibility for operations, sales and marketing efforts in their defined area. Within this framework, we focus on large and medium size corporations in the automotive, consumer products, financial services, insurance, technology, telecommunications, ISP and cable, and utilities sectors. These industries accounted for approximately 15%, 13%, 21%, 11%, 10%, 20% and 8%, respectively, of our 2002 revenue. Sales in other industries, including travel, healthcare and various others, accounted for 2% of 2002 revenues. We serve over 300 clients in 21 countries. Note 9 of our Notes to Consolidated Financial Statements provides information about our revenues by geographic region. Our top 20 clients accounted for 68.4% of our revenues in 2002, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 23.5% of our total revenues in 2002. We did not have any other clients under common control that generated 10% or more of our revenues.

The Industries We Serve

We provide contact center solutions primarily across the following industries:

Automotive

We provide customer support services for several automotive manufacturers including the largest automotive company in the world. Our services support our clients' brands and promote customer satisfaction and loyalty. Services are performed through all communication channels and include general inquiries, dealer questions, warranty questions and support.

Consumer Products

The consumer products industry encompasses a large variety of companies including retail, manufacturing, service, and publishing companies. In addition to traditional product and service support solutions, we also provide specialized service processes such as lead generation, managing product recalls, and performing quality surveys and market analysis.

Energy and Utilities

With the deregulation of the utility industry, companies are expanding their services and emphasizing the growth of their customer base. We provide services to public and private energy and utility companies, including electric power, natural gas, water and integrated energy providers. In addition to traditional customer support services, we have developed several processes to support the industry including: lead generation, loyalty campaign programs, appointment setting and scheduling, database management programs, and end-to-end solutions for supporting the customer from connection to payment.

Financial Services

Regulatory changes have opened up opportunities for the financial service industry. New product and service offerings have expanded our opportunities in this fast paced industry. We work with financial services companies worldwide to provide a wide range of customer support services including responding to credit card inquiries, transferring balances, taking and processing loan applications. Specialty processes we provide our clients in the financial services industry include managing loyalty programs, generating leads for new customers, and managing customer retention programs.

Insurance

We are a leader in providing a broad range of services to the insurance industry. With over 350 in-house agents holding in excess of 17,000 licenses we have written over $8 billion of premiums over the last five years. We direct market fully underwritten Property & Casualty and Life & Health products. We also support the accidental death and disability, credit life, and supplemental health insurance markets. Our customer support services for the insurance industry include all of the traditional services, such as customer inquiries, policy changes, claims processing and full back-office support.

Technology

We provide technical sales, technical support and customer support services for Technology sector companies including computer hardware manufacturers, software publishers, and PDA and other wireless device suppliers. We have developed processes supporting the technology industry including processes for product launches, complete sales and account management programs, corporate help desk, and warranty or post-warranty sales and support programs.

Telecommunications, ISP and Cable

We provide a full range of sales and customer service activities to domestic and international long distance providers, local exchange carriers, cellular and PCS providers, Internet Service Providers, telecommunications equipment manufacturers, and cable and satellite TV companies. In addition to traditional product and service support solutions, we deliver advanced order management, provisioning, and B2B support, and have developed specific end-to-end solutions for Internet service providers and wireless service providers.

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

To build rewarding careers for our employees and enable effective planning for future growth:

•
we have developed training and education programs, as well as performance management and career planning processes, designed to enable people to learn (both in classrooms as well as on the job) and perform at optimum levels on the diverse range of daily e-media customer contacts, on behalf of our multiple-industry clients,
•
we encourage employee self-development, and have developed our own corporate e-Learning university (SITEL University), and
•
we aim to develop and promote individuals from within the organization as much as possible.

As of December 31, 2002, we had approximately 23,000 employees. In our European region, employees in Belgium, Germany, Sweden, and Spain are within the scope of government sponsored collective bargaining agreements and are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider relations with our employees to be good.

Offshore

The use of offshore facilities to service clients' customers from a location that offers reliable cost efficient labor is a growing trend in the industry. We intend to continue to expand and pursue growth opportunities in offshore markets. Our offshore locations include Jamaica, India, Panama, and Canada which service English speaking customers, and various Latin American countries that provide offshore services for Spanish language customers in the United States and Spain.

Competition

We are one of the largest independent companies executing contact center solutions. Our largest direct competitors include:

•
TeleTech Holdings, Inc.,
•
Convergys Corporation,
•
Sykes Enterprises, Incorporated,
•
APAC Customer Services, Inc., and
•
West Corporation.

The industry in which we compete is extremely competitive and fragmented. We compete with a variety of companies from small firms offering specific applications to companies listed above to divisions of large enterprises. We also compete with in-house customer service departments throughout the world. In-house departments continue to comprise the largest segment of contact center expenditures. Additional competitors with greater resources than we have may enter the customer relationship management industry.

Like us, most of the major outsourcing companies are positioning themselves as providers of contact center solutions. However, we believe we are in a leadership position in terms of global presence, solutions provided, industries served and large-scale project implementation and operational experience. We have implemented and now manage integrated programs using all e-media across the broad range of contact center solutions designed to support the entire customer lifecycle.

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

The FTC issued its original Telemarketing Sales Rule in 1995 pursuant to the federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994. The original rule prohibited misrepresentation regarding products or services offered by telephone solicitation and addressed other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments.

The FTC amended its Telemarketing Sales Rule in December 2002. The amended rule:

•
establishes a national do not call registry
•
requires specified disclosures in outbound telephone calls and in upsells to induce the purchase of goods or services
•
prohibits unauthorized billing and requires express agreement after certain disclosures to ensure authorization to bill,
•
newly restricts charitable solicitations
•
prohibits call abandonment beyond a safe harbor
•
requires transmission of information to consumers' caller identification phone service

Most provisions of the amended rule are effective in March 2003. The national do not call registry will be phased-in during 2003. The transmission to caller identification phone service takes effect in March 2004.

There are many federal and state laws and regulations governing web-services, consumer privacy, and the collection and use of consumer data. Key federal laws include the:

•
Gramm-Leach-Bliley Act,
•
Health Insurance Portability and Accountability Act of 1996,
•
Children's Online Privacy Protection Act, and
•
Federal Drivers Privacy Protection Act of 1994.

Our international risk management business is required to be licensed under various federal, state and provincial collection agency laws and regulations and to comply with fair debt collection practices and consumer credit laws and regulations.

International

Countries outside the United States where we have substantial operations generally have not enacted detailed regulatory frameworks for teleservices. The European Union (EU) has adopted various directives impacting the teleservices industry, which EU member countries are in various stages of implementing. Many countries, including those in the EU, have enacted or proposed laws that regulate consumer privacy and the collection and use of consumer data.

Many of these laws are based on the privacy principles established by the Organization for Economic Co-operation and Development (OCED) in its Guidelines on the Protection of Privacy and Transborder Flows of Personal Data. These laws generally provide individuals with a right to access and correct inaccurate information. Many of these laws provide that personally identifiable information can only be used or disclosed for specified and lawful purposes and include civil and criminal penalties for violations.

Key EU actions include the:

•
Distance Selling Directive 97/7/EC adopted in 1997 – protects consumers who shop by phone, mail order, on the Internet, or digital TV.
•
Telecoms Directive 97/66/EC, adopted in 1997 – establishes guidelines for the processing of personal data in the telecommunications sector.
•
E-Commerce Directive 00/31/EC adopted in 2000 – seeks boost consumer confidence in e-commerce and give information service providers legal certainty without excessive over-regulation.
•
Standard contractual clauses the EC Commission adopted in 2001, supplementing the Data Privacy Directive 95/46/EC – oblige the data controller and data processor to observe and implement certain measures to protect personal data and aloe its legal transmission outside the EU.
•
Privacy and Electronic Communications Directive adopted in June 2002 – aimed primarily at on-line business.
•
Long Distance Selling of Financial Services Directive 02/65/EC adopted in 2002 – applies to all financial services able to be provided at a distance.

Industry Regulation

The industries we serve are subject to varying degrees of government regulation. For example, our employees who sell certain U.S. insurance products are typically required to be licensed by state insurance commissions and may also be required to participate in regular continuing education programs, which we currently provide in-house.

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

Complying with applicable laws, regulations and industry guidelines to date has not had a material adverse effect on our business. However, in the US alone, compliance with the newly amended FTC rule and the increasing regulation of our industry at the state level is imposing significant additional costs and burdens upon our business. Many proposed laws and regulations are in early stages of consideration, and we cannot yet determine the impact these might have on our business. Governments, trade associations, and industry self-regulatory groups may enact even more burdensome laws, regulations and guidelines, which might directly affect our business, or affect our clients' businesses and thus indirectly our business, in material and adverse ways.

Existing and future laws and regulations may require our clients to change their products or services in ways that could diminish the commercial viability of those products or services or require us to modify our contact center solutions to continue effectively meeting our clients' needs.

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

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients' CRM activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe.

Item 2. Properties

Our executive offices are located in Baltimore, Maryland.

As of December 31, 2002, we operated Company Centers in various facilities that we lease and Client Centers that are on client premises as shown in the table below. In addition, we were in the process of starting operations at a Company Center in Italy at December 31, 2002.

Facility Location	Company Centers	Client Centers	Total Facilities	Number of Workstations

Australia	1	—	1	186
Belgium	1	—	1	578
Brazil	4	—	4	660
Canada	4	1	5	1,177
Colombia **	1	3	4	437
Denmark	1	—	1	50
France	3	1	4	417
Germany	2	—	2	799
India **	1	—	1	750
Ireland	1	—	1	304
Jamaica **	1	—	1	214
Mexico **	2	—	2	1,130
Netherlands	1	—	1	223
New Zealand	1	2	3	503
Panama **	1	—	1	304
Portugal	1	—	1	117
Singapore	1	—	1	143
Spain	5	4	9	2,129
Sweden	1	1	2	238
United Kingdom	5	—	5	1,703
United States	22	5	27	7,642

Totals:	60	17	77	19,704

** centers operated by our joint ventures

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

One of our clients has received letters from time to time containing an offer to license and suggesting that the client might be infringing certain patents related to computerized telephonic voice response systems without the license. The client has indicated that if any infringement occurred the client would seek contractual indemnity from us. In such an event, we would expect to seek contractual indemnity from certain of our vendors. Any such contractual indemnity we might obtain likely would not be sufficient to cover all of the costs of investigating and resolving such matter. We might also seek a license under the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing. To our knowledge, no litigation has been initiated against our client or us concerning this matter. At this stage, due to the inherent uncertainties, we are unable to predict whether this matter may have a material adverse effect on our business or on our financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Executive officers of SITEL Corporation at the date of this report are:

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years

James F. Lynch	53	Chairman of the Board (since 1985), Chief Executive Officer (since April 2001) and Director	Chief Executive Officer, SITEL Corporation (1985 – January 1997)
Bill L. Fairfield	56	Executive Vice President, Business Development (since March 2002) and Director	Chairman, DreamField Partners, Inc.; Chairman, Chief Executive Officer, and President, Inacom Corp.
Dale W. Saville	58	Executive Vice President, Corporate Development (since October 2000)
			Senior Vice President and Chief Technology Officer, Vice President – Product Development, Vice President – EMEA Customer Support Operations, and Vice President – US Customer Support Operations, Sykes Enterprises, Incorporated
Dale R. Schuster	51	Executive Vice President, Global Sales (since January 2001)	Senior Vice President, SITEL Corporation; Vice President – Sales & Marketing, Northern Aurora, Inc.; Vice President – Administration and Vice President – Development, CalEnergy
James E. Stevenson, Jr.	47	Executive Vice President and Chief Financial Officer (since April 2001)	Senior Vice President – Finance, SITEL Corporation; Principal – Investment Banking Division Finance, Deutsche Banc Alex. Brown Inc.; Principal and Controller, Alex. Brown Incorporated

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol SWW. The following table sets forth the high and low sale prices of our common stock for the quarters indicated, as reported by the New York Stock Exchange.

	2002		2001
	High	Low	High	Low
First Quarter	$3.30	$1.48	$3.94	$2.10
Second Quarter	$3.28	$2.45	$2.82	$1.57
Third Quarter	$3.19	$1.25	$2.00	$0.85
Fourth Quarter	$1.99	$1.10	$2.48	$0.72

Shares Outstanding and Holders of Common Stock

As of March 6, 2003, we had 74,363,431 shares of common stock outstanding and 609 record holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. The Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Furthermore, our Senior Subordinated Notes and revolving credit facility contain certain restrictions on the payment of cash dividends.

Equity Compensation Plan Information

The information required by this item with respect to equity compensation plans is set forth in the Proxy Statement under the caption "Equity Compensation Plans" and is incorporated herein by reference.

Item 6. Selected Financial Data

The following Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on the following page, the Consolidated Financial Statements beginning on page F-3, and the Notes to Consolidated Financial Statements beginning on page F-7.

Years Ended December 31,	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Income Statement Data:
Revenues	$770,211	$725,048	$764,447	$737,522	$586,318

Operating expenses	739,457	708,565	722,151	709,626	567,486
Asset impairment and restructuring expenses (a)	1,444	26,185	3,520	9,596	6,607

Operating income (loss)	29,310	(9,702)	38,776	18,300	12,225
Interest expense, net	(11,250)	(11,642)	(12,067)	(12,785)	(12,747)
Equity in earnings (loss) of affiliates	3,441	(297)	—	—	—
Other income (expense), net	(636)	(2,309)	(311)	316	263

Income (loss) before income taxes, minority interest and change in accounting method	20,865	(23,950)	26,398	5,831	(259)
Income tax expense (benefit)	10,437	(2,317)	12,570	6,336	966
Minority interest	1,812	947	1,087	304	(651)

Income (loss) before extraordinary items and change in accounting method	8,616	(22,580)	12,741	(809)	(574)
Extraordinary loss on refinancing of debt, net of taxes	—	—	—	—	(514)
Cumulative effect of a change in accounting for goodwill (b)	(18,399)	—	—	—	—

Net income (loss) (c)	$(9,783)	$(22,580)	$12,741	$(809)	$(1,088)

Weighted average common shares outstanding:
Basic	74,225	73,424	71,052	66,550	63,888
Diluted	74,335	73,424	75,201	66,550	63,888
Income (loss) before extraordinary items and change in accounting method per common share:
Basic	$0.12	$(0.31)	$0.18	$(0.01)	$(0.01)
Diluted	$0.12	$(0.31)	$0.17	$(0.01)	$(0.01)
Net income (loss) per common share:
Basic	$(0.13)	$(0.31)	$0.18	$(0.01)	$(0.01)
Diluted	$(0.13)	$(0.31)	$0.17	$(0.01)	$(0.01)
At December 31,	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Working capital	$80,618	$72,677	$93,583	$87,384	$41,660
Total assets	351,977	355,466	380,222	432,909	405,610
Long-term debt, net of current portion	107,307	107,040	108,341	148,330	116,237
Stockholders' equity	139,162	140,040	169,582	160,698	161,854
(a)
We discuss asset impairment and restructuring expenses in Note 11 to the Consolidated Financial Statements.

(b)
We discuss the cumulative effect of a change in accounting for goodwill in Note 3 to the Consolidated Financial Statements.

(c)
During 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. If we had not amortized our goodwill during the four years ended December 31, 2001 our net income (loss) would have been $(19,138) in 2001, $15,753 in 2000, $2,817 in 1999 and $2,558 in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

References in this report to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and in-house contact centers. We serve clients primarily in the automotive, consumer products, financial services, insurance, technology, telecommunications, ISP and cable, and utilities sectors.

In Management's Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for 2002, 2001, and 2000, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 68.4% of our revenues in 2002, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 23.5% of our total revenues in 2002. We did not have any other clients under common control that generated 10% or more of our revenues. Two of the primary General Motors contracts expire in January 2004. We are currently in negotiations regarding the continuation of services for these clients beyond the expiration date. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

Our liquidity, including our ability to comply with debt covenants, may be adversely affected if we were to lose a significant client or as a result of significant changes in client demand if we are unable to efficiently re-deploy our human and capital resources.

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

Critical Accounting Policies

Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements. Of those policies, we have identified the following to be critical accounting policies because they are the most important to the portrayal of our results of operations and financial condition, and they require management's most difficult, subjective, or complex judgments:

•
estimates of uncollectible trade accounts receivable to determine an allowance for doubtful accounts,
•
estimates of the useful lives for property and equipment,
•
estimates of the recovery of our long-lived assets and the fair market value of goodwill, and
•
estimates of future taxable income that is required to support the carrying value of deferred tax assets and estimates of the related valuation allowance.

Trade Accounts Receivable

We report our trade accounts receivable net of an allowance for doubtful accounts, which represents management's estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms. The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling, and administrative expense in our Consolidated Statements of Income (Loss), which would reduce our results of operations. Our accounts receivable balance at December 31, 2002 was $128.6 million, net of an allowance for doubtful accounts of $4.0 million.

Property and Equipment

We record property and equipment at cost, and calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. We amortize leasehold improvements and assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. If the actual useful lives of these assets are less than the estimated depreciable lives, we would record additional depreciation expense or losses on disposal to the extent the net book value of such asset is not recovered upon sale.

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

We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income (Loss) for the year ended December 31, 2002 and we will not record such amortization in future years.

During 2002, we performed a transitional goodwill impairment review in two phases to determine if goodwill that was stated in our Consolidated Balance Sheet at January 1, 2002 was impaired. During the second quarter of 2002, we completed the first phase of the required impairment review, and determined that the goodwill in certain reporting units was impaired at January 1, 2002. We completed the second phase of the transitional impairment review during the fourth quarter of 2002. As a result of these reviews, we recorded a pre-tax goodwill impairment loss of $18.4 million as a cumulative effect of an accounting change in the 2002 financial statements. Effective as of October 1, 2002, we completed a further analysis of our goodwill and determined no additional impairment was required.

As of December 31, 2002, we have goodwill of $49.7 million. At least annually or more frequently as changes in circumstance indicate, we will evaluate the estimated fair value of our goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we will be required to take additional goodwill impairment charges.

Deferred Income Taxes

We must report some of our revenues and expenses differently for our financial statements than we do for income tax purposes. The future tax effects of the differences in these items, as well as operating loss and tax credit carryforwards, are reported as deferred tax assets or liabilities in our Consolidated Balance Sheets.

We assess the likelihood that our deferred tax assets will be recovered from future estimated taxable income. To the extent we believe that recovery is not likely, we establish valuation allowances to reduce the deferred tax assets to the amount that is more likely than not to be realized. The net deferred tax asset as of December 31, 2002 was $11.3 million, net of a valuation allowance of $43.4 million.

Significant management judgment is required in determining any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $43.4 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. These assets consist of tax amortization in excess of book amortization related to the acquisition of a business and certain net operating losses and tax credits carried forward. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which our deferred tax assets can be recovered. In the event that actual results differ from these estimates or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

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

Overview

We summarize our net income (loss) and net income (loss) per common share – diluted, and the impacts of asset impairment and restructuring expenses, change in accounting method, and other items, in the following tables: Net Income (Loss)

Years Ended December 31,	2002	2001	2000

	(in millions)
Net income (loss), before restructuring expenses and other items	$11.8	$0.9	$14.7
Goodwill impairment charge under SFAS 142	(18.4)	—	—
Asset impairment and restructuring expenses, after tax	(0.9)	(24.6)	(2.0)
Losses on disposals of fixed assets, after tax	—	(0.8)	—
Write-off of credit acquisition costs	—	(0.8)	—
Valuation allowance on deferred tax assets	(2.3)	(3.3)	—
Tax benefit expected to to be realized in future years	—	6.0	—

Net income (loss)	$(9.8)	$(22.6)	$12.7

2002 Compared to 2001

We had a net loss of $9.8 million, or ($0.13) per share, in 2002, compared to a net loss of $22.6 million, or ($0.31) per share, in 2001. Results in 2002 were primarily impacted by the $18.4 million goodwill write-off that was recorded as of January 1, 2002, a $1.4 million asset impairment and restructuring charge in the third quarter, and a $2.3 million valuation allowance on deferred tax assets recorded in the fourth quarter. All of these items are summarized in the table above.

Excluding the goodwill write-off and other items described above in 2002 and the asset impairment, restructuring expenses, and other items described above in 2001, we had net income of $11.8 million, or $0.16 per share, in 2002 compared to net income of $0.9 million, or $0.01 per share, in 2001. This increase resulted mostly from a 6.2% increase in revenues and higher operating margins in 2002.

Net Income (Loss) Per Common Share–Diluted

Years Ended December 31,	2002	2001	2000

Net income (loss) per share, before restructuring expenses and other items	$0.16	$0.01	$0.20
Goodwill impairment charge under SFAS 142	(0.25)	—	—
Asset impairment and restructuring expenses, after tax	(0.01)	(0.33)	(0.03)
Losses on disposals of fixed assets, after tax	—	(0.01)	—
Write-off of credit acquisition costs	—	(0.01)	—
Valuation allowance on deferred tax assets	(0.03)	(0.05)	—
Tax benefit expected to be realized in future years	—	0.08	—

Net income (loss) per share	$(0.13)	$(0.31)	$0.17

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

Components of Net Income (Loss)

As you read this section, please refer to the following table that summarizes our income statement data on a percentage-of-revenue basis.

	2002		2001		2000
Years Ended December 31,	$	%	$	%	$	%

	(in thousands)
Revenues	$770,211	100%	$725,048	100.0%	$764,447	100.0%
Direct labor and telecommunications expenses	433,456	56.3%	411,066	56.7%	398,809	52.2%
Subcontracted and other services expenses	55,027	7.1%	36,949	5.1%	51,452	6.7%
Operating, selling, and administrative expenses	250,974	32.6%	260,550	35.9%	271,890	35.6%
Asset impairment and restructuring expenses	1,444	0.2%	26,185	3.6%	3,520	0.4%

Operating income (loss)	29,310	3.8%	(9,702)	(1.3%)	38,776	5.1%
Interest expense, net	(11,250)	(1.4%)	(11,642)	(1.6%)	(12,067)	(1.6%)
Equity in earnings (loss) of affiliates	3,441	0.4%	(297)	(0.1%)	—	—
Other expense, net	(636)	(0.1%)	(2,309)	(0.3%)	(311)	(0.1%)

Income (loss) before income taxes, minority interest and change in accounting method	20,865	2.7%	(23,950)	(3.3%)	26,398	3.4%
Income tax expense (benefit)	10,437	1.4%	(2,317)	(0.3%)	12,570	1.6%
Minority interest	1,812	0.2%	947	0.1%	1,087	0.1%

Income (loss) before change in accounting method	8,616	1.1%	(22,580)	(3.1%)	12,741	1.7%
Cumulative effective of a change in accounting for goodwill	(18,399)	2.4%	—	—	—	—

Net income (loss) (a)	$(9,783)	(1.3%)	$(22,580)	(3.1%)	$12,741	1.7%

a)
During 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. If we had not amortized our goodwill during the two years ended December 31, 2001 our net income (loss) would have been $(19,138) in 2001, and $15,753 in 2000.

2002 Compared to 2001

Revenues

Revenues increased $45.2 million, or 6.2%, in 2002 compared to 2001. The increases in revenues by geographic region are shown in the following table:

	$	%

	(in millions)

North America	$24.5	5.3%
Europe	15.1	7.6%
Asia Pacific	3.0	12.0%
Latin America	2.6	6.0%

The increase in North America revenues was mostly due to additional customer care and customer acquisition services we provided to a number of our large global clients and to new work performed by our risk management business. These increases were partially offset by a reduction in technical support services. The weakening of the U.S. dollar versus the British pound and Euro accounted for about $10.6 million, or 70%, of the increase in Europe along with the ramp of new customer programs. The increase in Latin America revenues was due mostly to new work we performed for clients in Mexico and to revenues from our Panama site, as we began serving clients from that facility during the fourth quarter of 2001.

As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of this change, our Latin America revenues will no longer include the revenues associated with the joint venture. Our 2002 revenues were approximately $10 million lower due to the change in accounting.

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

Direct labor and telecommunications expenses increased $22.4 million, or 5.5%, in 2002 compared to 2001. As a percentage of revenues, direct labor and telecommunications expenses decreased from 56.7% in 2001 to 56.3% in 2002.

However, as we discuss in the following section, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues increased from 56.7% in 2001 compared to 57.5% in 2002, primarily due to lower unit prices from our clients.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and other services expenses increased $18.1 million, or 48.9%, in 2002 compared to 2001. The increase in these expenses was mostly due to subcontracted expenses of $14.3 million paid to our India joint venture as we began serving clients from that facility during the third quarter of 2001.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses decreased $9.6 million, or 3.7%, in 2002 compared to 2001. Excluding goodwill amortization expense of $3.6 million from the year ended December 31, 2001, operating, selling and administrative expenses decreased $6.0 million, or 2.3%. The decline in these expenses was mostly due to our restructuring plan that began at the end of the third quarter of 2001, partially offset by the ramp up of new customer programs in Europe in the third quarter of 2002. As a percentage of revenues, operating, selling and administrative expenses decreased from 35.4% in 2001, excluding goodwill amortization expense, to 32.6% in 2002.

Asset Impairment and Restructuring Expenses

During 2002, in connection with the restructuring plan announced in 2001, we recorded additional restructuring charges of $1.4 million associated with the write-off of contact center operations and corporate support services identified in 2001.

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

Operating Income (Loss)

We had operating income of $29.3 million in 2002, compared to an operating loss of $9.7 million in 2001. Excluding the asset impairment and restructuring expenses in both years and goodwill amortization expense in 2001, operating income increased $10.7 million from $20.1 million in 2001 to $30.8 million in 2002. As a percentage of revenues, operating income was 4.0% in 2002 compared to 2.8% in 2001. This change resulted from all of the factors affecting revenues and expenses discussed earlier in this section.

Interest Expense, Net

Interest expense, net of interest income, was slightly lower in 2002 compared to 2001.

Equity in Earnings (Loss) of Affiliates

Equity in earnings (loss) of affiliates represents our percentage share of the earnings (loss) from our investment in a joint venture in India. As discussed previously, effective October 1, 2002, we revised our joint venture agreement and the results of our operations in certain Latin America affiliates are now being accounted for under the equity method.

As a result, equity in earnings (loss) of affiliates increased by $3.7 million in 2002 as compared to 2001 primarily due to us beginning to serve clients from the India facility in the third quarter of 2001.

Other Expense, Net

Other expense, net of other income, decreased $1.7 million in 2002 compared to 2001 mostly because we recorded $1.3 million of losses on disposals of certain assets recognized in 2001.

Income Tax Expense (Benefit)

We recorded income tax expense of $10.4 million in 2002 compared to an income tax benefit of $2.3 million in 2001.

The 2002 income tax expense reflects a $2.3 million deferred income tax expense we recorded in the fourth quarter to increase the valuation allowance on deferred tax assets that were recorded in prior years related to an Asia Pacific subsidiary.

In 2002, income tax expense as a percentage of income before income taxes, minority interest and change in accounting method, excluding the charge in our deferred tax valuation allowance was 39%. The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to net operating losses in certain European and Asia Pacific subsidiaries for which no tax benefit was recognized and U.S. state and local income taxes offset by lower international tax rates in certain jurisdictions.

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

These benefits were offset by a $3.3 million deferred income tax expense we recorded in the second quarter to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom subsidiaries.

2001 Compared to 2000

Revenues

Revenues decreased $39.4 million, or 5.2%, in 2001 compared to 2000. The changes in revenues by geographic region are shown in the following table:

	$	%

	(in millions)

North America	$(3.0)	(0.6%)
Europe	(40.6)	(17.1%)
Asia Pacific	(8.6)	(25.6%)
Latin America	12.8	43.2%

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

In 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 provides services and support for our clients in Japan and we provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded a $3.5 million asset impairment and restructuring charge, or $2.0 million after tax, in 2000.

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

Equity in Earnings (Loss) of Affiliates

We recognized a loss of $0.3 million associated with the operating results of affiliates accounted for under the equity method. This loss was attributed primarily to the establishment of operations in India which did not exist in 2000.

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

These benefits were offset by a $3.3 million deferred income tax expense we recorded to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom subsidiaries.

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

Years Ended December 31,	2002	2001	2000

	(in millions)

Net cash provided by (used in):
Operating activities	$38.1	$48.6	$65.2
Investing activities	(28.5)	(43.8)	(25.9)
Financing activities	3.3	(3.9)	(44.6)

2002

In 2002, cash provided by operating activities came from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $43.9 million and a $2.9 million decrease in trade accounts payable, which were partially offset by a $7.4 million increase in trade accounts receivable and other assets.

In 2002, we used cash for investing activities mostly to purchase $30.4 million of property and equipment. We received $1.5 million from the sale of property and equipment associated with our joint ventures.

In 2002, we received cash from financing activities mostly from borrowings under our credit facility.

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

Effective December 27, 2002, we closed a three-year $50 million revolving credit facility. This new facility replaced our previous $50 million long-term senior secured credit facility which was due to expire in April 2003.

The new credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom. We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes.

At December 31, 2002, we had $44.6 million of available borrowings under the new credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We estimate that our 2003 capital expenditures will range from $25 to $35 million. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 171,800 shares at a total cost of $0.3 million.

Contractual Obligations and Commitments

We have various contractual obligations and commitments that are described in the Notes to Consolidated Financial Statements. We summarize our contractual obligations and commitments at December 31, 2002 in the following table:

Year	Long-Term Debt	Capital Leases	Operating Leases	Purchase * Obligations	Total

	(in thousands)

2003	$5,404	$2,578	$19,263	$—	$27,245
2004	—	1,838	15,992	—	17,830
2005	—	1,021	12,901	—	13,922
2006	100,000	725	10,487	—	111,212
2007	—	662	8,385	—	9,047
Thereafter	—	4,854	21,811	—	26,665

Total	$105,404	$11,678	$88,839	$—	$205,921

* We generally do not make unconditional, non-cancelable purchase commitments. We enter into purchase orders in the normal course of business, but these purchase obligations do not exceed one year.

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

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients' CRM activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe.

Effects of Inflation

Inflation has not had a significant effect on our operations. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

In October 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on the accounting for revenues in transactions that involve multiple deliverables. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance is effective for fiscal years beginning after December 15, 2003, so we expect to adopt the guidance in our financial statements for the quarter ended March 31, 2004. We have not yet determined the impact of this conclusion on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are not expected to have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the year ended December 31, 2002, our average borrowings under our bank credit facility were $2.1 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

The information called for by this item is incorporated by reference from our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements beginning on page F-3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is set forth in the Proxy Statement under the captions "Item 1: Board of Directors and Election" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The information required by this item with respect to executive officers pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, is set forth following Item 4 of Part I of this Form 10-K under the caption "Executive Officers of the Registrant" and in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Proxy Statement under the captions "Annual Compensation," "Benefit Plans," "Option Grants and Holdings," "Compensation Committee Report on Executive Compensation," and "Performance Graph," and is incorporated herein by reference.

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

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

1.
Financial Statements – beginning on page F-1 of this report.

•
Independent Auditors' Report
•
Consolidated Statements of Income (Loss) For The Years Ended December 31, 2002, 2001, and 2000
•
Consolidated Balance Sheets at December 31, 2002 and 2001
•
Consolidated Statements of Stockholders' Equity For The Years Ended December 31, 2002, 2001, and 2000
•
Consolidated Statements of Cash Flows For The Years Ended December 31, 2002, 2001, and 2000
•
Notes to Consolidated Financial Statements

2.
Financial Statement Schedule – beginning on page S-1 of this report.

•
Independent Auditors' Report on the Financial Statement Schedule
•
Schedule II – Valuation and Qualifying Accounts

    Schedules other than Schedule II are omitted as not applicable or not required.

  3.
  Exhibits – required by Item 601 of Regulation S-K:

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (see Exhibit 3.1 to Registration Statement on Form S-1 No. 33-91092).
3.1(a)	Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 No. 333-13403).
3.4	Amended and Restated Bylaws (see Exhibit 3.4 to Registration Statement on Form S-1 No. 33-91092).
3.4(a)	Amended and Restated Bylaws – conformed copy including Amendment No. 1 (see Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 333-28131).
3.4(b)	Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).
3.4(c)	Amendment No. 3 to Amended and Restated Bylaws (see Exhibit 3.1 to the Company's Form 10Q for the quarter ended June 30, 2001).
3.4(d)	Amended and Restated Bylaws – conformed copy including all amendments through March 2, 2001 (see Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 2001).
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
10.3(b)
Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).
10.3(c)	Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(c) to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.4
Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).
10.4(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999).
10.5	SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5 to Registration Statement on Form S-1 No. 33-91092).
10.5(a)	Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5(a) to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.5(b)	Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999).
10.6	SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 333-78241).
10.6(a)	Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-78241).
10.6(b)	Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2000).
10.7	Form of Right of First Refusal (see Exhibit 10.7 to Registration Statement on Form S-1 No. 33-91092).
10.8	Form of Indemnification Agreement with Outside Directors (see Exhibit 10.8 to the Company's Form 10-Q for the quarter ended August 31, 1995).
10.9	Form of Indemnification Agreement with Executive Officers (see Exhibit 10.9 to the Company's Registration Statement on Form S-8 No. 33-99434).
10.10	Amended and Restated SITEL Corporation Employee Stock Purchase Plan (see Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.11*	Loan and Security Agreement with Fleet Capital Corporation individually as Agent.
10.12	Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company's Form 8-K filed March 16, 1998).
10.12(a)	First Supplemental Indenture (see Exhibit 4.2 to the Company's Amendment No. 1 to Form S-4 filed August 21, 1998).
10.12(b)	Registration Rights Agreement (see Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed April 24, 1998).
10.20	2001 Nonemployee Director Compensation Plan.
21*	Subsidiaries.
23*	Independent Auditors' Consent.
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.
(b)
Reports on Form 8-K:
None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation (Registrant)
Date: March 27, 2003	By /s/	James F. Lynch James F. Lynch Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Signature	Title	Date

By	/s/	James F. Lynch James F. Lynch	Chairman of the Board, Chief Executive Officer and Director	March 27, 2003
By	/s/	James E. Stevenson, Jr. James E. Stevenson, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003
By	/s/	Donald J.Vrana Donald J.Vrana	Vice President and Controller (Principal Accounting Officer)	March 27, 2003
By	/s/	Kelvin C. Berens Kelvin C. Berens	Director	March 27, 2003
By	/s/	Rohit M. Desai Rohit M. Desai	Director	March 27, 2003
By	/s/	Mathias J. DeVito Mathias J. DeVito	Director	March 27, 2003
By	/s/	Bill L. Fairfield Bill L. Fairfield	Executive Vice President, Business Development and Director	March 27, 2003
By	/s/	George J. Kubat George J. Kubat	Director	March 27, 2003

CERTIFICATIONS

I, James F. Lynch, certify that:

  1.
  I have reviewed this annual report on Form 10-K of SITEL Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By	/s/ JAMES F. LYNCH James F. Lynch Chief Executive Officer

I, James E. Stevenson, Jr., certify that:

  1.
  I have reviewed this annual report on Form 10-K of SITEL Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By	/s/ JAMES E. STEVENSON, JR. James E. Stevenson, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (see Exhibit 3.1 to Registration Statement on Form S-1 No. 33-91092).
3.1(a)	Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 No. 333-13403).
3.4	Amended and Restated Bylaws (see Exhibit 3.4 to Registration Statement on Form S-1 No. 33-91092).
3.4(a)	Amended and Restated Bylaws – conformed copy including Amendment No. 1 (see Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 333-28131).
3.4(b)	Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).
3.4(c)	Amendment No. 3 to Amended and Restated Bylaws (see Exhibit 3.1 to the Company's Form 10Q for the quarter ended June 30, 2001).
3.4(d)	Amended and Restated Bylaws – conformed copy including all amendments through March 2, 2001 (see Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 2001).
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
10.3(b)
Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).
10.3(c)	Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(c) to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.4
Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (Appendix B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).
10.4(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999).
10.5	SITEL Corporation Executive Wealth Accumulation Plan. (see Exhibit 10.5 to Registration Statement on Form S-1 No. 33-91092).
10.5(a)	Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5(a) to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.5(b)	Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999).

10.6	SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 333-78241).
10.6(a)	Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-78241).
10.6(b)	Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2000).
10.7	Form of Right of First Refusal. (see Exhibit 10.7 to Registration Statement on Form S-1 No. 33-91092).
10.8	Form of Indemnification Agreement with Outside Directors (see Exhibit 10.8 to the Company's Form 10-Q for the quarter ended August 31, 1995).
10.9	Form of Indemnification Agreement with Executive Officers (see Exhibit 10.9 to the Company's Registration Statement on Form S-8 No. 33-99434).
10.10	Amended and Restated SITEL Corporation Employee Stock Purchase Plan (see Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.11*	Loan and Security Agreement with Fleet Capital Corporation individually as Agent.
10.12	Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company's Form 8-K filed March 16, 1998).
10.12(a)	First Supplemental Indenture (see Exhibit 4.2 to the Company's Amendment No. 1 to Form S-4 filed August 21, 1998).
10.12(b)	Registration Rights Agreement (see Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed April 24, 1998).
10.20	2001 Nonemployee Director Compensation Plan.
21*	Subsidiaries.
23*	Independent Auditors' Consent.
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
Financial Statements and Financial Statement Schedule

Independent Auditors' Report

To the Stockholders and Board of Directors
of SITEL Corporation

We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP
KPMG LLP
Baltimore, Maryland January 31, 2003

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended December 31,	2002	2001	2000

	(in thousands, except share data)
Revenues	$770,211	$725,048	$764,447

Operating expenses:
Direct labor and telecommunications expenses	433,456	411,066	398,809
Subcontracted and other services expenses	55,027	36,949	51,452
Operating, selling, and administrative expenses	250,974	260,550	271,890
Asset impairment and restructuring expenses	1,444	26,185	3,520

Total operating expenses	740,901	734,750	725,671

Operating income (loss)	29,310	(9,702)	38,776

Other income (expense):
Interest income	475	924	781
Interest expense	(11,725)	(12,566)	(12,848)
Equity in earnings (loss) of affiliates	3,441	(297)	—
Other expense, net	(636)	(2,309)	(311)

Total other expense, net	(8,445)	(14,248)	(12,378)

Income (loss) before income taxes, minority interest and change in accounting method	20,865	(23,950)	26,398
Income tax expense (benefit)	10,437	(2,317)	12,570
Minority interest	1,812	947	1,087

Income (loss) before change in accounting method	8,616	(22,580)	12,741
Cumulative effect of a change in accounting for goodwill	(18,399)	—	—

Net income (loss)	$(9,783)	$(22,580)	$12,741

Weighted average common shares outstanding:
Basic	74,225	73,424	71,052
Diluted	74,335	73,424	75,201
Earnings per share:
Basic:
Income (loss) before change in accounting method	$0.12	$(0.31)	$0.18
Cumulative effect of a change in accounting for goodwill	(0.25)	—	—

Net income (loss)	$(0.13)	$(0.31)	$0.18

Diluted:
Income (loss) before change in accounting method	$0.12	$(0.31)	$0.17
Cumulative effect of a change in accounting for goodwill	(0.25)	—	—

Net income (loss)	$(0.13)	$(0.31)	$0.17

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

At December 31,	2002	2001

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$34,142	$22,156
Trade accounts receivable (net of allowance for doubtful accounts of $4,011 and $5,208, respectively)	128,643	129,180
Prepaid expenses	7,173	6,200
Deferred income taxes	5,141	6,358
Other assets	8,557	7,133

Total current assets	183,656	171,027

Property and equipment, net	86,883	91,293

Other assets:
Goodwill, net	49,724	73,216
Deferred income taxes	6,191	9,398
Investment in affiliates	17,461	2,277
Other assets	8,062	8,255

Total assets	$351,977	$355,466

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,404	$—
Current portion of capital lease obligations	1,951	2,366
Trade accounts payable	28,612	25,068
Income taxes payable	1,788	4,087
Deferred income taxes	—	717
Accrued wages, salaries and bonuses	28,283	26,014
Accrued operating expenses	30,129	34,953
Deferred revenue and other	6,871	5,145

Total current liabilities	103,038	98,350
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	100,000
Capital lease obligations, excluding current portion	7,307	7,040
Deferred compensation	1,394	1,755
Deferred income taxes	296	533

Total liabilities	212,035	207,678

Minority interests	780	7,748

Commitments and contingencies (see Note 10)
Stockholders' equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,363,431 and 74,357,579 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,706	168,731
Accumulated other comprehensive loss	(17,262)	(26,148)
Retained earnings (accumulated deficit)	(12,193)	(2,369)
Less treasury stock, at cost, 120,663 and 145,396 common shares, respectively	(163)	(248)

Total stockholders' equity	139,162	140,040

Total liabilities and stockholders' equity	$351,977	$355,466

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Years Ended December 31, 2002, 2001, and 2000	Common Stock				Treasury Stock

	(in thousands, except share data)
Balance, December 31, 1999	$68	$165,870	$(12,757)	$7,517	$—	$160,698
Issuance of 3,904,401 shares of common stock for options exercised	4	2,742	—	—	—	2,746
Other	—	28	—	—	—	28
Comprehensive income:
Net income	—	—	—	12,741	—	12,741
Currency translation adjustment	—	—	(6,631)	—	—	(6,631)

Total comprehensive income	—	—	—	—	—	6,110

Balance, December 31, 2000	72	168,640	(19,388)	20,258	—	169,582
Purchase of 171,800 shares of treasury stock	—	—	—	—	(338)	(338)
Issuance of 2,282,350 shares of common stock for options exercised, and 26,404 shares of treasury stock	2	119	—	(47)	90	164
Other	—	(28)	—	—	—	(28)
Comprehensive income:
Net loss	—	—	—	(22,580)	—	(22,580)
Currency translation adjustment	—	—	(6,760)	—	—	(6,760)

Total comprehensive loss	—	—	—	—	—	(29,340)

Balance, December 31, 2001	$74	$168,731	$(26,148)	$(2,369)	$(248)	$140,040
Issuance of 6,000 shares of common stock for options exercised, and 24,733 shares of treasury stock	—	—	—	(41)	85	44
Other	—	(25)	—	—	—	(25)
Comprehensive income:
Net loss	—	—	—	(9,783)	—	(9,783)
Currency translation adjustment	—	—	8,886	—	—	8,886

Total comprehensive loss	—	—	—	—	—	(897)

Balance, December 31, 2002	$74	$168,706	$(17,262)	$(12,193)	$(163)	$139,162

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(9,783)	$(22,580)	$12,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment and restructuring provision	1,444	26,185	3,520
Depreciation and amortization	33,664	39,346	44,132
Loss on disposal of assets	164	1,254	221
Write-off of credit acquisition fees	—	837	—
Impairment of goodwill	18,399	—	—
Provision for deferred income taxes	3,475	(4,164)	7,260
Equity in (earnings) loss of affiliates	(3,441)	297	—
Deferred compensation	(493)	(754)	543
Changes in operating assets and liabilities:
Trade accounts receivable	(5,339)	15,321	11,144
Other assets	(2,111)	5,345	407
Trade accounts payable	2,889	(2,281)	(8,388)
Other liabilities	(740)	(10,197)	(6,385)

Net cash provided by operating activities	38,128	48,609	65,195

Cash flows from investing activities:
Purchases of property and equipment	(30,427)	(40,444)	(33,129)
Proceeds from sales of property and equipment	2,488	55	7,229
Increase in other assets	(523)	(3,384)	—

Net cash used in investing activities	(28,462)	(43,773)	(25,900)

Cash flows from financing activities:
Repayments of notes payable	—	(302)	(6,876)
Borrowings on debt	38,424	73,372	35,000
Repayments of debt	(33,020)	(73,501)	(71,939)
Payments on capital lease obligations	(700)	(3,788)	(3,522)
Common stock issued, net of expenses	—	121	2,746
Purchases of treasury stock, net of reissuances	85	(248)	—
Capital contribution from (distributions to) minority interest	(1,501)	537	—
Other	18	(64)	(46)

Net cash provided by (used in) financing activities	3,306	(3,873)	(44,637)

Effect of exchange rates on cash	(986)	1,296	2,934

Net increase (decrease) in cash	11,986	2,259	(2,408)
Cash and cash equivalents, beginning of year	22,156	19,897	22,305

Cash and cash equivalents, end of year	$34,142	$22,156	$19,897

Other cash flow information:
Interest paid	$10,637	$12,518	$12,836
Income taxes paid	$6,448	$4,012	$5,757
Non-cash investing and financing activities:
Capital leases incurred	$859	$689	$787

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices

Description of Our Business

References in the Notes to Consolidated Financial Statements to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the automotive, consumer products, financial services, insurance, technology, telecommunications, ISP and cable, and utilities sectors.

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

The Equity Method

We use the equity method to report investments where we can exercise significant influence, but cannot exercise control, over the investee's operations and policies, which is generally in situations where we hold a 20% to 50% voting interest. Under the equity method, we report:

•
our interest in the entity as an investment in our Consolidated Balance Sheets, and
•
our percentage share of the earnings from the entity in our Consolidated Statements of Income.

We use the equity method to report the results of our 50% investment in a joint venture in India. As of December 31, 2002 and 2001, the investment in our India joint venture was approximately $5.8 million and $2.3 million, respectively. Furthermore, for the years ended December 31, 2002, 2001 and 2000, the equity in earnings (loss) in our India joint venture was approximately $3.1 million, $(0.3) million and $0, respectively. As of, and for the year ended December 31, 2002, we recognized subcontracted and other services expense of $14.3 million from our India affiliate. Also, as of December 31, 2002, we had accounts payable to our India affiliate of $2.5 million.

As of and for the year ended December 31, 2002, our India joint venture had summarized financial data as follows: Current assets of $8.6 million; non-current assets of $5.0 million; current liabilities of $1.1 million; non-current liabilities of $1.0 million; shareholder's equity of $11.5 million; revenues of $14.3 million; and net income of $6.2 million.

Effective as of October 1, 2002, we also use the equity method to account for our approximately 49% investment in our joint venture with certain Latin America affiliates. Our change in the accounting for these Latin America affiliates resulted from certain revisions in the governance of a joint venture implemented effective October 1, 2002. As of December 31, 2002, the investment in certain Latin America affiliates was approximately $11.7 million and the equity in earnings was approximately $0.3 million. Of the $11.7 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized. We would recognize a loss when there is other than a temporary decline in value of our equity method investments.

Our consolidated revenues no longer include the revenues and costs associated with the joint venture after October 1, 2002. Rather, the results for the three months ended December 31, 2002 are reflected in equity in earnings (loss) of affiliates. Therefore, our earnings per share are not affected. Our 2002 revenues were approximately $10 million lower due to the change in accounting for the joint venture.

The Cost Method

We use the cost method if we hold less than a 20% voting interest in an investment and cannot exercise significant influence over the investee's operations and policies. Under the cost method, we report our investment at cost in our Consolidated Balance Sheets as "Other Assets". We report our $1 million investment in Context Connect, Inc., a provider of fixed line and wireless directory and connectivity services, using this method.

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
$26.6 million at December 31, 2002, and
•
$18.7 million at December 31, 2001.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement:

•
replaced the requirement to amortize goodwill and certain other intangible assets with an annual impairment test, and
•
required an evaluation of the useful lives of intangible assets and an impairment test for goodwill upon adoption.

We adopted the provisions of SFAS No. 142 as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill effective January 1, 2002, which means that we have not recorded any goodwill amortization expense in our Consolidated Statements of Income (Loss) for the year ended December 31, 2002 and we will not record such amortization in future years.

Our goodwill amortization expense was $3.3 million and $3.6 million for the years ended December 31, 2000 and 2001, respectively. Had we adopted the provisions of

SFAS No. 142 on January 1, 2000, our net income (loss) would have been $15,753 and $(19,138) for years ended December 31, 2000 and 2001, respectively.

During 2002, we performed a transitional goodwill impairment review in two phases to determine if the carrying value of goodwill in our Consolidated Balance Sheet at January 1, 2002 was impaired. During the second quarter of 2002, we completed the first phase of the required impairment review, and determined that the goodwill in certain reporting units was impaired at January 1, 2002. We completed the second phase of the transitional impairment review during the fourth quarter of 2002. As a result of these reviews, we have recorded a goodwill impairment loss of $18.4 million as a cumulative effect in the 2002 financial statements. Effective as of October 1, 2002, we completed a further analysis of our goodwill and determined that no additional impairment charges were required.

Asset Impairment

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 effective January 1, 2002. Under this standard, we monitor events and changes in circumstances that may require us to review the carrying value of our long-lived assets. We assess the recoverability of our long-lived assets based on estimated undiscounted future operating cash flows. Our assessment of the recoverability of our long-lived assets will be impacted if estimated future operating cash flows are not achieved. No impairments were recorded in 2002 as a result of SFAS No. 144.

Income (Loss) Per Common Share

We calculate income (loss) per common share by dividing our reported net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income (loss) is used in the computation of both basic and diluted income (loss) per share.

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At December 31, 2002, 2001, and 2000, we had 8.7, 7.7, and 6.1 million options, respectively, which have been excluded from the diluted net income (loss) per share computation because their exercise price exceeds the fair market value.

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

Stock Option Plan

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

We have elected to continue to apply the intrinsic- value-based method of accounting. The following table illustrates the effect on our net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Years Ended December 31,	2002	2001	2000

	(in thousands)

Net income (loss):
As reported	$(9,783)	$(22,580)	$12,741
Pro forma	(12,177)	(24,549)	7,459

Income (loss) per common share:
As reported:
Basic	$(0.13)	$(0.31)	$0.18
Diluted	(0.13)	(0.31)	0.17
Pro forma:
Basic	$(0.16)	$(0.33)	$0.10
Diluted	(0.16)	(0.33)	0.10

Financial Instruments

We estimate that the fair values of cash and cash equivalents, trade accounts receivable, notes payable, trade accounts payable, long-term debt (other than our Senior Subordinated Notes due 2006), and capital lease obligations approximate their carrying values due to the short maturities or other characteristics of these financial instruments. The fair values of our Senior Subordinated Notes, based on market transactions near these dates, were approximately:

•
$92.0 million at December 31, 2002, and
•
$77.0 million at December 31, 2001.

During 2000, we entered into forward exchange contracts designed to manage our exposure to fluctuations in the value of currencies of certain foreign countries where we had foreign-currency denominated short-term intercompany loans. We marked the forward contracts to market, and recognized gains or losses in our Consolidated Statements of Income (Loss) as other income (expense). Such amounts were not material.

Effective January 1, 2001, we adopted Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities, and No. 138, Accounting for Certain Derivative Investments and Certain Hedging Activities, which established accounting standards for derivative instruments and for hedging activities. The adoption of these standards, including the valuation of derivative instruments outstanding on the effective date, and the related cumulative effect of adoption, did not significantly impact our consolidated financial statements. We had no derivative financial instruments at December 31, 2002 or 2001.

Comprehensive Income (Loss)

Comprehensive income (loss) is presented in our Consolidated Statements of Stockholders' Equity. The difference between our reported net income (loss) and comprehensive income (loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive income (loss) included in our Consolidated Balance Sheets at December 31, 2002 and 2001 represents the accumulated foreign currency translation adjustment.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

In October 2002, the EITF reached a consensus on the accounting for revenues in transactions that involve multiple deliverables. The guidance governs how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. This guidance is effective for fiscal years beginning after December 15, 2003, so we expect to adopt the guidance in our financial statements for the quarter ended March 31, 2004. We have not yet determined the impact of this conclusion on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are not expected to have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

Reclassifications

We have reclassified certain prior-period amounts for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

Note 2. Property and Equipment

Property and equipment consists of the following:

At December 31,	2002	2001

	(in thousands)

Computer equipment and software	$116,315	$112,242
Furniture, equipment and other	79,232	69,339
Leasehold improvements	37,339	35,230
Buildings	13,803	11,075
Other	2,851	3,245

	249,540	231,131
Accumulated depreciation	(162,657)	(139,838)

Property and equipment, net	$86,883	$91,293

Note 3. Goodwill

The following represents a summary of changes in our goodwill for the years ended December 31:

	2002	2001	2000

	(in thousands)

Beginning of Year	$73,216	$78,443	$85,258
Amortization	—	(3,650)	(3,289)
Impairment Charge	(18,399)	—	—
Other	(5,093)	(1,567)	(3,526)

End of Year	$49,724	$73,216	$78,443

Other includes the impact of foreign currency translation and, in 2002, also includes the impact of changing our accounting for our joint venture with certain Latin America affiliates.

Note 4. Long-Term Debt

Long-term debt consists of the following:

At December 31,	2002	2001

	(in thousands)
9.25% Senior Subordinated Notes, due March 2006	$100,000	$100,000
Borrowings under long-term revolving credit facilities	5,404	—

	$105,404	100,000
Current portion of long-term debt	(5,404)	—

Total long-term debt	$100,000	$100,000

9.25% Senior Subordinated Notes

In March 1998, we completed the private placement of $100 million of 9.25% Senior Subordinated Notes due March 2006 (the Notes). The proceeds from the offering were used to repay other debt outstanding at that time.

The Notes, which include interest payable semiannually, are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt. The Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries and contain covenants that limit our ability and the ability of these subsidiaries to, among other things:

•
incur additional indebtedness,
•
pay dividends or make certain other restricted payments,
•
consummate certain asset sales,
•
enter into certain transactions with affiliates,

•
incur liens,
•
merge or consolidate with another company, and
•
sell or otherwise dispose of all or substantially all of our assets.

The Notes are redeemable, at our option, in whole or in part at any time. If we redeem the Notes during the twelve-month period commencing on March 15 of the year set forth in the following table, the following redemption prices will be in effect, plus in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage

2003	103.08%
2004	101.54%
2005 and thereafter	100.00%

If we undergo a change of control, as defined, we may be required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase.

Long-Term Revolving Credit Facility

Effective December 27, 2002, we closed a three-year $50 million revolving credit facility. This new facility replaced our previous $50 million long-term senior secured credit facility which was due to expire in April 2003.

The new credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom. We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes.

At December 31, 2002, we had $44.6 million of available borrowings under the new credit facility, and we were in compliance with all financial covenants of the facility. The weighted-average interest rate for this facility was 4.5% at December 31, 2002,

Prior to December 27, 2002, we had a long-term senior secured credit facility, under which we could borrow in U.S. dollars, British pounds sterling, and Euros, which allowed us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility. The weighted-average interest rate for this facility was 4.6% at December 31, 2001.

As a result of an amendment to our previous facility in June 2001, we wrote off $0.8 million of credit acquisition costs.

Maturities of Long-Term Debt

At December 31, 2002, all of our long-term debt was scheduled to mature in 2006.

Note 5. Income Taxes

Components of Pretax Income (Loss)

For financial reporting purposes, income (loss) before income taxes, minority interest and change in accounting method includes the following components:

Years Ended December 31,	2002	2001	2000

	(in thousands)

United States	$10,900	$(11,980)	$16,300
Foreign	9,965	(11,970)	10,098

Total	$20,865	$(23,950)	$26,398

Provision for Income Tax Expense (Benefit)

The components of the provision for income tax expense (benefit) were:

Years Ended December 31,	2002	2001	2000

	(in thousands)

Current:
Federal	$—	$(823)	$902
Foreign	6,597	2,775	3,233
State	365	(105)	1,175

Total current	6,962	1,847	5,310

Deferred:
Federal	1,175	(6,977)	5,111
Foreign	2,205	3,713	2,425
State	95	(900)	(276)

Total deferred	3,475	(4,164)	7,260

Provision for income tax expense (benefit)	$10,437	$(2,317)	$12,570

When applicable, certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to additional paid-in capital, as presented in our Consolidated Statements of Stockholders' Equity.

Deferred Tax Assets and Liabilities

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our Consolidated Balance Sheets:

At December 31,	2002	2001

	(in thousands)

Deferred tax assets:
Accrued compensation and other liabilities	$312	$119
Goodwill	23,366	26,381
Net operating loss and other credit carryforwards	20,839	14,965
Net operating loss carryforwards related to international operations	11,054	8,829
Depreciation timing differences related to international operations	3,445	4,365

Total deferred tax assets	59,016	54,659
Valuation allowance	(43,428)	(38,903)

Net deferred tax assets	15,588	15,756

Deferred tax liabilities:
Leased assets and depreciation	296	533
Other	4,256	717

Total deferred tax liabilities	4,552	1,250

Net deferred tax assets	$11,036	$14,506

During 2001, we recorded a net deferred income tax benefit of $6.0 million resulting from an election to treat certain of our foreign subsidiaries as branches of our U.S. company for U.S. income tax purposes. This benefit was comprised of a $22.9 million deferred income tax asset, resulting from current and future tax-deductible goodwill, net of a $16.9 million valuation allowance.

Based upon our current and historical earnings, management believes that it is more likely than not that we will generate sufficient taxable income to fully realize the benefits of our recorded net deferred tax assets.

Net Operating Loss and Alternative Minimum Tax Credit Carryforwards

At December 31, 2002, we had approximately:

•
$52.7 million in U.S. Federal net operating loss carryforwards, which expire between 2020 and 2022,
•
$40.5 million in foreign net operating loss carryforwards, of which $22.1 million expire between 2003 and 2017 and $18.4 million can be carried forward indefinitely,
•
$0.5 million of U.S. Federal general business credit carryforwards, which expire between 2008 and 2012, and
•
$1.8 million of U.S. Federal alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

Reconciliation of Reported Income Tax Expense (Benefit) to Expected Income Tax Expense

The following table shows the reconciliation between income tax expense reported in our Consolidated Statements of Income (Loss) and the income tax expense that would have resulted from applying the U.S. Federal income tax rate of 35% to pretax income (loss):

Years Ended December 31,	2002	2001	2000

	(in thousands)

Expected Federal income tax expense (benefit)	$7,303	$(8,383)	$9,239
State taxes, net of Federal effect	299	(663)	593
Tax credits	—	(1,611)	—
Goodwill on foreign operations, net of valuation allowance of $16.9 million	—	(5,970)	—
Amortization of goodwill	—	(5,311)	467
Impact of foreign operations, including goodwill	(1,812)	(1,622)	623
Valuation allowance	4,525	20,482	1,602
Other	122	761	46

Total	$10,437	$(2,317)	$12,570

Note 6. Lease Obligations

Capital Leases

We are obligated under various capital leases for property and certain equipment that expire at various dates through 2015. Capitalized leased property and equipment, net of accumulated amortization, included in property and equipment was approximately:

•
$8.5 million at December 31, 2002 and
•
$9.1 million at December 31, 2001.

Operating Leases

We also lease property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2015. Certain leases of real property provide options to extend the lease terms. Rent expense was approximately:

•
$20.0 million in 2002
•
$19.6 million in 2001, and
•
$23.9 million in 2000.

Future Minimum Lease Payments

At December 31, 2002, our future minimum payments under capital and operating leases were as follows:

	Capital Leases	Operating Leases
Year

	(in thousands)

2003	$2,578	$19,263
2004	1,838	15,992
2005	1,021	12,901
2006	725	10,487
2007	662	8,385
Thereafter	4,854	21,811

	$11,678	$88,839

Amount representing interest	(2,420)

Net	$9,258

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

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 2002, there were approximately 1.5 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of December 31, 2002, options granted under these plans aggregating 3,351,816 remained outstanding. The last of these options will expire on February 1, 2009. We granted these options at prices ranging from $2.34 to $19.50. We will not grant additional options under these plans. The following table sets forth shares subject to options:

		Weighted- Average Exercise Price per Share
	Number of Options
Year

Balance January 1, 2000	13,845,952	$2.40
Granted	2,170,670	6.08
Exercised	(3,904,401)	0.69
Canceled	(1,815,421)	3.69

Balance December 31, 2000	10,296,800	3.64
Granted	2,007,055	2.51
Exercised	(2,276,618)	0.05
Canceled	(2,376,352)	4.44

Balance, December 31, 2001	7,650,885	4.17
Granted	2,628,932	2.76
Exercised	(6,000)	2.66
Canceled	(1,468,536)	3.57

Balance, December 31, 2002	8,805,281	$3.83

Also under the 1999 Plan, we have issued approximately 42,000 phantom stock units in connection with the 2001 Nonemployee Director Compensation Plan. The units are to be settled in stock when the individuals cease to be directors.

The options exercisable at the end of each period were:

		Weighted- Average Exercise Price per Share
	Number of Options
Year

December 31, 2000	3,712,703	$1.93
December 31, 2001	1,876,480	$4.92
December 31, 2002	2,611,204	$4.77

The following table summarizes stock options outstanding at December 31, 2002:

		Weighted- Average Remaining Life	Weighted- Average Exercise Price
Range of Exercise Prices	Number Outstanding

$1.75	222,102	8.5	$1.75
$1.76 to $2.64	492,176	8.1	$2.43
$2.65 to $3.98	5,662,237	7.3	$3.05
$3.99 to $5.99	1,436,734	6.4	$4.71
$6.00 to $9.00	702,140	6.8	$6.68
$9.01 to $13.52	209,782	5.1	$9.81
$13.53 to $19.50	80,110	4.1	$16.89

The following table summarizes stock options exercisable at December 31, 2002:

		Weighted- Average Exercise Price
Range of Exercise Prices	Number Exercisable

$1.75	44,420	$1.75
$1.76 to $2.64	89,088	$2.44
$2.65 to $3.98	1,102,295	$3.26
$3.99 to $5.99	845,229	$4.62
$6.00 to $9.00	310,172	$6.69
$9.01 to $13.52	160,000	$9.75
$13.53 to $19.50	60,000	$17.35

The per share weighted-average fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

	Volatility Factor	Risk-Free Interest Rate	Expected Life (Years)
Year

2002	69.2%	2.0%	5.0
2001	77.5%	3.7%	8.9
2000	100.7%	6.5%	6.5

The per share weighted-average fair value of stock options granted was:

•
$1.61 in 2002,
•
$1.83 in 2001, and
•
$5.07 in 2000.

Employee Stock Purchase Plan (ESPP)

During 1998, we implemented an ESPP which enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. We have not recognized any compensation expense in connection with this plan. Total purchases and shares purchased under the ESPP were:

•
$165,131 and 77,052 shares for 2002,
•
$188,535 and 92,777 shares for 2001, and
•
$193,384 and 35,401 shares for 2000.

Note 8. Benefit Plans

We sponsor a 401(k) plan, which covers substantially all domestic employees who are 18 years of age with 6 months or more of service. Participants may elect to contribute 1% to 17% of compensation. We may elect to make a year-end contribution to the 401(k) plan. We did not contribute to the plan in 2002, 2001, or 2000.

We also make contributions to certain executive and other employee personal retirement programs, primarily in Europe. We contributed the following amounts to those plans:

•
$1.0 million in 2002,
•
$1.2 million in 2001, and
•
$1.1 million in 2000.

We also sponsor a deferred compensation plan for certain executive employees who elect to contribute to the plan. We may voluntarily match all or a portion of the participants' contributions. Participants are 100% vested in their contributions and our contributions vest over a 15-year period. We did not contribute to the plan in 2002, 2001, or 2000.

Note 9. Segment Data

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

Revenues are primarily attributed to countries based upon the location where the services are performed.

Following are summaries of our revenues and long-lived assets by geographic area:

Years Ended December 31,	2002	2001	2000

	(in thousands)

Revenue:
United States	$424,746	$426,979	$441,035
United Kingdom	74,728	64,315	91,222
Spain	43,298	37,247	53,943
Other foreign countries	227,439	196,507	178,247

Total revenues	$770,211	$725,048	$764,447

At December 31,	2002	2001

	(in thousands)

Long-lived assets:
United States	$54,634	$60,002
United Kingdom	19,926	24,900
Spain	13,501	23,409
Other foreign countries	62,799	66,730

Total long-lived assets	$150,860	$175,041

Major Clients

The combined total revenue of multiple independently managed business units of General Motors Corporation with operations primarily in the United States totaled:

•
23.5% of our revenues for the year ended December 31, 2002.
•
25.4% of our revenues for the year ended December 31, 2001, and
•
20.2% of our revenues for the year ended December 31, 2000.

Note 10. Contingencies

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but management believes, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

One of our clients has received letters from time to time containing an offer to license and suggesting that the client might be infringing certain patents related to computerized telephonic voice response systems without the license. The client has indicated that if any infringement occurred the client would seek contractual indemnity from us. In such an event, we would expect to seek contractual indemnity from certain of our vendors. Any such contractual indemnity we might obtain likely would not be sufficient to cover all of the costs of investigating and resolving such matter. We might also seek a license under the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing. To our knowledge, no litigation has been initiated against our client or us concerning this matter. At this stage, due to the inherent uncertainties, we are unable to predict whether this matter may have a material adverse effect on our business or on our financial condition or results of operation.

Note 11. Asset Impairment and Restructuring Expenses

2002

During 2002, in connection with the restructuring plan announced in 2001, we recorded additional restructuring expense in the amount of $1.4 million associated with the write-off of contact center operations and corporate support services identified in 2001.

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

•
$23.8 million of asset impairment and restructuring charges in the second quarter of 2001, or $22.1 million after tax,
•
$2.4 million of additional charges related to the plan in the third quarter of 2001, and
•
$1.4 million of additional charges related to the plan in the third quarter of 2002, or $0.9 million after tax.

Approximately $18.3 million of these charges are liabilities that we have paid or will pay in cash. At December 31, 2002, we had paid approximately $11.3 million of the liabilities of which $4.5 million was paid during 2002. We have classified the remaining $7.0 million of unpaid liabilities as accrued operating expenses in our December 31, 2002 Consolidated Balance Sheet. The 2001 charges also included $9.3 million of asset write-downs that we recorded as a reduction of fixed assets.

We summarize the components of the restructuring charges that we recorded as asset impairment and restructuring expenses in 2001 and 2002 in the following tables:

	Second Quarter 2001	Third Quarter 2001	Third Quarter 2002	Adjust- ments	Total Expense

	(in millions)

Severance	$5.3	$0.1	$0.1	$(0.4)	$5.1
Facility closure or reduction	9.1	1.3	1.3	0.6	12.3
Other	0.7	0.1	—	0.1	0.9

Subtotal	15.1	1.5	1.4	0.3	18.3
Asset write-downs	8.7	0.9	—	(0.3)	9.3

Total	$23.8	$2.4	$1.4	$—	$27.6

We summarize the components of the accrued operating expenses in our Consolidated Balance Sheets in the following table:

	Accrual Balance December 31, 2001	Expensed in 2002	Paid in 2002	Adjust- ments	Accrual Balance December 31, 2002

	(in millions)

Severance	$0.9	$0.1	$(0.9)	$0.2	$0.3
Facility closure or reduction	8.5	1.3	(3.4)	—	6.4
Other	0.7	—	(0.2)	(0.2)	0.3

Total	$10.1	$1.4	$(4.5)	$—	$7.0

2000

In 2000, we formed a strategic partnership with Bellsystem24, Inc., Japan's largest comprehensive marketing agency. Under the terms of the partnership, Bellsystem24 will provide services and support for our clients in Japan and we will provide services and support for Bellsystem24's clients in the United States. In connection with the formation of the partnership, we restructured our operations in Japan and transferred our existing Japanese business to Bellsystem24. In connection with this restructuring, we recorded $3.5 million of asset impairment and restructuring expenses which included a $3.3 million loss on the sale of the assets and the transfer of the business, and $0.2 million of severance for 12 employees.

Note 12. Shareholder Rights Plan

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

•
Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001, and 2000,
•
Condensed Consolidating Balance Sheets at December 31, 2002 and 2001, and
•
Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Year Ended December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Revenues	$382,923	$41,788	$350,350	$(4,850)	$770,211

Operating expenses:
Direct labor and telecommunications expenses	202,625	23,407	207,424	—	433,456
Subcontracted and other services expenses	49,236	2,881	7,227	(4,317)	55,027
Operating, selling, and administrative expenses	115,752	11,118	124,637	(533)	250,974
Asset impairment and restructuring expenses	1,495	—	(51)	—	1,444

Total operating expenses	369,108	37,406	339,237	(4,850)	740,901

Operating income	13,815	4,382	11,113	—	29,310

Other income (expense):
Equity in earnings (losses) of subsidiaries and affiliates	(13,897)	(19,171)	3,441	33,068	3,441
Interest income (expense), net	(10,335)	91	(1,006)	—	(11,250)
Other income (expense), net	3,423	801	(4,860)	—	(636)

Total other income (expense)	(20,809)	(18,279)	(2,425)	33,068	(8,445)

Income (loss) before income taxes, minority interest and change in accounting method	(6,994)	(13,897)	8,688	33,068	20,865
Income tax expense (benefit)	2,789	—	7,648	—	10,437
Minority interest	—	—	1,812	—	1,812

Income (loss) before change in accounting method	(9,783)	(13,897)	(772)	33,068	8,616
Cumulative effect of a change in accounting for goodwill	—	—	(18,399)	—	(18,399)

Net income (loss)	$(9,783)	$(13,897)	$(19,171)	$33,068	$(9,783)

Currency translation adjustment	8,886	1,860	726	(2,586)	8,886

Comprehensive income (loss)	$(897)	$(12,037)	$(18,445)	$30,482	$(897)

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Year Ended December 31, 2001	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Revenues	$390,322	$40,669	$297,481	$(3,424)	$725,048

Operating expenses:
Direct labor and telecommunications expenses	220,455	22,688	167,923	—	411,066
Subcontracted and other services expenses	29,621	2,193	5,135	—	36,949
Operating, selling, and administrative expenses	127,841	11,839	124,294	(3,424)	260,550
Asset impairment and restructuring expenses	12,922	25	13,238	—	26,185

Total operating expenses	390,839	36,745	310,590	(3,424)	734,750

Operating income (loss)	(517)	3,924	(13,109)	—	(9,702)

Other income (expense):
Equity in earnings (losses) of subsidiaries and affiliates	(21,445)	(23,949)	(297)	45,394	(297)
Interest income (expense), net	(10,979)	80	(743)	—	(11,642)
Other income (expense), net	56	—	(2,365)	—	(2,309)

Total other income (expense)	(32,368)	(23,869)	(3,405)	45,394	(14,248)

Income (loss) before income taxes and minority interest	(32,885)	(19,945)	(16,514)	45,394	(23,950)
Income tax expense (benefit)	(10,305)	1,500	6,488	—	(2,317)
Minority interest	—	—	947	—	947

Net income (loss)	$(22,580)	$(21,445)	$(23,949)	$45,394	$(22,580)

Currency translation adjustment	(6,760)	(4,800)	(5,678)	10,478	(6,760)

Comprehensive income (loss)	$(29,340)	$(26,245)	$(29,627)	$55,872	$(29,340)

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Year Ended December 31, 2000	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Revenues	$407,576	$33,459	$324,560	$(1,148)	$764,447

Operating expenses:
Direct labor and telecommunications expenses	206,683	16,564	175,562	—	398,809
Subcontracted and other services expenses	39,855	2,836	8,761	—	51,452
Operating, selling, and administrative expenses	134,104	10,554	128,380	(1,148)	271,890
Asset impairment and restructuring expenses	2,019	—	1,501	—	3,520

Total operating expenses	382,661	29,954	314,204	(1,148)	725,671

Operating income	24,915	3,505	10,356	—	38,776

Other income (expense):
Equity in earnings (losses) of subsidiaries	4,804	2,343	—	(7,147)	—
Intercompany charges	1,302	429	(1,731)	—	—
Interest expense, net	(10,831)	(130)	(1,106)	—	(12,067)
Other income (expense), net	(1,862)	(17)	1,568	—	(311)

Total other income (expense)	(6,587)	2,625	(1,269)	(7,147)	(12,378)

Income (loss) before income taxes and minority interest	18,328	6,130	9,087	(7,147)	26,398
Income tax expense	5,587	1,326	5,657	—	12,570
Minority interest	—	—	1,087	—	1,087

Net income (loss)	$12,741	$4,804	$2,343	$(7,147)	$12,741

Currency translation adjustment	(6,631)	(4,210)	(5,055)	9,265	(6,631)

Comprehensive income (loss)	$6,110	$594	$(2,712)	$2,118	$6,110

Condensed Consolidating Balance Sheet

Year Ended December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,615	$2,855	$14,672	$—	$34,142
Trade accounts receivable, net	90,679	21,512	69,062	(52,610)	128,643
Prepaid expenses and other current assets	6,954	138	13,779	—	20,871

Total current assets	114,248	24,505	97,513	(52,610)	183,656

Property and equipment, net	25,768	1,875	59,240	—	86,883

Other assets:
Goodwill, net	19,576	—	30,148	—	49,724
Deferred income taxes	6,100	—	91	—	6,191
Investments in affiliates	—	—	17,461		17,461
Other assets	7,205	70	787	—	8,062
Investments in subsidiaries	123,826	100,588	—	(224,414)	—

Total assets	$296,723	$127,038	$205,240	$(277,024)	$351,977

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,404	$—	$—	$—	$5,404
Current portion of capital lease obligations	1,065	—	886	—	1,951
Trade accounts payable	11,835	890	68,118	(52,231)	28,612
Accrued expenses and other current liabilities	29,271	2,322	35,936	(458)	67,071

Total current liabilities	47,575	3,212	104,940	(52,689)	103,038
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	520	—	6,787	—	7,307
Deferred compensation	1,394	—	—	—	1,394
Deferred income taxes	—	—	296	—	296

Total liabilities	149,489	3,212	112,023	(52,689)	212,035

Minority interests	—	—	780	—	780

Stockholders' equity	147,234	123,826	92,437	(224,335)	139,162

Total liabilities and stockholders' equity	$296,723	$127,038	$205,240	$(277,024)	$351,977

Condensed Consolidating Balance Sheet

Year Ended December 31, 2001	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$6,814	$2,202	$13,140	$—	$22,156
Trade accounts receivable, net	90,744	18,147	65,270	(44,981)	129,180
Prepaid expenses and other current assets	8,237	13	11,441	—	19,691

Total current assets	105,795	20,362	89,851	(44,981)	171,027

Property and equipment, net	31,729	2,266	57,298	—	91,293

Other assets:
Goodwill, net	19,576	—	53,640	—	73,216
Deferred income taxes	6,099	—	3,299	—	9,398
Investments in affiliates	—	—	2,277	—	2,277
Other assets	7,771	72	412	—	8,255
Investments in subsidiaries	127,978	110,511	—	(238,489)	—

Total assets	$298,948	$133,211	$206,777	$(283,470)	$355,466

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$1,668	$—	$698	$—	$2,366
Trade accounts payable	15,980	3,745	50,324	(44,981)	25,068
Accrued expenses and other current liabilities	30,345	1,488	39,083	—	70,916

Total current liabilities	47,993	5,233	90,105	(44,981)	98,350
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	1,412	—	5,628	—	7,040
Deferred compensation	1,755	—	—	—	1,755
Deferred income taxes	—	—	533	—	533

Total liabilities	151,160	5,233	96,266	(44,981)	207,678

Minority interests	—	—	7,748	—	7,748

Stockholders' equity	147,788	127,978	102,763	(238,489)	140,040

Total liabilities and stockholders' equity	$298,948	$133,211	$206,777	$(283,470)	$355,466

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)
Net cash provided by operating activities	$8,795	$10,276	$19,057	$—	$38,128

Cash flows from investing activities:
Investments in subsidiaries	(107)	(9,104)	—	9,211	—
Purchases of property and equipment	(7,330)	(626)	(22,471)	—	(30,427)
Proceeds from sales of property and equipment		—	2,488	—	2,488
Increase in other assets	(527)	—	4	—	(523)

Net cash provided by (used in) investing activities	(7,964)	(9,730)	(19,979)	9,211	(28,462)

Cash flows from financing activities:
Borrowings on debt	36,259	—	2,165	—	38,424
Repayments of debt and capital lease obligations	(31,756)	—	(1,964)	—	(33,720)
Net capital contribution from parent	—	107	9,104	(9,211)	—
Net borrowings and payments on intercompany balances	4,383	—	(4,383)	—	—
Purchases of treasury stock, net of reissuances	85	—	—	—	85
Capital contribution from (distribution to) minority interest	—	—	(1,501)	—	(1,501)
Other	—	—	18	—	18

Net cash provided by (used in) financing activities	8,971	107	3,439	(9,211)	3,306

Effect of exchange rates on cash	—	—	(986)	—	(986)

Net increase in cash	9,802	653	1,531	—	11,986
Cash and cash equivalents, beginning of period	6,814	2,202	13,140	—	22,156

Cash and equivalents, end of period	$16,616	$2,855	$14,671	$—	$34,142

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2001	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Net cash provided by operating activities	$21,455	$10,253	$16,901	$—	$48,609

Cash flows from investing activities:
Investments in subsidiaries	2,251	(7,285)	—	5,034	—
Purchases of property and equipment	(7,330)	(245)	(32,869)	—	(40,444)
Proceeds from sales of property and equipment	15	—	40	—	55
Increase in other assets	(850)	—	(2,534)	—	(3,384)

Net cash provided by (used in) investing activities	(5,914)	(7,530)	(35,363)	5,034	(43,773)

Cash flows from financing activities:
Repayments of notes payable	—	—	(302)	—	(302)
Borrowings on debt	52,500	—	20,872	—	73,372
Repayments of debt and capital lease obligations	(55,143)	—	(22,146)	—	(77,289)
Net capital contribution from parent	—	(2,251)	7,285	(5,034)	—
Net borrowings and payments on intercompany balances	(10,927)	—	10,927	—	—
Common stock issued, net of expenses	121	—	—	—	121
Purchases of treasury stock, net of reissuances	(248)	—	—	—	(248)
Capital contribution from minority interest	—	—	537	—	537
Other	—	—	(64)	—	(64)

Net cash provided by (used in) financing activities	(13,697)	(2,251)	17,109	(5,034)	(3,873)

Effect of exchange rates on cash	—	—	1,296	—	1,296

Net increase (decrease) in cash	1,844	472	(57)	—	2,259
Cash and cash equivalents, beginning of period	4,970	1,730	13,197	—	19,897

Cash and equivalents, end of period	$6,814	$2,202	$13,140	$—	$22,156

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2000	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Net cash provided by operating activities	$46,334	$7,329	$11,532	$—	$65,195

Cash flows from investing activities:
Investments in subsidiaries	5,739	(965)	—	(4,774)	—
Purchases of property and equipment	(18,358)	(997)	(13,774)	—	(33,129)
Proceeds from sales of property and equipment	10	—	7,219	—	7,229

Net cash used in investing activities	(12,609)	(1,962)	(6,555)	(4,774)	(25,900)

Cash flows from financing activities:
Repayments of notes payable	—	—	(6,876)	—	(6,876)
Borrowings on debt	35,000	—	—	—	35,000
Repayments of debt and capital lease obligations	(66,687)	—	(8,774)	—	(75,461)
Net capital contribution from parent	—	(5,739)	965	4,774	—
Net borrowings and payments on intercompany balances	(7,245)	—	7,245	—	—
Common stock issued, net of expenses	2,746	—	—	—	2,746
Other	(46)	—	—	—	(46)

Net cash provided by (used in) financing activities	(36,232)	(5,739)	(7,440)	4,774	(44,637)

Effect of exchange rates on cash	—	—	2,934	—	2,934

Net increase (decrease) in cash	(2,507)	(372)	471	—	(2,408)
Cash and cash equivalents, beginning of period	7,477	2,102	12,726	—	22,305

Cash and equivalents, end of period	$4,970	$1,730	$13,197	$—	$19,897

Note 14. Quarterly Financial Data (Unaudited)

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

2002 Quarterly Data

Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Revenues	$193,032	$196,747	$190,670	$189,762
Operating income	7,663	8,863	2,632	10,152
Net income *	2,738	3,511	17	2,350
Income percommon share:
Basic	$0.04	$0.05	$0.00	$0.03
Diluted	0.04	0.05	0.00	0.03

* Net income excludes impairment charge of $18.4 million related to change in accounting method of accounting for goodwill.

Third quarter results include $1.4 million of asset impairment and restructuring charges, as discussed in Note 11.

Fourth quarter results include a $2.3 million valuation allowance on Asia Pacific deferred tax assets.

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

Second quarter results include the following items:

•
$23.8 million, or $22.1 million after tax, of asset impairment and restructuring charges, as discussed in Note 11,
•
$1.3 million, or $0.8 million after tax, of losses on disposals of fixed assets, and
•
a $3.3 million valuation allowance on U.K. deferred tax assets.

Third quarter results include the following items:

•
$2.4 million of asset impairment and restructuring charges, as discussed in Note 11,
•
a $0.8 million charge to write off deferred credit acquisition costs in connection with the amendment of our credit facility, as discussed in Note 4, and
•
a $3.8 million increase in the allowance for deferred tax assets.

The sum of the quarterly amounts may not equal the totals for the year due to the effects of rounding.

Independent Auditors' Report on the Financial Statement Schedule

To the Stockholders and Board of Directors
of SITEL Corporation

Under date of January 31, 2003, we reported on the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP
KPMG LLP

Baltimore, Maryland
January 31, 2003

S-1

SITEL CORPORATION AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	Deductions (describe)		Balance at end of period
			(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$5,208	$523	$—	$(1,720	) (a)(b)	$4,011
Year ended December 31, 2001	$6,456	$2,585	$—	$(3,833	) (a)	$5,208
Year ended December 31, 2000	$5,622	$1,668	$—	$(834	) (a)	$6,456
(a)
Represents principally net amounts charged off as uncollectible.
(b)
Includes $650,000 reduction in allowance for bad debt related to Latin America joint venture restructuring which resulted in the balance sheets of certain Latin America affiliates no longer being included in consolidated financials.

See accompanying Independent Auditors' Report on the Financial Statement Schedule.

S-2

QuickLinks

SITEL CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
SITEL CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS Financial Statements and Financial Statement Schedule
Independent Auditors' Report
SITEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS)
SITEL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SITEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SITEL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SITEL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Valuation and Qualifying Accounts