Form 10-Q
period 2003-03-31
SITEL CORP
filed 2003-05-15
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒     NO  ☐

COMMON STOCK, $.001 PAR VALUE – 74,363,431 SHARES OUTSTANDING AS OF APRIL 30, 2003

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1 –	Financial Statements

Consolidated Condensed Statements of Income (Loss)
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
General Business Risks, Critical Accounting Policies and Estimates
Results of Operations
Financial Condition and Liquidity
Other Matters

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk

Item 4 –	Controls and Procedures

PART II –Other Information

Item 1 –	Legal Proceedings

Item 5 –	Other Information

Item 6 –	Exhibits and Reports on Form 8-K

Signature

Certifications

Exhibit Index

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Revenues	$194,095	$193,032

Operating expenses:
Direct labor and telecommunications expenses	110,772	112,016
Subcontracted and other services expenses	13,649	11,593
Operating, selling and administrative expenses	65,676	61,760
Asset impairment and restructuring expenses	796	—
Total operating expenses	190,893	185,369

Operating income	3,202	7,663

Other income (expense):
Interest expense, net	(2,724)	(2,731)
Equity in earnings of affiliates	618	335
Other expense, net	(659)	(188)
Total other expense, net	(2,765)	(2,584)

Income before income taxes, minority interest and change in accounting method	437	5,079

Income tax expense	170	1,981
Minority interest	206	360
Income before change in accounting method	61	2,738

Cumulative effect of a change in accounting for goodwill	—	(18,399)
Net income (loss)	$61	$(15,661)

Weighted average common shares outstanding:
Basic	74,258	74,218
Diluted	74,258	74,313

Earnings per share:

Basic:
Income before change in accounting method	$0.00	$0.04
Cumulative effect of change in accounting for goodwill	0.00	(0.25)
Net income (loss)	$0.00	$(0.21)

Diluted:
Income before change in accounting method	$0.00	$0.04
Cumulative effect of change in accounting for goodwill	0.00	(0.25)
Net income (loss)	$0.00	$(0.21)

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,249	$34,142
Trade accounts receivable (net of allowance for doubtful accounts of $3,625 and $4,011, respectively)	125,623	128,643
Prepaid expenses	10,125	7,173
Deferred income taxes	5,156	5,141
Other assets	5,947	8,557
Total current assets	183,100	183,656

Property and equipment, net	85,302	86,883

Other assets:
Goodwill, net	50,689	49,724
Deferred income taxes	6,188	6,191
Investment in affiliates	19,814	18,461
Other assets	6,815	7,062
Total assets	$351,908	$351,977

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,458	$5,404
Current portion of capital lease obligations	2,106	1,951
Trade accounts payable	27,471	28,612
Income taxes payable	—	1,788
Accrued wages, salaries and bonuses	32,042	28,283
Accrued operating expenses	28,413	30,129
Deferred revenue and other	6,507	6,871
Total current liabilities	98,997	103,038
Long-term debt and other liabilities:
Long-term debt	100,000	100,000
Capital lease obligations, excluding current portion	7,966	7,307
Deferred compensation	1,503	1,394
Deferred income taxes	311	296
Total liabilities	208,777	212,035

Minority interests	986	780
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,363,431 and 74,363,431 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,712	168,706
Accumulated other comprehensive loss	(14,364)	(17,262)
Accumulated deficit	(12,171)	(12,193)
Less treasury stock, at cost, 99,567 and 120,663 common shares, respectively	(106)	(163)

Total stockholders’ equity	142,145	139,162
Total liabilities and stockholders’ equity	$351,908	$351,977

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$61	$(15,661)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Cumulative effect of change in accounting method	—	18,399
Asset impairment and restructuring provision	796	—
Depreciation and amortization	8,809	8,420
Loss on disposal of assets	—	36
Provision for deferred income taxes	(3)	1,363
Equity in earnings of affiliates	(618)	(335)
Impairment of equity investments	500	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,268	(14,918)
Other assets	1,311	(468)
Trade accounts payable	831	1,857
Other liabilities	(2,900)	3,360
Net cash flows from operating activities	12,055	2,053

Cash flows from investing activities:
Purchases of property and equipment	(5,272)	(8,546)
Investment in affiliates	(1,000)	—
Net cash flows from investing activities	(6,272)	(8,546)

Cash flows from financing activities:
Borrowings on debt	2,458	13,500
Repayments of debt	(5,404)	(13,500)
Repayments of capital lease obligations	(219)	(639)
Treasury stock reissuances	57	30
Net cash flows from financing activities	(3,108)	(609)
Effect of exchange rates on cash	(568)	(624)
Net increase (decrease) in cash	2,107	(7,726)
Cash and cash equivalents, beginning of period	34,142	22,156
Cash and cash equivalents, end of period	$36,249	$14,430

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Consolidation and Presentation

General

References in the Notes to Consolidated Financial Statements to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the automotive, consumer products, financial services, insurance, telecommunications, ISP and cable, and utilities sectors.

The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We recorded a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted SFAS 146 on January 1, 2003. See Note 4 to the consolidated condensed financial statements for disclosure of asset impairment and restructuring expenses recorded during the three months ended March 31, 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123 (SFAS 148). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The required disclosures under SFAS 148 are included in  Note 6 to these condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies July 1, 2003 for existing arrangements. The application of FIN 46 is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 is not expected to have a material effect on our consolidated financial statements.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$61	$(15,661)
Other comprehensive income (loss):
Currency translation adjustment	2,898	(2,939)
Comprehensive income (loss)	$2,959	$(18,600)

Note 3. Goodwill

As of January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and we ceased amortizing goodwill, including equity method goodwill, beginning January 1, 2002.  SFAS No. 142 also required the Company to complete a transitional impairment analysis of the Company’s goodwill based upon the estimated fair values of the Company’s goodwill as of January 1, 2002.  The Company completed the transitional impairment analysis prior to the issuance of the annual 2002 consolidated financial statements and, as a result, recorded a goodwill impairment loss of $18.4 million (net of tax).  The transitional impairment loss was recorded as a cumulative effect of an accounting change as of January 1, 2002, in the annual 2002 consolidated financial statements.  The accompanying consolidated condensed March 31, 2002 statements of income (loss) and cash flows have been restated to include the January 1, 2002 impairment charge.

At least annually or more frequently as changes in circumstances indicate, we will evaluate the estimated fair value of our goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we will be required to take additional goodwill impairment charges. We are required to make certain assumptions and estimates regarding the fair value of goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses.

Note 4.  Asset Impairment and Restructuring Expenses

As a result of certain client contract negotiations that concluded during the three months ended March 31, 2003, we have re-assessed our facilities requirements and determined that a certain facility subject to an operating lease is no longer needed. As a result, we have recorded asset impairment and restructuring expenses of $0.8 million during the three months ended March 31, 2003 related to the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million for scheduled payments of operating leases for which we will receive no future economic benefit. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. The facility was abandoned prior to  March 31, 2003.

The additional remaining asset impairment and restructuring accruals relate to previous restructurings in conjunction with our plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability, which was announced in June 2001.

We summarize the components of the accrued restructuring  expenses recorded in our condensed consolidated balance sheet in the following table:

	Accrual Balance December 31, 2002	Expensed in 2003	Paid in 2003	Accrual Balance March 31, 2003
	(in millions)

Severance	$0.3	$—	$—	$0.3
Facility closure or reduction	6.4	0.4	(0.8)	6.0
Other	0.3	—	(0.1)	0.2
Total	$7.0	$0.4	$(0.9)	$6.5

Note 5. Investments in Affiliates

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies. These investments are included in investments in affiliates in the consolidated condensed balance sheet. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. We also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, we determined that an other-than-temporary impairment existed for one of our investments. Impairment charges of $0.5 million have been recorded in other income (expense), net in the condensed consolidated statement of income (loss) to record this investment at fair value.

Subcontracted expenses for services provided by our India joint venture for the three months ended March 31, 2003 were $3.4 million of which $2.3 million was payable at March 31, 2003 and is included in trade accounts payable in the accompanying consolidated condensed balance sheet.

Note 6. Stock-Based Compensation

We provide stock option awards to our employees and directors as an integral component of our compensation plan.  Vesting terms may vary by grant and by plan, and the maximum term of stock options is limited by governing plan documents.  Option prices are set at the fair value of our common stock on the date of grant.  Consequently, under the intrinsic value method of accounting, we do not record any compensation expense for the grants of stock options to employees or directors.

Generally accepted accounting principles provide an alternative method of measuring and recognizing employee compensation expense for stock options to the intrinsic value method.  The alternative method (“fair value”) requires an estimate of the fair value of the stock options granted to employees and directors at the date of grant using a valuation model, with the recognition of expense occurring over the vesting period of the options.  Had the fair value method of accounting been used in the preparation of the accompanying consolidated condensed financial statements, the effects on net income (loss) and earnings per share as reported would be as follows:

Three Months Ended March 31,	2003	2002
	(in thousands)
Net income (loss):
As reported	$61	$(15,661)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(348)	(599)
Pro forma	$(287)	$(16,260)

Income (loss) per common share:
As reported:
Basic	$0.00	$(0.21)
Diluted	0.00	(0.21)
Pro forma:
Basic	0.00	(0.22)
Diluted	0.00	(0.22)

The per share weighted-average fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

• Volatility factor	69.2%
• Risk-Free interest rate	2%
• Expected life	5 years

Note 7. Contingencies

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

Note 8. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•	Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2003 and 2002,
•	Condensed Consolidating Balance Sheets at March 31, 2003 and December 31, 2002, and
•	Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2003 and 2002.

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended March 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$87,530	$11,782	$96,331	$(1,548)	$194,095

Operating expenses:
Direct labor and telecommunications expenses	46,876	5,902	57,994	—	110,772
Subcontracted and other services expenses	11,610	672	1,367	—	13,649
Operating, selling and administrative expenses	29,283	2,787	35,154	(1,548)	65,676
Asset impairment and restructuring expenses	—	—	796	—	796
Total operating expenses	87,769	9,361	95,311	(1,548)	190,893

Operating income (loss)	(239)	2,421	1,020	—	3,202

Other income (expense):
Interest expense, net	(2,538)	(5)	(181)	—	(2,724)
Equity in earnings of affiliates	2,233	(17)	618	(2,216)	618
Other expense, net	605	(166)	(1,098)	—	(659)
Total other expense, net	300	(188)	(661)	(2,216)	(2,765)

Income before income taxes, minority interest and change in accounting method	61	2,233	359	(2,216)	437

Income tax expense	—	—	170	—	170
Minority interest	—	—	206	—	206
Income before change in accounting method	61	2,233	(17)	(2,216)	61

Cumulative effect of a change in accounting	—	—	—	—	—
Net income (loss)	$61	$2,233	$(17)	$(2,216)	$61

Currency translation adjustment	2,898	48	3,028	(3,076)	2,898
Comprehensive income (loss)	$2,959	$2,281	$3,011	$(5,292)	$2,959

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended March 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$99,515	$12,036	$82,136	$(655)	$193,032

Operating expenses:
Direct labor and telecommunications expenses	57,016	6,136	48,864	—	112,016
Subcontracted and other services expenses	9,466	654	1,473	—	11,593
Operating, selling and administrative expenses	30,257	3,081	29,077	(655)	61,760
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	96,739	9,871	79,414	(655)	185,369

Operating income	2,776	2,165	2,722	—	7,663

Other income (expense):
Interest expense, net	(2,737)	87	(55)	(26)	(2,731)
Equity in earnings of affiliates	(15,163)	(16,604)	335	31,767	335
Other expense, net	5	—	(219)	26	(188)
Total other expense, net	(17,895)	(16,517)	61	31,767	(2,584)

Income before income taxes, minority interest and change in accounting method	(15,119)	(14,352)	2,783	31,767	5,079

Income tax expense	445	811	725	—	1,981
Minority interest	97	—	263	—	360
Income before change in accounting method	(15,661)	(15,163)	1,795	31,767	2,738

Cumulative effect of a change in accounting	—	—	(18,399)	—	(18,399)
Net income (loss)	$(15,661)	$(15,163)	$(16,604)	$31,767	$(15,661)

Currency translation adjustment	(2,939)	(5,130)	(8,020)	13,150	(2,939)
Comprehensive income (loss)	$(18,600)	$(20,293)	$(24,624)	$44,917	$(18,600)

Condensed Consolidating Balance Sheet

At March 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,202	$3,266	$15,781	$—	$36,249
Trade accounts receivable, net	81,167	24,626	72,601	(52,771)	125,623
Prepaid expenses and other current assets	6,259	54	14,915	—	21,228
Total current assets	104,628	27,946	103,297	(52,771)	183,100

Property and equipment, net	23,768	2,016	59,518	—	85,302

Other assets:
Goodwill, net	19,577	—	31,112	—	50,689
Deferred income taxes	6,100	—	88	—	6,188
Investments in affiliates	1,500	—	18,314	—	19,814
Other assets	6,084	70	661	—	6,815
Investments in subsidiaries	122,348	96,311	—	(218,659)	—
Total assets	$284,005	$126,343	$212,990	$(271,430)	$351,908

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$2,458	$—	$2,458
Current portion of capital lease obligations	967	115	1,024	—	2,106
Trade accounts payable	11,950	1,098	67,232	(52,809)	27,471
Accrued expenses and other current liabilities	26,186	2,593	38,223	(40)	66,962
Total current liabilities	39,103	3,806	108,937	(52,849)	98,997
Long-term debt and other liabilities:
Long-term debt	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	346	189	7,431	—	7,966
Deferred compensation	1,503	—	—	—	1,503
Deferred income taxes	—	—	311	—	311
Total liabilities	140,952	3,995	116,679	(52,849)	208,777

Minority interests	—	—	986	—	986

Stockholders’ equity	143,053	122,348	95,325	(218,581)	142,145
Total liabilities and stockholders’ equity	$284,005	$126,343	$212,990	$(271,430)	$351,908

Condensed Consolidating Balance Sheet

At December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,615	$2,855	$14,672	$—	$34,142
Trade accounts receivable, net	90,679	21,512	69,062	(52,610)	128,643
Prepaid expenses and other current assets	6,954	138	13,779	—	20,871
Total current assets	114,248	24,505	97,513	(52,610)	183,656

Property and equipment, net	25,768	1,875	59,240	—	86,883

Other assets:
Goodwill, net	19,576	—	30,148	—	49,724
Deferred income taxes	6,100	—	91	—	6,191
Investments in affiliates	1,000	—	17,461	—	18,461
Other assets	6,205	70	787	—	7,062
Investments in subsidiaries	123,826	100,588	—	(224,414)	—
Total assets	$296,723	$127,038	$205,240	$(277,024)	$351,977

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,404	$—	$—	$—	$5,404
Current portion of capital lease obligations	1,065	—	886	—	1,951
Trade accounts payable	11,835	890	68,118	(52,231)	28,612
Accrued expenses and other current liabilities	29,271	2,322	35,936	(458)	67,071
Total current liabilities	47,575	3,212	104,940	(52,689)	103,038
Long-term debt and other liabilities:
Long-term debt	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	520	—	6,787	—	7,307
Deferred compensation	1,394	—	—	—	1,394
Deferred income taxes	—	—	296	—	296
Total liabilities	149,489	3,212	112,023	(52,689)	212,035

Minority interests	—	—	780	—	780

Stockholders’ equity	147,234	123,826	92,437	(224,335)	139,162
Total liabilities and stockholders’ equity	$296,723	$127,038	$205,240	$(277,024)	$351,977

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$9,113	$4,580	$(1,638)	$—	$12,055

Cash flows from investing activities:
Investment in subsidiaries	2,662	(1,110)	—	(1,552)	—
Purchases of property and equipment	(1,337)	(397)	(3,538)	—	(5,272)
Investment in affiliates	(1,000)	—	—	—	(1,000)
Net cash flows from investing activities	325	(1,507)	(3,538)	(1,552)	(6,272)

Cash flows from financing activities:
Borrowings on debt	—	—	2,458	—	2,458
Repayments of debt and capital lease obligations	(5,372)	—	(251)	—	(5,623)
Net capital contribution from parent	—	(2,662)	1,110	1,552	—
Net borrowings and payments in intercompany balances	(3,681)	—	3,681	—	—
Treasury stock reissuances	57	—	—	—	57
Net cash flows from financing activities	(8,996)	(2,662)	6,998	1,552	(3,108)
Effect of exchange rates on cash	144	—	(712)	—	(568)
Net increase (decrease) in cash	586	411	1,110	—	2,107
Cash and cash equivalents, beginning of period	16,616	2,855	14,671	—	34,142
Cash and cash equivalents, end of period	$17,202	$3,266	$15,781	$—	$36,249

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$(4,692)	$(115)	$6,860	$—	$2,053

Cash flows from investing activities:
Purchases of property and equipment	(3,858)	—	(4,688)	—	(8,546)
Investment in affiliates	840	2,188	—	(3,028)	—
Net cash flows from investing activities	(3,018)	2,188	(4,688)	(3,028)	(8,546)

Cash flows from financing activities:
Borrowings on debt	13,500	—	—	—	13,500
Repayments of debt	(13,500)	—	—	—	(13,500)
Repayments of capital lease obligations	(517)	—	(122)	—	(639)
Net capital contribution from parent	—	(840)	(2,188)	3,028	—
Net borrowings and payments in intercompany balances	1,409	—	(1,409)	—	—
Treasury stock reissuances	30	—	—	—	30
Net cash flows from financing activities	922	(840)	(3,719)	3,028	(609)
Effect of exchange rates on cash	—	—	(624)	—	(624)
Net increase (decrease) in cash	(6,788)	1,233	(2,171)	—	(7,726)
Cash and cash equivalents, beginning of period	6,814	2,202	13,140	—	22,156
Cash and cash equivalents, end of period	$26	$3,435	$10,969	$—	$14,430

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References in this report to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as professional services for both outsourced and internal contact centers. We serve clients primarily in the automotive, consumer products, financial services, insurance, telecommunications, ISP and cable, and utilities sectors.

In Management’s Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for the three months ended March 31, 2003 and 2002, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

General Business Risks and Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 67.2% of our revenues in the first quarter of 2003, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 20.3% of our total revenues for the first quarter of 2003. Two of the primary General Motors contracts expire in January 2004. We are currently in negotiations regarding the continuation of services for these clients beyond the expiration date. We did not have any other clients under common control that generated more than 10% of our revenues. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Critical Accounting Policies and Estimates

The process of preparing financial statements requires the use of estimates on the part of management. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual results could differ from these estimates.

Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements, which are included in our Form 10-K for the year ended December 31, 2002. Of those policies, we have identified the following to be critical accounting policies because they are the most important to the portrayal of our results of operations and financial condition, and they require management’s most difficult, subjective, or complex judgments:

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

Asset Impairment

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets. The interpretation of such events requires judgment from management as to whether such an event has occurred.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount.  The recoverable amount is the estimated net future cash flows that we expect to recover from the future use of the asset, undiscounted and without interest, plus the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value, which is based on discounted estimated cash flows from the future use of the asset.

The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from future use of the asset.  Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management’s plans, and the determination of the useful life of the assets could significantly change the recoverable amount of the asset or the calculation of the fair value and the resulting impairment loss, which could significantly affect the results of operations.

Goodwill

We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill, including equity method goodwill, and completed the required impairment review. As a result of the impairment review, we determined that the goodwill in certain reporting units was impaired and we recorded a goodwill impairment loss of $18.4 million as a cumulative effect of an accounting change as of January 1, 2002.

At least annually or more frequently as changes in circumstances indicate, we will evaluate the estimated fair value of our goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we will be required to take additional goodwill impairment charges. We are required to make certain assumptions and estimates regarding the fair value of goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses.

Deferred Income Taxes

We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate, the period over which the deferred tax assets can be recovered and available tax planning strategies. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record additional valuation allowance through income tax expense in the period such determination is made.

Contingencies

We consider the likelihood of various loss contingencies, including tax and legal arising in the ordinary course of business and our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Same Period of 2002

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Net Income

The following table summarizes our income statement data on a percentage-of-revenue basis.

	Three Months Ended March 31,
	2003		2002
	$	%	$	%
	(in thousands)
Revenues	$194,095	100.0%	$193,032	100.0%

Direct labor and telecommunications expenses	110,772	57.1%	112,016	58.0%
Subcontracted and other services expenses	13,649	7.0%	11,593	6.0%
Operating, selling and administrative expenses	65,676	33.8%	61,760	32.0%
Asset impairment and restructuring expenses	796	0.4%	—	0.0%
Operating income	3,202	1.7%	7,663	4.0%

Interest expense, net	(2,724)	(1.4)%	(2,731)	(1.4)%
Equity in earnings of affiliates	618	0.3%	335	0.1%
Other expense, net	(659)	(0.4)%	(188)	(0.1)%
Income before income taxes, minority interest and change in accounting method	437	0.2%	5,079	2.6%

Income tax expense	170	0.1%	1,981	1.0%
Minority interest	206	0.1%	360	0.2%

Income before change in accounting method	61	0.0%	2,738	1.4%
Cumulative effect of change in accounting for goodwill	—	0.0%	(18,399)	(9.5)%

Net income (loss)	$61	0.0%	$(15,661)	(8.1)%

Revenues

Revenues increased $1.1 million, or 0.6%, in the first quarter of 2003 compared to the same period of 2002. The changes in revenues by geographic region are shown in the following table:

Three Months Ended March 31,	2003	2002	$ Change	% Change
		(in millions)
North America	$114.4	$123.3	$(8.9)	(7.2)%
Europe	69.9	48.5	21.4	44.1%
Asia Pacific	7.5	6.3	1.2	19.0%
Latin America	2.3	14.9	(12.6)	(84.6)%
Totals	$194.1	$193.0	$1.1	0.6%

The decrease in North America revenues was primarily due to a $12.5 million decline in customer care and customer acquisition services we provided to a number of our large global clients offset by a $4.0 million increase in revenues by our risk management business.

The weakening of the U.S. dollar versus the British pound and Euro accounted for $11.2 million, or 52%, of the increase in European revenues. The remaining increase was the result of higher sales volumes from existing clients and the implementation of multiple pan European client accounts.

The weakening of the U.S. dollar versus the New Zealand dollar accounted for nearly all of the increase in Asia Pacific revenues.

The decrease in Latin American revenues was primarily due to the change in how we reported our investment in certain Latin America affiliates. As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of this change, our Latin America revenues will no longer include the revenues associated with the joint venture. As a result of this change in accounting, first quarter of 2003 revenues for Latin America declined $12.5 million compared to the first quarter of 2002.

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

Direct labor and telecommunications expenses decreased $1.2 million, or 1.1%, in the first quarter of 2003 compared to the same period of 2002. As a percentage of revenues, direct labor and telecommunications expenses decreased from 58.0% in the first quarter of 2002 to 57.1% in the first quarter of 2003. However, as we discuss in the following section, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues decreased from 58.7% in 2002 to 58.2% in 2003.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and through our joint ventures, and other out-of-pocket expenses. Subcontracted and other services expenses increased $2.1 million, or 17.7%, in the first quarter of 2003 compared to the same period of 2002. The increase in these expenses was primarily due to subcontracted expenses for services provided by our India joint venture as a result of higher subcontracted service volume from that facility during the first quarter of 2003 compared to 2002.  Subcontracted expenses for services provided by our India joint venture for the three months ended March 31, 2003 were $3.4 million of which $2.3 million was payable at March 31, 2003.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $3.9 million, or 6.3%, in the first quarter of 2003 compared to the same period of 2002.  The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for an increase of $4.0 million in operating, selling and administrative expenses compared to the same period in 2002. This unfavorable increase was offset by a decrease of $2.7 million in these expenses as a result of the change in accounting of certain Latin American affiliates as described previously. As a percentage of revenues, operating, selling and administrative expenses increased from 32.0% in the first quarter of 2002, to 33.8% in the first quarter of 2003. The remaining increase was the result of costs incurred during the first quarter of 2003 related to the complex implementation of large new client accounts and additional sales and administrative costs.

Asset Impairment and Restructuring Expenses

As a result of certain client contract negotiations that concluded during the first quarter of 2003, we have re-assessed our facilities requirements and determined that a certain facility subject to an operating lease is no longer needed. As a result, we have recorded asset impairment and restructuring expenses of $0.8 million during the three months ended March 31, 2003 related to the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million for scheduled payments of  operating leases for which we will receive no future economic benefit.

Operating Income

Operating income decreased $4.5 million, or 58.2%, in the first quarter of 2003 compared to the same period of 2002. As a percentage of revenues, operating income decreased from 4.0% in the first quarter of 2002, to 1.7% in the first quarter of 2003 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, in the first quarter of 2003 remained consistent with the first quarter of 2002.

Equity in Earnings of Affiliates

As discussed previously, effective October 1, 2002, we revised our joint venture agreement and the results of our operations in certain Latin America affiliates are now being accounted for under the equity method. Equity in earnings of affiliates increased by $0.3 million or 84.4% in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to the inclusion of equity in earnings in certain Latin America affiliates which were recorded on a consolidated basis in the first quarter of 2002.

Other Expense, Net

Other expense, net of other income, increased $0.5 million in the first quarter of 2003 as compared to 2002 primarily due to an impairment charge of $0.5 million to reduce our basis in an investment to fair value. Based upon our review of the investee’s financial condition, results of operations and operating trends and the implied value from recent rounds of financing completed by the investee, we determined that an other-than-temporary impairment existed for one of our investments.

Income Tax Expense

Our first quarter of 2003 income tax expense as a percentage of income before income taxes and minority interest was 39%, which is consistent with the same period in 2002. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

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

Three Months Ended March 31,	2003	2002
	(in thousands)
Net cash flows from:
Operating activities	$12,055	$2,053
Investing activities	(6,272)	(8,546)
Financing activities	(3,108)	(609)

2003

In the first quarter of 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $10.2 million and a $4.6 million decrease in trade accounts receivable and other assets partially offset by a $2.1 million decrease in trade accounts payable and other liabilities.

In the first quarter of 2003, we used cash for investing activities to purchase $5.3 million of property and equipment and used $1.0 million to increase investments in affiliates.

In the first quarter of 2003, we used cash for financing activities to repay $5.4 million of the line of credit, net of additional borrowings of $1.3 million. In addition, we received $1.2 million from additional borrowings to finance expansion in a Latin American subsidiary.

2002

In the first quarter of 2002, cash provided by operating activities resulted primarily from income before depreciation and amortization and cumulative effect of change in accounting for goodwill of $11.2 million, a $3.5 million increase in other liabilities, and a $1.9 million increase in trade accounts payable, which were partially offset by a $14.9 million increase in trade receivables.

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

We have a three-year $50 million revolving credit facility which expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At March 31, 2003, we had $48.6 million of available borrowings under the new credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We estimate that our second quarter of 2003 capital expenditures will range from $5 million to $8 million. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 171,800 shares at a total cost of $0.3 million.

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2002.  These contractual obligations and commitments include:

•            $100.0 million of long-term debt as shown in our Consolidated Balance Sheet at March 31, 2003,

•            $10.1 million of capital lease obligations as shown in our Consolidated Balance Sheet at March 31, 2003, and

•            operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2016.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We recorded a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted SFAS 146 on January 1, 2003. See Note 4 to consolidated condensed financial statements for disclosure of asset impairment and restructuring expense recorded during the three months ended March 31, 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123 (SFAS 148). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. The required disclosures under SFAS 148 are included in Note 6 to these condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies July 1, 2003 for existing arrangements. The application of FIN 46 is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 is not expected to have a material effect on our consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three months ended March 31, 2003, our average borrowings under our bank credit facility were $4.4 million. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 5. Other Information

Forward-Looking Statements

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans,” “estimate” and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to: reliance on major clients, conditions affecting clients’ industries, clients’ budgets and plans, unanticipated labor, contract or technical difficulties, delays in ramp up of services under contracts, reliance on major subcontractors and strategic partners, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, dependence on labor force, industry regulation, general and local economic conditions, competitive pressures in our industry, foreign currency risks, the effects of leverage, dependency on credit availability, restrictions imposed by the terms of indebtedness, and dependence on key personnel and control by management.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date:	May 15, 2003	By /s/	James E. Stevenson, Jr.
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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By /s/	James F. Lynch
James F. Lynch
Chief Executive Officer

CERTIFICATIONS

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By /s/	James E. Stevenson, Jr.
James E. Stevenson, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002