Form 10-Q
period 2003-06-30
SITEL CORP
filed 2003-08-14
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

COMMON STOCK, $.001 PAR VALUE – 73,570,537 SHARES OUTSTANDING AS OF JULY 31, 2003

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
Results of Operations
Financial Condition and Liquidity
Other Matters

Item 3	–	Quantitative and Qualitative Disclosures About Market Risk

Item 4	–	Controls and Procedures

PART II – Other Information

Item 1	–	Legal Proceedings

Item 4	–	Submission of Matters to a Vote of Security Holders

Item 5	–	Other Information

Item 6	–	Exhibits and Reports on Form 8-K

Signature

Exhibit Index

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$204,566	$196,747	$398,661	$389,779

Operating expenses:
Direct labor and telecommunications expenses	121,664	110,651	232,435	222,667
Subcontracted and other services expenses	12,904	13,898	26,554	25,491
Operating, selling and administrative expenses	70,711	63,335	136,387	125,095
Asset impairment and restructuring expenses	—	—	796	—
Total operating expenses	205,279	187,884	396,172	373,253

Operating income (loss)	(713)	8,863	2,489	16,526

Other income (expense):
Interest expense, net	(2,874)	(2,805)	(5,598)	(5,536)
Equity in earnings of affiliates	322	1,012	939	1,347
Other income (expense), net	1,393	(35)	735	(223)
Total other expense, net	(1,159)	(1,828)	(3,924)	(4,412)

Income (loss) before income taxes, minority interest and change in accounting method	(1,872)	7,035	(1,435)	12,114

Income tax expense	1,269	2,743	1,439	4,724
Minority interest	102	781	308	1,141
Income (loss) before change in accounting method	(3,243)	3,511	(3,182)	6,249

Cumulative effect of a change in accounting for goodwill	—	—	—	(18,399)
Net income (loss)	$(3,243)	$3,511	$(3,182)	$(12,150)

Weighted average common shares outstanding:
Basic	74,072	74,221	74,165	74,219
Diluted	74,072	74,572	74,165	74,423

Earnings per share:

Basic:
Income (loss) before change in accounting method	$(0.04)	$0.05	$(0.04)	$0.08
Cumulative effect of change in accounting for goodwill	—	—	—	(0.25)
Net income (loss)	$(0.04)	$0.05	$(0.04)	$(0.16)

Diluted:
Income (loss) before change in accounting method	$(0.04)	$0.05	$(0.04)	$0.08
Cumulative effect of change in accounting for goodwill	—	—	—	(0.25)
Net income (loss)	$(0.04)	$0.05	$(0.04)	$(0.16)

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,497	$34,142
Trade accounts receivable (net of allowance for doubtful accounts of $3,664 and $4,011, respectively)	139,565	128,643
Prepaid expenses	10,094	7,173
Deferred income taxes	5,194	5,141
Other assets	8,662	8,557
Total current assets	195,012	183,656

Property and equipment, net	89,477	86,883

Other assets:
Goodwill	52,041	49,724
Deferred income taxes	6,200	6,191
Investment in affiliates	19,488	18,461
Other assets	7,365	7,062
Total assets	$369,583	$351,977

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,255	$5,404
Current portion of capital lease obligations	1,884	1,951
Trade accounts payable	31,241	28,612
Income taxes payable	2,761	1,788
Accrued wages, salaries and bonuses	31,433	28,283
Accrued operating expenses	37,947	30,129
Deferred revenue and other	5,903	6,871
Total current liabilities	116,424	103,038
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	100,000
Capital lease obligations, excluding current portion	8,006	7,307
Deferred compensation	1,428	1,394
Deferred income taxes	345	296
Total liabilities	226,203	212,035

Minority interests	1,088	780
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 73,776,537 and 74,363,431 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,708	168,706
Accumulated other comprehensive loss	(10,178)	(17,262)
Accumulated deficit	(15,415)	(12,193)
Less treasury stock, at cost, 586,894 and 120,663 common shares, respectively	(897)	(163)

Total stockholders’ equity	142,292	139,162
Total liabilities and stockholders’ equity	$369,583	$351,977

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(3,182)	$(12,150)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting method	—	18,399
Asset impairment and restructuring provision	796	—
Depreciation and amortization	18,358	17,106
Loss on disposal of assets	20	69
Provision for deferred income taxes	(13)	483
Equity in earnings of affiliates	(939)	(1,347)
Impairment of equity investments	500	—
Changes in operating assets and liabilities:
Trade accounts receivable	(8,767)	(3,621)
Other assets	(986)	(19)
Trade accounts payable	4,529	2,656
Other liabilities	4,116	3,035
Net cash flows from operating activities	14,432	24,611

Cash flows from investing activities:
Purchases of property and equipment	(14,124)	(17,559)
Proceeds from sales of property and equipment	—	4
Increase in other assets	—	(53)
Investment in affiliates	(1,000)	—
Net cash flows from investing activities	(15,124)	(17,608)

Cash flows from financing activities:
Borrowings on debt	6,013	33,915
Repayments of debt	(6,060)	(33,915)
Repayments of capital lease obligations	(1,122)	(1,339)
Treasury stock reissuances (repurchases), net	(835)	30
Other	—	(13)
Net cash flows from financing activities	(2,004)	(1,322)
Effect of exchange rates on cash	51	938
Net increase (decrease) in cash	(2,645)	6,619
Cash and cash equivalents, beginning of period	34,142	22,156
Cash and cash equivalents, end of period	$31,497	$28,775

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Consolidation and Presentation

General

References in the Notes to Consolidated Condensed Financial Statements to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

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

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

Use of Accounting Estimates

Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America that affect our reported amounts of assets and liabilities at the dates of the financial statements, our disclosure of contingent assets and liabilities at the dates of the financial statements, and our reported amounts of revenues and expenses during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted SFAS 146 on January 1, 2003. See Note 4 to the consolidated condensed financial statements for disclosure of asset impairment and restructuring expenses recorded during the first quarter of 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective prospectively for new or modified contracts beginning July 1, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 applies as of July 1, 2003 for existing arrangements. We are currently assessing the impact, if any, the application of FIN 46 is expected to have on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 is not expected to have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six-month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(3,243)	$3,511	$(3,182)	$(12,150)
Other comprehensive income (loss):
Currency translation adjustment	4,186	10,392	7,084	7,453
Comprehensive income (loss)	$943	$13,903	$3,902	$(4,697)

Accumulated other comprehensive income included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3. Goodwill

As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and we ceased amortizing goodwill, including equity method goodwill, beginning January 1, 2002.  SFAS No. 142 also required the Company to complete a transitional impairment analysis of the Company’s goodwill based upon the estimated fair values of the Company’s goodwill as of January 1, 2002.  The Company completed the transitional impairment analysis prior to the issuance of the annual 2002 consolidated financial statements and, as a result, recorded a goodwill impairment loss of $18.4 million (net of tax).  The transitional impairment loss was recorded as a cumulative effect of an accounting change as of January 1, 2002, in the annual 2002 consolidated financial statements.  The accompanying consolidated condensed statements of income (loss) and cash flows for the six-months ended June 30, 2002 have been restated to include the January 1, 2002 impairment charge as a cumulative effect of a change in accounting.

At least annually or more frequently, as changes in circumstances indicate, we will evaluate the estimated fair value of our goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we will be required to take additional goodwill impairment charges. We are required to make certain assumptions and estimates regarding the fair value of goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of impairment losses.

Note 4.  Asset Impairment and Restructuring Expenses

As a result of certain client contract negotiations that concluded during the first quarter of 2003, we re-assessed our facilities requirements and determined that a certain facility subject to an operating lease was no longer needed. As a result, we recorded asset impairment and restructuring expenses of $0.8 million during the six-months ended June 30, 2003 related to the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million for scheduled payments of operating leases for which we will receive no future economic benefit. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants.

The additional remaining asset impairment and restructuring accruals relate to previous restructurings in conjunction with our plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability, which was announced in June 2001.

The components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet are summarized in the following table:

	Accrual Balance December 31, 2002	Expensed in 2003	Paid in 2003	Other	Accrual Balance June 30, 2003
	(in millions)

Severance	$0.3	$—	$—	$—	$0.3
Facility closure or reduction	6.4	0.4	(1.5)	0.1	5.4
Other	0.3	—	(0.1)	0.1	0.3
Total	$7.0	$0.4	$(1.6)	$0.2	$6.0

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

Note 5. Investments in Affiliates

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies. These investments are included in investments in affiliates in the consolidated condensed balance sheets. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. We also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the first quarter of 2003, we determined that an other-than-temporary impairment existed for one of our investments. An impairment charge of $0.5 million has been recorded in other income (expense), net in the consolidated condensed statement of income (loss) for the six-months ended June 30, 2003.

Subcontracted expenses for services provided by our India joint venture for the three-month periods ended June 30, 2003 and 2002 were $2.9 million and $4.0 million, respectively. Subcontracted expenses for services provided by our India joint venture for the six-month periods ended June 30, 2003 and 2002 were $6.3 million and $5.7 million, respectively. The Company had payables of $2.4 million and $2.5 million at June 30, 2003 and December 31, 2002, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

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

Accounting principles generally accepted in the United States of America provide an alternative method of measuring and recognizing employee compensation expense for stock options to the intrinsic value method.  The alternative method (“fair value”) requires an estimate of the fair value of the stock options granted to employees and directors at the date of grant using a valuation model, with the recognition of expense occurring over the vesting period of the options.  Had the fair value method of accounting been used in the preparation of the accompanying consolidated condensed financial statements, the effects on net income (loss) and earnings per share as reported would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net income (loss):
As reported	$(3,243)	$3,511	$(3,182)	$(12,150)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(360)	(599)	(708)	(1,198)
Pro forma	$(3,603)	$2,912	$(3,890)	$(13,348)

Income (loss) per common share:
As reported:
Basic	$(0.04)	$0.05	$(0.04)	$(0.16)
Diluted	(0.04)	0.05	(0.04)	(0.16)
Pro forma:
Basic	(0.05)	0.04	(0.05)	(0.18)
Diluted	(0.05)	0.04	(0.05)	(0.18)

The per share weighted-average fair value of stock options granted for the six months ended June 30, 2003 and 2002 was $0.76 and $1.61, respectively. The per share weighted-average fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions for the six months ended June 30:

Year	Volatility Factor	Risk-Free Interest Rate	Expected Life (Years)

2003	64.0%	3.0%	5.0
2002	69.2%	2.0%	5.0

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of June 30, 2003, options granted under these plans aggregating 2,906,556 remained outstanding with strike prices ranging from $2.34 to $12.65. The last of these options will expire on February 1, 2009. We will not grant additional options under these plans. The following table sets forth shares subject to options:

Year	Number of Options	Weighted- Average Exercise Price per Share

Balance January 1, 2003	8,805,281	$3.83
Granted	321,300	1.36
Exercised	—	—
Canceled	(902,654)	3.76
Balance, June 30, 2003	8,223,927	$3.76

The options exercisable at the end of each period were:

Year	Number of Options	Weighted- Average Exercise Price per Share

December 31, 2002	2,611,204	$4.77
June 30, 2003	3,301,215	$4.63

The following table summarizes stock options outstanding at June 30, 2003:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price

$1.24 to $1.75	499,402	8.9	$1.51
$1.76 to $4.00	5,638,466	8.1	$3.05
$4.01 to $6.33	1,194,984	7.3	$4.82
$6.34 to $7.22	639,865	6.4	$6.68
$7.23 to $12.66	201,210	4.6	$9.77
$12.67 to $20.00	60,000	3.7	$17.35

The following table summarizes stock options exercisable at June 30, 2003:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price

$1.24 to $1.75	37,620	$1.75
$1.76 to $4.00	1,789,135	$3.13
$4.01 to $6.33	792,855	$4.80
$6.34 to $7.22	421,605	$6.70
$7.23 to $12.66	200,000	$9.75
$12.67 to $20.00	60,000	$17.35

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

Note 8. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•                                          Consolidating Condensed Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six-month periods ended June 30, 2003 and 2002,

•                                          Consolidating Condensed Balance Sheets at June 30, 2003 and December 31, 2002, and

•                                          Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002.

Consolidating Condensed Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended June 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$88,439	$9,659	$107,894	$(1,426)	$204,566

Operating expenses:
Direct labor and telecommunications expenses	48,743	5,841	67,080	—	121,664
Subcontracted and other services expenses	12,196	639	1,340	(1,271)	12,904
Operating, selling and administrative expenses	28,811	2,863	39,192	(155)	70,711
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	89,750	9,343	107,612	(1,426)	205,279

Operating income (loss)	(1,311)	316	282	—	(713)

Other income (expense):
Interest expense, net	(2,553)	(3)	(318)	—	(2,874)
Equity in earnings (losses) of affiliates	(135)	(699)	322	834	322
Other income (expense), net	756	251	386	—	1,393
Total other income (expense), net	(1,932)	(451)	390	834	(1,159)

Income (loss) before income taxes, minority interest and change in accounting method	(3,243)	(135)	672	834	(1,872)

Income tax expense	—	—	1,269	—	1,269
Minority interest	—	—	102	—	102
Income (loss) before change in accounting method	(3,243)	(135)	(699)	834	(3,243)

Cumulative effect of a change in accounting method	—	—	—	—	—
Net income (loss)	$(3,243)	$(135)	$(699)	$834	$(3,243)

Currency translation adjustment	4,186	69	728	(797)	4,186
Comprehensive income (loss)	$943	$(66)	$29	$37	$943

Three Months Ended June 30, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$99,989	$11,939	$86,097	$(1,278)	$196,747

Operating expenses:
Direct labor and telecommunications expenses	51,639	6,886	52,126	—	110,651
Subcontracted and other services expenses	11,436	676	1,786	—	13,898
Operating, selling and administrative expenses	30,991	3,067	30,555	(1,278)	63,335
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	94,066	10,629	84,467	(1,278)	187,884

Operating income (loss)	5,923	1,310	1,630	—	8,863

Other income (expense):
Interest expense, net	(2,467)	(226)	(112)	—	(2,805)
Equity in earnings (losses) of affiliates	204	(390)	1,012	186	1,012
Other income (expense), net	35	—	(70)	—	(35)
Total other income (expense), net	(2,228)	(616)	830	186	(1,828)

Income (loss) before income taxes, minority interest and change in accounting method	3,695	694	2,460	186	7,035

Income tax expense	(70)	490	2,323	—	2,743
Minority interest	254	—	527	—	781
Income (loss) before change in accounting method	3,511	204	(390)	186	3,511

Cumulative effect of a change in accounting method	—	—	—	—	—
Net income (loss)	$3,511	$204	$(390)	$186	$3,511

Currency translation adjustment	10,392	7,410	8,710	(16,120)	10,392
Comprehensive income (loss)	$13,903	$7,614	$8,320	$(15,934)	$13,903

Six Months Ended June 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$175,969	$21,441	$204,225	$(2,974)	$398,661

Operating expenses:
Direct labor and telecommunications expenses	95,618	11,743	125,074	—	232,435
Subcontracted and other services expenses	23,807	1,311	2,707	(1,271)	26,554
Operating, selling and administrative expenses	58,094	5,650	74,346	(1,703)	136,387
Asset impairment and restructuring expenses	—	—	796	—	796
Total operating expenses	177,519	18,704	202,923	(2,974)	396,172

Operating income (loss)	(1,550)	2,737	1,302	—	2,489

Other income (expense):
Interest expense, net	(5,091)	(8)	(499)	—	(5,598)
Equity in earnings (losses) of affiliates	2,099	(716)	939	(1,383)	939
Other income (expense), net	1,360	86	(711)	—	735
Total other expense, net	(1,632)	(638)	(271)	(1,383)	(3,924)

Income (loss) before income taxes, minority interest and change in accounting method	(3,182)	2,099	1,031	(1,383)	(1,435)

Income tax expense	—	—	1,439	—	1,439
Minority interest	—	—	308	—	308
Income (loss) before change in accounting method	(3,182)	2,099	(716)	(1,383)	(3,182)

Cumulative effect of a change in accounting method	—	—	—	—	—
Net income (loss)	$(3,182)	$2,099	$(716)	$(1,383)	$(3,182)

Currency translation adjustment	7,084	117	3,756	(3,873)	7,084
Comprehensive income (loss)	$3,902	$2,216	$3,040	$(5,256)	$3,902

Six Months Ended June 30, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$199,504	$23,975	$168,233	$(1,933)	$389,779

Operating expenses:
Direct labor and telecommunications expenses	108,655	13,022	100,990	—	222,667
Subcontracted and other services expenses	20,902	1,330	3,259	—	25,491
Operating, selling and administrative expenses	61,248	6,148	59,632	(1,933)	125,095
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	190,805	20,500	163,881	(1,933)	373,253

Operating income (loss)	8,699	3,475	4,352	—	16,526

Other income (expense):
Interest expense, net	(5,204)	(139)	(193)	—	(5,536)
Equity in earnings (losses) of affiliates	3,440	1,405	1,347	(4,845)	1,347
Other income (expense), net	40	—	(263)	—	(223)
Total other expense, net	(1,724)	1,266	891	(4,845)	(4,412)

Income (loss) before income taxes, minority interest and change in accounting method	6,975	4,741	5,243	(4,845)	12,114

Income tax expense	375	1,301	3,048	—	4,724
Minority interest	351	—	790	—	1,141
Income (loss) before change in accounting method	6,249	3,440	1,405	(4,845)	6,249

Cumulative effect of a change in accounting method	—	—	(18,399)	—	(18,399)
Net income (loss)	$6,249	$3,440	$(16,994)	$(4,845)	$(12,150)

Currency translation adjustment	7,453	5,314	6,247	(11,561)	7,453
Comprehensive income (loss)	$13,702	$8,754	$(10,747)	$(16,406)	$(4,697)

Consolidating Condensed Balance Sheet

At June 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$15,742	$3,209	$12,546	$—	$31,497
Trade accounts receivable, net	80,747	24,450	85,579	(51,211)	139,565
Prepaid expenses and other current assets	6,930	53	16,967	—	23,950
Total current assets	103,419	27,712	115,092	(51,211)	195,012

Property and equipment, net	22,208	2,183	65,086	—	89,477

Other assets:
Goodwill	19,577	14	32,450	—	52,041
Deferred income taxes	6,100	—	100	—	6,200
Investments in affiliates	1,345	—	17,244	899	19,488
Other assets	6,185	56	1,124	—	7,365
Investments in subsidiaries	125,115	98,443	—	(223,558)	—
Total assets	$283,949	$128,408	$231,096	$(273,870)	$369,583

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$(18)	$—	$5,273	$—	$5,255
Current portion of capital lease obligations	854	116	914	—	1,884
Trade accounts payable	12,443	1,024	68,983	(51,209)	31,241
Accrued expenses and other current liabilities	26,641	1,994	49,487	(78)	78,044
Total current liabilities	39,920	3,134	124,657	(51,287)	116,424
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	196	159	7,651	—	8,006
Deferred compensation	1,428	—	—	—	1,428
Deferred income taxes	—	—	345	—	345
Total liabilities	141,544	3,293	132,653	(51,287)	226,203

Minority interests	—	—	1,088	—	1,088

Stockholders’ equity	142,405	125,115	97,355	(222,583)	142,292
Total liabilities and stockholders’ equity	$283,949	$128,408	$231,096	$(273,870)	$369,583

At December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,615	$2,855	$14,672	$—	$34,142
Trade accounts receivable, net	90,679	21,512	69,062	(52,610)	128,643
Prepaid expenses and other current assets	6,954	138	13,779	—	20,871
Total current assets	114,248	24,505	97,513	(52,610)	183,656

Property and equipment, net	25,768	1,875	59,240	—	86,883

Other assets:
Goodwill	19,576	—	30,148	—	49,724
Deferred income taxes	6,100	—	91	—	6,191
Investments in affiliates	1,000	—	17,461	—	18,461
Other assets	6,205	70	787	—	7,062
Investments in subsidiaries	123,826	100,588	—	(224,414)	—
Total assets	$296,723	$127,038	$205,240	$(277,024)	$351,977

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,404	$—	$—	$—	$5,404
Current portion of capital lease obligations	1,065	—	886	—	1,951
Trade accounts payable	11,835	890	68,118	(52,231)	28,612
Accrued expenses and other current liabilities	29,271	2,322	35,936	(458)	67,071
Total current liabilities	47,575	3,212	104,940	(52,689)	103,038
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	520	—	6,787	—	7,307
Deferred compensation	1,394	—	—	—	1,394
Deferred income taxes	—	—	296	—	296
Total liabilities	149,489	3,212	112,023	(52,689)	212,035

Minority interests	—	—	780	—	780

Stockholders’ equity	147,234	123,826	92,437	(224,335)	139,162
Total liabilities and stockholders’ equity	$296,723	$127,038	$205,240	$(277,024)	$351,977

Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$8,126	$4,215	$2,091	$—	$14,432

Cash flows from investing activities:
Investment in subsidiaries	—	—	—	—	—
Purchases of property and equipment	(3,300)	(409)	(10,415)	—	(14,124)
Proceeds from sales of property and equipment	—	—	—	—	—
Increase in other assets	—	—	—	—	—
Investment in affiliates	(1,000)	—	—	—	(1,000)
Net cash flows from investing activities	(4,300)	(409)	(10,415)	—	(15,124)

Cash flows from financing activities:
Borrowings on debt	656	—	5,357	—	6,013
Repayments of debt and capital lease obligations	(6,647)	—	(535)	—	(7,182)
Net capital contribution from parent	—	—	—	—	—
Net borrowings and payments in intercompany balances	2,503	(3,452)	949	—	—
Treasury stock reissuances	(835)	—	—	—	(835)
Other	—	—	—	—	—
Net cash flows from financing activities	(4,323)	(3,452)	5,771	—	(2,004)
Effect of exchange rates on cash	(376)	—	427	—	51
Net increase (decrease) in cash	(873)	354	(2,126)	—	(2,645)
Cash and cash equivalents, beginning of period	16,615	2,855	14,672	—	34,142
Cash and cash equivalents, end of period	$15,742	$3,209	$12,546	$—	$31,497

Six Months Ended June 30, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$14,923	$(3,014)	$12,702	$—	$24,611

Cash flows from investing activities:
Investment in subsidiaries	1,782	6,160	—	(7,942)	—
Purchases of property and equipment	(8,220)	—	(9,339)	—	(17,559)
Proceeds from sales of property and equipment	4	—	—	—	4
Increase in other assets	(47)	—	(6)	—	(53)
Investment in affiliates	—	—	—	—	—
Net cash flows from investing activities	(6,481)	6,160	(9,345)	(7,942)	(17,608)

Cash flows from financing activities:
Borrowings on debt	31,750	—	2,165	—	33,915
Repayments of debt and capital lease obligations	(32,857)	—	(2,397)	—	(35,254)
Net capital contribution from parent	—	(1,782)	(6,160)	7,942	—
Net borrowings and payments in intercompany balances	338	—	(338)	—	—
Treasury stock reissuances	30	—	—	—	30
Other	(13)	—	—	—	(13)
Net cash flows from financing activities	(752)	(1,782)	(6,730)	7,942	(1,322)
Effect of exchange rates on cash	(733)	—	1,671	—	938
Net increase (decrease) in cash	6,957	1,364	(1,702)	—	6,619
Cash and cash equivalents, beginning of period	6,814	2,202	13,140	—	22,156
Cash and cash equivalents, end of period	$13,771	$3,566	$11,438	$—	$28,775

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

As you read this discussion and analysis, refer to our consolidated condensed statements of income (loss), which present the results of our operations for the three and six-month periods ended June 30, 2003 and 2002, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 73.0% and 68.6% of our revenues for the three-month periods ended June 30, 2003 and 2002, respectively, and 71.0% and 68.2% for the six-month periods ended June 30, 2003 and 2002, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 21.1% and 23.0% of our revenues for the three-month periods ended June 30, 2003 and 2002, respectively, and 21.3% and 23.7% for the six-month periods ended June 30, 2003 and 2002, respectively. Two of the primary General Motors contracts expire in January 2004. We are in the process of finalizing an agreement with General Motors for a one year extension of our relationship past the January 2004 expiration date. We did not have any other clients under common control that generated more than 10% of our revenues. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

Our liquidity, including our ability to comply with restrictive debt covenants, may be adversely affected if we were to lose a significant client or as a result of significant changes in client demand if we are unable to efficiently re-deploy our human and capital resources.

In the following sections, we also discuss the importance of our critical accounting policies and the use of accounting estimates and their potential impacts on our results of operations.

Critical Accounting Policies and Estimates

The process of preparing financial statements requires the use of estimates on the part of management. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual results could differ from these estimates.

Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002. Of those policies, we have identified the following to be critical accounting policies because they are the most important to the portrayal of our results of operations and financial condition, and they require management’s most difficult, subjective, or complex judgments:

Trade Accounts Receivable

We report our trade accounts receivable net of an allowance for doubtful accounts, which represents management’s estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms. The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling, and administrative expense in our consolidated condensed statements of income (loss), which would reduce our results of operations.

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

Goodwill

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill, including equity method goodwill, and completed the required impairment review. As a result of the impairment review, we determined that the goodwill in certain reporting units was impaired and we recorded a goodwill impairment loss of $18.4 million as a cumulative effect of an accounting change as of January 1, 2002.

At least annually or more frequently, as changes in circumstances indicate, we will evaluate the estimated fair value of our goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we will be required to take additional goodwill impairment charges. We are required to make certain assumptions and estimates regarding the fair value of goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

Deferred Income Taxes

We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate, the period over which the deferred tax assets can be recovered and available tax planning strategies. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in certain tax jurisdictions. Cumulative losses weigh heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state and foreign tax jurisdictions for the three and six-month periods ended June 30, 2003. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of operations. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record additional valuation allowance through income tax expense in the period such determination is made.

Contingencies

We consider the likelihood of various loss contingencies, including tax and legal contingencies arising in the ordinary course of business, and our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Results of Operations for the Three and Six Month Periods Ended June 30, 2003 Compared with the Same Periods of 2002

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Net Income

The following table summarizes our income statement data on a percentage-of-revenue basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	$	%	$	%	$	%	$	%
	(in thousands)				(in thousands)
Revenues	$204,566	100.0%	$196,747	100.0%	$398,661	100.0%	$389,779	100.0%

Direct labor and telecommunications expenses	121,664	59.5%	110,651	56.2%	232,435	58.3%	222,667	57.1%
Subcontracted and other services expenses	12,904	6.3%	13,898	7.1%	26,554	6.7%	25,491	6.5%
Operating, selling and administrative expenses	70,711	34.6%	63,335	32.2%	136,387	34.2%	125,095	32.1%
Asset impairment and restructuring expenses	—	0.0%	—	0.0%	796	0.2%	—	0.0%
Operating income (loss)	(713)	-0.4%	8,863	4.5%	2,489	0.6%	16,526	4.2%

Interest expense, net	(2,874)	-1.4%	(2,805)	-1.4%	(5,598)	-1.4%	(5,536)	-1.4%
Equity in earnings of affiliates	322	0.2%	1,012	0.5%	939	0.2%	1,347	0.4%
Other expense, net	1,393	0.7%	(35)	0.0%	735	0.2%	(223)	-0.1%
Income (loss) before income taxes, minority interest and change in accounting method	(1,872)	-0.9%	7,035	3.6%	(1,435)	-0.4%	12,114	3.1%

Income tax expense	1,269	0.6%	2,743	1.4%	1,439	0.4%	4,724	1.2%
Minority interest	102	0.1%	781	0.4%	308	0.1%	1,141	0.3%
Income (loss) before change in accounting method	(3,243)	-1.6%	3,511	1.8%	(3,182)	-0.8%	6,249	1.6%

Cumulative effect of change in accounting	—	0.0%	—	0.0%	—	0.0%	(18,399)	-4.7%
Net income (loss)	$(3,243)	-1.6%	$3,511	1.8%	$(3,182)	-0.8%	$(12,150)	-3.1%

Three Months Ended June 30, 2003 Compared to the Same Period of 2002

Revenues

Revenues increased $7.9 million, or 4.0%, in the three months ended June 30, 2003 compared to the same period of 2002. The changes in revenues by geographic region are shown in the following table:

Three Months Ended June 30,	2003	2002	$ Change	% Change
	(in millions)

North America	$112.1	$124.9	$(12.8)	(10.2)%
Europe	81.6	49.2	32.4	65.9%
Asia Pacific	7.5	7.6	(0.1)	(1.1)%
Latin America	3.3	15.0	(11.7)	(78.0)%
Totals	$204.6	$196.7	$7.9	4.0%

The decrease in North America revenues for the three months ended June 30, 2003 compared to the same period in 2002 was primarily due to a $14.4 million decline in customer care, customer acquisition, and technical support services we provided to a number of our large global clients partially offset by a $1.5 million increase in revenues by our risk management business.  The primary reason for the decrease in revenues is due to pricing pressure resulting from excess capacity in North America, created primarily by the movement of business offshore.The transfer of certain business to lower cost labor markets offshore also results in lower revenues for the same volume of business.  In addition, revenues were lower in the three months ended June 30, 2003 compared to the same period in 2002 due to a decline in outbound acquisition programs.

European revenues for the three months ended June 30, 2003 increased $32.4 million compared to the same period in 2002. The increase was due in part to a $19.2 million, or 59%, increase from higher sales volumes from existing clients and the implementation of multiple pan-European client accounts that commenced in early 2003. The weakening of the U.S. dollar versus the British pound and Euro accounted for $13.2 million, or 41%, of the increase.

The weakening of the U.S. dollar accounted for a $1.1 million increase in Asia Pacific revenues in the six months ended June 30, 2003 compared to the same period in 2002 offset by $1.2 million decrease in revenue as a result of lower sale volumes.

The decrease in Latin American revenues was primarily due to the change in how we reported our investment in certain Latin America affiliates. As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of this change, our Latin America revenues no longer include the revenues associated with the joint venture resulting in a $12.4 million decline in revenues in the three months ended June 30, 2003 compared to the same period in 2002. The strengthening of the U.S. dollar accounted for a $0.6 million decrease in Latin American revenues in the three months ended June 30, 2003 compared to the same period in 2002. Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenues in the three months ended June 30, 2003 increased $1.3 million compared to the same period in 2002 as a result of higher sale volumes.

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

As a percentage of revenues, direct labor and telecommunications expenses increased to 59.5% during the three months ended June 30, 2003 compared to 56.2% in the same period of 2002. However, as we discuss in the following section, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues increased to 60.6% during the three months ended June 30, 2003 compared to 57.6% in the same period of 2002. Ramp up costs of some new programs in North America and Europe was the primary reason for the increase in the three months ended June 2003 compared to the same period in 2002.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and through our India joint venture, and other out-of-pocket expenses. Subcontracted and other services expenses decreased $1.0 million, or 7.2%, in the three months ended June 30, 2003 compared to the same period of 2002 primarily due to lower subcontracted service volume provided by our India joint venture. Subcontracted expenses for services provided by our India joint venture for the three months ended June 30, 2003 and 2002 were $2.9 million and $4.0 million, respectively.  Amounts payable to our India joint venture were $2.4 million and $2.5 million as of June 30, 2003 and December 31, 2002, respectively, and are included in trade accounts payable in the consolidated condensed balance sheets.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $7.4 million, or 11.7%, in the three months ended June 30, 2003 compared to the same period of 2002.  Excluding the impact of the change in accounting of certain Latin American affiliates as described previously, operating, selling and administrative expenses increased $10.0 million, or 15.8%, in the three months ended June 30, 2003 compared to the same period of 2002. The weakening of the U.S. dollar compared to the primary currency in the jurisdictions in which we operate accounted for $4.5 million of the increase. As a percentage of revenues, operating, selling and administrative expenses increased to 34.6% in the three months ended June 30, 2003 compared to 32.2% in the same period of 2002 primarily as a result of increased investments in infrastructure to support European expansions and increased costs associated with expanded sales and marketing programs.

Operating Income (Loss)

Operating income (loss) decreased $9.6 million in the three months ended June 30, 2003 compared to the same period of 2002 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, remained consistent in the three months ended June 30, 2003 compared to the same period in 2002.

Equity in Earnings of Affiliates

The decrease in equity in earnings of affiliates in the three months ended June 30, 2003 compared to the same period in 2002 primarily relates to reduced earnings from our India joint venture.

Other Income (Expense), Net

Other income (expense), increased to $1.4 million of other income in the three months ended June 30, 2003 compared to the same period in 2002 primarily as a result of foreign currency remeasurement gains arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

As discussed in more detail under “Critical Accounting Policies and Estimates,” the effective tax rate for the three months ended June 30, 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

The effective tax rate on income before income taxes and minority interest for the three months ended June 30, 2002 as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

Six Months Ended June 30, 2003 Compared to the Same Period of 2002

Revenues

Revenues increased $8.9 million, or 2.3%, in the six months ended June 30, 2003 compared to the same period of 2002. The changes in revenues by geographic region are shown in the following table:

Six Months Ended June 30,	2003	2002	Change	Change
	(in millions)
North America	$226.5	$248.2	$(21.6)	(8.7)%
Europe	151.5	97.7	53.8	55.1%
Asia Pacific	15.0	13.9	1.1	7.7%
Latin America	5.6	30.0	(24.4)	81.3%
Totals	$398.7	$389.8	$8.9	2.3%

The decrease in North America revenues for the six months ended June 30, 2003 compared to the same period in 2002 was due primarily to a $27.8 million decline in customer care, customer acquisition, and technical support services we provided to a number of our large global clients offset by a $5.7 million increase in revenues by our risk management business.  The primary reason for the decrease in revenues is due to pricing pressure resulting from excess capacity in North America, created primarily by the movement of business offshore. The transfer of certain business to lower cost labor markets offshore also results in lower revenues for the same volume of business.

European revenues for the six months ended June 30, 2003 increased $53.8 million compared to the same period in 2002. The increase was due in part to a $29.4 million, or 55%, increase from higher sales volumes from existing clients and the implementation of multiple pan-European client accounts that commenced in early 2003. The weakening of the U.S. dollar versus the British pound and Euro accounted for $24.5 million, or 45%, of the increase.

The weakening of the U.S. dollar accounted for a $2.6 million increase in Asia Pacific revenues in the six months ended June 30, 2003 compared to the same period in 2002. Excluding the impact of changes in foreign currency, revenues in the six months ended June 30, 2003 decreased $1.6 million compared to the same period in 2002 as a result of lower Asia Pacific sale volumes.

As a result of the change in accounting as previously discussed, Latin America revenues declined $25.0 million in the six months ended June 30, 2003 compared to the same period in 2002. The strengthening of the U.S. dollar accounted for a $1.6 million decrease in Latin American revenues in the six months ended June 30, 2003 compared to the same period in 2002. Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenues in the six months ended June 30, 2003 increased $2.2 million compared to the same period in 2002 as a result of higher sale volumes.

Direct Labor and Telecommunications Expenses

As a percentage of revenues, direct labor and telecommunications expenses increased to 58.3% during the six months ended June 30, 2003 compared to 57.1% in the same period of 2002. However, as we discuss in the following section, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenues we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenues increased to 59.5% during the six months ended June 30, 2003 compared to 58.1% in the same period of 2002. Ramp up costs of some new programs in North America and Europe was the primary reason for the increase in the six months ended June 2003 compared to the same period in 2002.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses increased $1.1 million, or 4.2%, in the six months ended June 30, 2003 compared to the same period of 2002 primarily due to higher subcontracted service volume provided by our India joint venture. Subcontracted expenses for services provided by our India joint venture for the six months ended June 30, 2003 and 2002 were $6.3 million and $5.7 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses increased $11.3 million, or 9.0%, in the six months ended June 30, 2003 compared to the same period of 2002.  The change in accounting of certain Latin American affiliates as described previously, reduced operating, selling and administrative expenses $5.1 million in the six months ended June 30, 2003 compared to the same period of 2002. The weakening of the U.S. dollar compared to the primary currency in the jurisdictions in which we operate accounted for an $8.5 million increase in the six months ended June 30, 2003 compared to the same period in 2002.  As a percentage of revenues, operating, selling and administrative expenses increased to 34.2% in the six months ended June 30, 2003 compared to 32.1% in the same period of 2002 primarily as a result increased investments in infrastructure to support European expansions and increased costs associated with expanded sales and marketing programs

Asset Impairment and Restructuring Expenses

As a result of certain client contract negotiations that concluded during the first quarter of 2003, we re-assessed our facilities requirements and determined that a certain facility subject to an operating lease was no longer needed. As a result, we recorded asset impairment and restructuring expenses of $0.8 million during the first quarter of 2003 related to the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million for scheduled payments of operating leases for which we will receive no future economic benefit.

Operating Income (Loss)

Operating income decreased $14.0 million in the six months ended June 30, 2003 compared to the same period of 2002 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, remained consistent in the six months ended June 30, 2003 compared to the same period in 2002.

Equity in Earnings of Affiliates

The decrease in equity in earnings of affiliates in the six months ended June 30, 2003 compared to the same period in 2002 primarily relates to reduced earnings from our India joint venture.

Other Income (Expense), Net

Other income (expense), net, increased $1.0 million of other income in the six months ended June 30, 2003 compared to the same period in 2002. The increase was primarily a result of foreign currency remeasurement gains arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency offset by an impairment charge of $0.5 million to reduce our basis in an investment to fair value. Based upon our review of an investee’s financial condition, results of operations and operating trends and the implied value from recent rounds of financing completed by the investee, we determined that an other-than-temporary impairment existed for one of our investments.

Income Tax Expense

As discussed in more detail under “Critical Accounting Policies and Estimates,” the effective tax rate for the six months ended June 30, 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

The effective tax rate on income before income taxes and minority interest for the six months ended June 30, 2002 as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

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

Six Months Ended June 30,	2003	2002
	(in millions)
Net cash provided by (used in):
Operating activities	$14.4	$24.6
Investing activities	(15.1)	(17.6)
Financing activities	(2.0)	(1.3)

2003

In the six months ended June 30, 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $15.5 million and $8.6 million of increases in trade accounts payable and other liabilities offset by increases in trade accounts receivable and other assets of $9.7 million.

In the six months ended June 30, 2003, we used cash for investing activities to purchase $14.1 million of property and equipment and used $1.0 million to increase investments in affiliates.

In the six months ended June 30, 2003, we used cash for financing activities to repay $1.1 million of borrowings. In addition, we used cash to purchase a total of $0.8 million of common stock under our existing stock purchase program.

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

We have a three-year $50 million revolving credit facility which expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At June 30, 2003, we had $46.5 million of available borrowings under the new credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash, leases of property and equipment, and the funds available under our credit facility. We estimate that our third quarter of 2003 capital expenditures will range from $5 million to $8 million to cover technology upgrades, asset replacement and new business initiatives.  Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.  These contractual obligations and commitments include:

•                                          $100.0 million of long-term debt as shown in our consolidated condensed balance sheet at June 30, 2003,

•                                          $9.9 million of capital lease obligations as shown in our consolidated condensed balance sheet at June 30, 2003, and

•                                          operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2016.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which is effective for fiscal years beginning after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted SFAS 146 on January 1, 2003. See Note 4 to the consolidated condensed financial statements for disclosure of asset impairment and restructuring expenses recorded during the first quarter of 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective prospectively for new or modified contracts beginning July 1, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 applies as of July 1, 2003 for existing arrangements. We are currently assessing the impact, if any, the application of FIN 46 is expected to have on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 is not expected to have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three and six-month periods ended June 30, 2003, our average borrowings under our bank credit facility were $3.2 million and $3.8 million respectively. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)          Date and Type of Meeting

The Company held its Annual Meeting of Stockholders on May 2, 2003.

(b)   Matters Voted Upon and Number of Votes Cast

There were 68,210,743 shares of Common Stock represented at the meeting in person or by proxy. Three proposals were presented to the stockholders and all were approved.  The voting on the proposals was as follows:

1.               Election of two directors for a three-year term:

	FOR	WITHHELD
Kelvin C Berens	64,482,235	3,728,508
George J. Kubat	64,517,112	3,693,631

2.               Approval of Amendment to 1999 Stock Incentive Plan

Number of Affirmative Votes Cast	38,570,093
Number of Negative Votes Cast	29,502,613
Number of Abstentions	138,036

3.               Ratification of the selection of KPMG LLP as independent accountants for the year ended December 31, 2003:

Number of Affirmative Votes Cast	67,072,622
Number of Negative Votes Cast	1,090,160
Number of Abstentions	47,960

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

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit No.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated April 30, 2003, which reported under Items 5, 7 and 9 the issuance of three press releases. All three press releases were filed as exhibits to the Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation (Registrant)

Date: August 14, 2003	By	/s/ James F. Lynch
James F. Lynch
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation (Registrant)

Date: August 14, 2003	By	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President, Controller and Treasurer (Duly Authorized Officer Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002