Form 10-Q
period 2003-09-30
SITEL CORP
filed 2003-11-14
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

Commission File Number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12577	SITEL CORPORATION	47-0684333

MINNESOTA

(State or Other Jurisdiction of Incorporation or Organization)

7277 WORLD COMMUNICATIONS DRIVE
OMAHA, NEBRASKA	68122
(Address of Principal Executive Offices)	(Zip Code)
(402) 963-6810
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 Par Value	The New York Stock Exchange

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

 YES   ☒    NO   ☐

COMMON STOCK, $.001 PAR VALUE – 74,363,431 SHARES OUTSTANDING AS OF OCTOBER 31, 2003

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

Signature

Exhibit Index

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$208,755	$190,670	$607,415	$580,449

Operating expenses:
Direct labor and telecommunications expenses	124,899	107,360	357,335	330,027
Subcontracted and other services expenses	13,799	15,099	40,352	40,590
Operating, selling and administrative expenses	70,453	64,135	206,840	189,230
Asset impairment and restructuring expenses	—	1,444	796	1,444
Total operating expenses	209,151	188,038	605,323	561,291

Operating income (loss)	(396)	2,632	2,092	19,158

Other income (expense):
Interest expense, net	(2,993)	(2,781)	(8,591)	(8,317)
Equity in earnings of affiliates	518	1,119	1,458	2,466
Other income (expense), net	(317)	(194)	418	(417)
Total other expense, net	(2,792)	(1,856)	(6,715)	(6,268)

Income (loss) before income taxes, minority interest and change in accounting method	(3,188)	776	(4,623)	12,890

Income tax expense	651	303	2,090	5,027
Minority interest	107	456	415	1,597
Income (loss) before change in accounting method	(3,946)	17	(7,128)	6,266

Cumulative effect of a change in accounting for goodwill	—	—	—	(18,399)
Net income (loss)	$(3,946)	$17	$(7,128)	$(12,133)

Weighted average common shares outstanding:
Basic	73,584	74,224	73,969	74,221
Diluted	73,584	74,255	73,969	74,366

Earnings per share:

Basic:
Income (loss) before change in accounting method	$(0.05)	$0.00	$(0.10)	$0.08
Cumulative effect of change in accounting for goodwill	—	—	—	(0.25)
Net income (loss)	$(0.05)	$0.00	$(0.10)	$(0.16)

Diluted:
Income (loss) before change in accounting method	$(0.05)	$0.00	$(0.10)	$0.08
Cumulative effect of change in accounting for goodwill	—	—	—	(0.25)
Net income (loss)	$(0.05)	$0.00	$(0.10)	$(0.16)

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,567	$34,142
Trade accounts receivable (net of allowance for doubtful accounts of $2,765 and $4,011, respectively)	151,083	128,643
Prepaid expenses	8,846	7,173
Deferred income taxes	5,180	5,141
Other assets	9,966	8,557
Total current assets	202,642	183,656

Property and equipment, net	87,528	86,883

Other assets:
Goodwill	51,666	49,724
Deferred income taxes	6,201	6,191
Investment in affiliates	18,862	18,461
Other assets	7,562	7,062
Total assets	$374,461	$351,977

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,824	$5,404
Current portion of capital lease obligations	2,508	1,951
Trade accounts payable	28,202	28,612
Income taxes payable	2,921	1,788
Accrued wages, salaries and bonuses	40,502	28,283
Accrued operating expenses	36,302	30,129
Deferred revenue and other	5,855	6,871
Total current liabilities	124,114	103,038
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	100,000
Capital lease obligations, excluding current portion	8,852	7,307
Deferred compensation	1,408	1,394
Deferred income taxes	346	296
Total liabilities	234,720	212,035

Minority interests	1,195	780
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 73,590,989 and 74,363,431 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,703	168,706
Accumulated other comprehensive loss	(9,706)	(17,262)
Accumulated deficit	(19,360)	(12,193)
Less treasury stock, at cost, 772,442 and 120,663 common shares, respectively	(1,165)	(163)

Total stockholders’ equity	138,546	139,162
Total liabilities and stockholders’ equity	$374,461	$351,977

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(7,128)	$(12,133)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting method	—	18,399
Asset impairment and restructuring provision	796	1,444
Depreciation and amortization	27,702	25,564
Loss on disposal of assets	20	70
Provision for deferred income taxes	1	(182)
Equity in earnings of affiliates	(1,458)	(2,466)
Impairment of equity investments	500	—
Changes in operating assets and liabilities:
Trade accounts receivable	(19,814)	(11,469)
Other assets	197	(959)
Trade accounts payable	1,414	3,685
Other liabilities	11,853	4,336
Net cash flows from operating activities	14,083	26,289

Cash flows from investing activities:
Purchases of property and equipment	(19,057)	(23,388)
Dividends received from affiliates	1,085	—
Proceeds from sales of property and equipment	—	2,488
Increase in other assets	—	(277)
Investment in affiliates	(1,000)	—
Net cash flows from investing activities	(18,972)	(21,177)

Cash flows from financing activities:
Borrowings on debt	8,537	36,930
Repayments of debt	(6,614)	(33,915)
Repayments of capital lease obligations	(1,887)	(1,690)
Treasury stock reissuances (repurchases), net	(1,120)	49
Capital distributions to minority interest	—	(1,501)
Other	59	43
Net cash flows from financing activities	(1,025)	(84)
Effect of exchange rates on cash	(661)	(1,053)
Net increase (decrease) in cash	(6,575)	3,975
Cash and cash equivalents, beginning of period	34,142	22,156
Cash and cash equivalents, end of period	$27,567	$26,131

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease (“EITF 01-8”). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The new rules will be applied prospectively to such contracts entered into or modified after July 1, 2003. The adoption of EITF 01-8 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 applies in the first fiscal year or interim period ending after December 15, 2003. We have not completed our assessment of the impact of FIN 46, but do not anticipate a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine-month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(3,946)	$17	$(7,128)	$(12,133)
Other comprehensive income (loss):
Currency translation adjustment	472	(1,242)	7,556	6,211
Comprehensive income (loss)	$(3,474)	$(1,225)	$428	$(5,922)

Accumulated other comprehensive income included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3. Goodwill

As of January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and we ceased amortizing goodwill, including equity method goodwill, beginning January 1, 2002.  SFAS 142 also required the Company to complete a transitional impairment analysis of the Company’s goodwill based upon the estimated fair values of the Company’s goodwill as of January 1, 2002.  The Company completed the transitional impairment analysis prior to the issuance of the annual 2002 consolidated financial statements and, as a result, recorded a goodwill impairment loss of $18.4 million (net of tax).  The transitional impairment loss was recorded as a cumulative effect of an accounting change as of

January 1, 2002, in the annual 2002 consolidated financial statements.  The accompanying consolidated condensed statements of income (loss) and cash flows for the nine-months ended September 30, 2002 have been restated to include the January 1, 2002 impairment charge as a cumulative effect of a change in accounting.

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

Note 4.  Asset Impairment and Restructuring Expenses

As a result of certain client contract negotiations that concluded during the first quarter of 2003, we re-assessed our facilities requirements and determined that a certain facility subject to an operating lease was no longer needed. As a result, we recorded asset impairment and restructuring expenses of $0.8 million during the nine-months ended September 30, 2003 related to the write-off of abandoned leasehold improvements of $0.4 million and for $0.4 million of scheduled payments of operating leases for which we will receive no future economic benefit. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants.

The additional remaining asset impairment and restructuring accruals relate to previous restructurings in conjunction with our plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability, which was announced in June 2001.

The components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet are summarized in the following table (in millions):

	Accrual Balance December 31, 2002	Expensed in 2003	Paid in 2003	Other	Accrual Balance September 30, 2003

Severance	$0.3	$—	$—	$—	$0.3
Facility closure or reduction	6.4	0.4	(2.4)	0.1	4.5
Other	0.3	—	(0.3)	—	—
Total	$7.0	$0.4	$(2.7)	$0.1	$4.8

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

Note 5. Investments in Affiliates

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies. These investments are included in investments in affiliates in the consolidated condensed balance sheets. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. We also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the first quarter of 2003, we determined that an other-than-temporary impairment existed for one of our investments. An impairment charge of $0.5 million has been recorded in other income (expense), net in the consolidated condensed statement of income (loss) for the nine-months ended September 30, 2003.

Subcontracted and other services expenses include services provided by our India joint venture for the three-month periods ended September 30, 2003 and 2002 were $2.8 million and $4.7 million, respectively. Subcontracted expenses for services provided by our India joint venture for the nine-month periods ended September 30, 2003 and 2002 were $9.5 million and $10.3 million, respectively.

The Company had payables of $1.8 million and $2.5 million at September 30, 2003 and December 31, 2002, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

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

Accounting principles generally accepted in the United States of America provide an alternative method of measuring and recognizing employee compensation expense for stock options to the intrinsic value method.  The alternative method (“fair value”) requires an estimate of the fair value of the stock options granted to employees and directors at the date of grant using a valuation model, with the recognition of expense occurring over the vesting period of the options.  Had the fair value method of accounting been used in the preparation of the accompanying consolidated condensed financial statements, the effects on net income (loss) and earnings per share as reported would be as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss):
As reported	$(3,946)	$17	$(7,128)	$(12,133)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(267)	(599)	(975)	(1,797)
Pro forma net loss	$(4,213)	$(582)	$(8,103)	$(13,930)

Income (loss) per common share:
As reported:
Basic	$(0.05)	$0.00	$(0.10)	$(0.16)
Diluted	(0.05)	0.00	(0.10)	(0.16)
Pro forma:
Basic	(0.06)	(0.01)	(0.11)	(0.19)
Diluted	(0.06)	(0.01)	(0.11)	(0.19)

The per share weighted-average fair value of stock options granted for the nine months ended September 30, 2003 and 2002 was $0.76 and $1.61, respectively. The per share weighted-average fair value of stock options granted was determined on the date of grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions for the nine months ended September 30:

Year	Volatility Factor	Risk-Free Interest Rate	Expected Life (Years)

2003	64.5%	2.9%	5.0
2002	69.2%	2.0%	5.0

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of September 30, 2003, options granted under these plans aggregating 2,781,074 remained outstanding with strike prices ranging from $2.41 to $12.65. The last of these options will expire on February 1, 2009. We will not grant additional options under these plans. The following table sets forth shares subject to options:

Year	Number of Options	Weighted- Average Exercise Price per Share

Balance January 1, 2003	8,805,281	$3.83

Granted	386,129	1.37
Exercised	—	—
Canceled	(1,500,753)	3.56
Balance, September 30, 2003	7,690,657	$3.77

The options exercisable at the end of each period were:

Year	Number of Options	Weighted- Average Exercise Price per Share

December 31, 2002	2,611,204	$4.77
September 30, 2003	3,206,553	$4.63

The following table summarizes stock options outstanding at September 30, 2003:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price

$1.24 to $1.75	524,029	8.8	$1.51
$1.76 to $4.00	5,200,608	6.5	$3.07
$4.01 to $6.33	1,132,615	5.5	$4.82
$6.34 to $7.22	572,195	6.2	$6.69
$7.23 to $12.66	201,210	4.4	$9.77
$12.67 to $20.00	60,000	3.5	$17.35

The following table summarizes stock options exercisable at September 30, 2003:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price

$1.24 to $1.75	75,240	$1.75
$1.76 to $4.00	1,695,891	$3.16
$4.01 to $6.33	808,645	$4.82
$6.34 to $7.22	366,777	$6.70
$7.23 to $12.66	200,000	$9.75
$12.67 to $20.00	60,000	$17.35

Note 7. Contingencies

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but management believes, after consultation with counsel, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

One of our clients has received letters from time to time containing an offer to license and suggesting that the client might be infringing certain patents related to computerized telephonic voice response systems without the license. The client has indicated that if any infringement occurred the client would seek contractual indemnity from us. In such an event, we would expect to seek contractual indemnity from certain of our vendors. Any such contractual indemnity we might obtain may not be sufficient to cover all of the costs of investigating and resolving such matter. We might also seek a license under the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing. To our knowledge, no litigation has been initiated against our client or us concerning this matter. At this stage, due to the inherent uncertainties, we are unable to predict whether this matter may have a material adverse effect on our business or on our financial condition or results of operation.

Note 8. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•                                            Consolidating Condensed Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine- month periods ended September 30, 2003 and 2002,

•                                            Consolidating Condensed Balance Sheets at September 30, 2003 and December 31, 2002, and

•                                            Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.

Consolidating Condensed Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended September 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)

Revenues	$94,386	$9,392	$106,418	$(1,441)	$208,755

Operating expenses:
Direct labor and telecommunications expenses	53,218	5,283	66,398	—	124,899
Subcontracted and other services expenses	12,391	831	1,851	(1,274)	13,799
Operating, selling and administrative expenses	27,891	2,733	39,996	(167)	70,453
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	93,500	8,847	108,245	(1,441)	209,151

Operating income (loss)	886	545	(1,827)	—	(396)

Other income (expense):
Interest expense, net	(2,588)	(3)	(402)	—	(2,993)
Equity in earnings (losses) of affiliates	(3,009)	(3,771)	518	6,780	518
Other income (expense), net	765	220	(1,302)	—	(317)
Total other income (expense), net	(4,832)	(3,554)	(1,186)	6,780	(2,792)

Income (loss) before income taxes, minority interest and change in accounting method	(3,946)	(3,009)	(3,013)	6,780	(3,188)

Income tax expense	—	—	651	—	651
Minority interest	—	—	107	—	107
Income (loss) before change in accounting method	(3,946)	(3,009)	(3,771)	6,780	(3,946)

Cumulative effect of a change in accounting method	—	—	—	—	—
Net income (loss)	$(3,946)	$(3,009)	$(3,771)	$6,780	$(3,946)

Currency translation adjustment	472	6	684	(690)	472
Comprehensive income (loss)	$(3,474)	$(3,003)	$(3,087)	$6,090	$(3,474)

Three Months Ended September 30, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)

Revenues	$90,645	$14,609	$86,771	$(1,355)	$190,670

Operating expenses:
Direct labor and telecommunications expenses	48,078	7,729	51,553	—	107,360
Subcontracted and other services expenses	12,156	752	2,191	—	15,099
Operating, selling and administrative expenses	30,276	3,468	31,746	(1,355)	64,135
Asset impairment and restructuring expenses	1,347	—	97	—	1,444
Total operating expenses	91,857	11,949	85,587	(1,355)	188,038

Operating income (loss)	(1,212)	2,660	1,184	—	2,632

Other income (expense):
Interest expense, net	(2,646)	(24)	(111)	—	(2,781)
Equity in earnings (losses) of affiliates	1,549	(59)	1,119	(1,490)	1,119
Other income (expense), net	(76)	—	(118)	—	(194)
Total other income (expense), net	(1,173)	(83)	890	(1,490)	(1,856)

Income (loss) before income taxes, minority interest and change in accounting method	(2,385)	2,577	2,074	(1,490)	776

Income tax expense (benefit)	(2,402)	1,028	1,677	—	303
Minority interest	—	—	456	—	456
Income (loss) before change in accounting method	17	1,549	(59)	(1,490)	17

Cumulative effect of a change in accounting method	—	—	—	—	—
Net income (loss)	$17	$1,549	$(59)	$(1,490)	$17

Currency translation adjustment	(1,242)	(1,486)	(1,373)	2,859	(1,242)
Comprehensive income (loss)	$(1,225)	$63	$(1,432)	$1,369	$(1,225)

Nine Months Ended September 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)

Revenues	$270,355	$30,833	$310,642	$(4,415)	$607,415

Operating expenses:
Direct labor and telecommunications expenses	148,837	17,025	191,473	—	357,335
Subcontracted and other services expenses	36,197	2,142	4,558	(2,545)	40,352
Operating, selling and administrative expenses	85,985	8,383	114,342	(1,870)	206,840
Asset impairment and restructuring expenses	—	—	796	—	796
Total operating expenses	271,019	27,550	311,169	(4,415)	605,323

Operating income (loss)	(664)	3,283	(527)	—	2,092

Other income (expense):
Interest expense, net	(7,654)	(11)	(926)	—	(8,591)
Equity in earnings (losses) of affiliates	(910)	(4,487)	1,458	5,397	1,458
Other income (expense), net	2,100	305	(1,987)	—	418
Total other expense, net	(6,464)	(4,193)	(1,455)	5,397	(6,715)

Income (loss) before income taxes, minority interest and change in accounting method	(7,128)	(910)	(1,982)	5,397	(4,623)

Income tax expense	—	—	2,090	—	2,090
Minority interest	—	—	415	—	415
Income (loss) before change in accounting method	(7,128)	(910)	(4,487)	5,397	(7,128)

Cumulative effect of a change in accounting method	—	—	—	—	—
Net income (loss)	$(7,128)	$(910)	$(4,487)	$5,397	$(7,128)

Currency translation adjustment	7,556	124	4,439	(4,563)	7,556
Comprehensive income (loss)	$428	$(786)	$(48)	$834	$428

Nine Months Ended September 30, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)

Revenues	$290,149	$38,584	$255,004	$(3,288)	$580,449

Operating expenses:
Direct labor and telecommunications expenses	156,733	20,751	152,543	—	330,027
Subcontracted and other services expenses	33,058	2,082	5,450	—	40,590
Operating, selling and administrative expenses	91,524	9,616	91,378	(3,288)	189,230
Asset impairment and restructuring expenses	1,347	—	97	—	1,444
Total operating expenses	282,662	32,449	249,468	(3,288)	561,291

Operating income (loss)	7,487	6,135	5,536	—	19,158

Other income (expense):
Interest expense, net	(7,850)	(163)	(304)	—	(8,317)
Equity in earnings (losses) of affiliates	(13,410)	(17,053)	2,466	30,463	2,466
Other income (expense), net	(387)	—	(30)	—	(417)
Total other expense, net	(21,647)	(17,216)	2,132	30,463	(6,268)

Income (loss) before income taxes, minority interest and change in accounting method	(14,160)	(11,081)	7,668	30,463	12,890

Income tax expense	(2,027)	2,329	4,725	—	5,027
Minority interest	—	—	1,597	—	1,597
Income (loss) before change in accounting method	(12,133)	(13,410)	1,346	30,463	6,266

Cumulative effect of a change in accounting method	—	—	(18,399)	—	(18,399)
Net income (loss)	$(12,133)	$(13,410)	$(17,053)	$30,463	$(12,133)

Currency translation adjustment	6,211	3,828	4,874	(8,702)	6,211
Comprehensive income (loss)	$(5,922)	$(9,582)	$(12,179)	$21,761	$(5,922)

Consolidating Condensed Balance Sheet

At September 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,965	$3,784	$9,818	$—	$27,567
Trade accounts receivable, net	85,907	59,739	91,114	(85,677)	151,083
Prepaid expenses and other current assets	8,019	38	15,935	—	23,992
Total current assets	107,891	63,561	116,867	(85,677)	202,642

Property and equipment, net	21,196	2,457	63,875	—	87,528

Other assets:
Goodwill	19,577	14	32,075	—	51,666
Deferred income taxes	6,100	—	101	—	6,201
Investments in affiliates	1,191	—	16,422	1,249	18,862
Other assets	6,281	56	1,225	—	7,562
Investments in subsidiaries	123,419	95,979	—	(219,398)	—
Total assets	$285,655	$162,067	$230,565	$(303,826)	$374,461

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$7,824	$—	$7,824
Current portion of capital lease obligations	728	117	1,663	—	2,508
Trade accounts payable	13,548	36,194	64,137	(85,677)	28,202
Accrued expenses and other current liabilities	31,491	2,207	51,960	(78)	85,580
Total current liabilities	45,767	38,518	125,584	(85,755)	124,114
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	66	130	8,656	—	8,852
Deferred compensation	1,408	—	—	—	1,408
Deferred income taxes	—	—	346	—	346
Total liabilities	147,241	38,648	134,586	(85,755)	234,720

Minority interests	—	—	1,195	—	1,195

Stockholders’ equity	138,414	123,419	94,784	(218,071)	138,546
Total liabilities and stockholders’ equity	$285,655	$162,067	$230,565	$(303,826)	$374,461

At December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,615	$2,855	$14,672	$—	$34,142
Trade accounts receivable, net	90,679	21,512	69,062	(52,610)	128,643
Prepaid expenses and other current assets	6,954	138	13,779	—	20,871
Total current assets	114,248	24,505	97,513	(52,610)	183,656

Property and equipment, net	25,768	1,875	59,240	—	86,883

Other assets:
Goodwill	19,576	—	30,148	—	49,724
Deferred income taxes	6,100	—	91	—	6,191
Investments in affiliates	1,000	—	17,461	—	18,461
Other assets	6,205	70	787	—	7,062
Investments in subsidiaries	123,826	100,588	—	(224,414)	—
Total assets	$296,723	$127,038	$205,240	$(277,024)	$351,977

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,404	$—	$—	$—	$5,404
Current portion of capital lease obligations	1,065	—	886	—	1,951
Trade accounts payable	11,835	890	68,118	(52,231)	28,612
Accrued expenses and other current liabilities	29,271	2,322	35,936	(458)	67,071
Total current liabilities	47,575	3,212	104,940	(52,689)	103,038
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	520	—	6,787	—	7,307
Deferred compensation	1,394	—	—	—	1,394
Deferred income taxes	—	—	296	—	296
Total liabilities	149,489	3,212	112,023	(52,689)	212,035

Minority interests	—	—	780	—	780

Stockholders’ equity	147,234	123,826	92,437	(224,335)	139,162
Total liabilities and stockholders’ equity	$296,723	$127,038	$205,240	$(277,024)	$351,977

Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)

Net cash flows from operating activities	$13,313	$4,131	$(3,361)	$—	$14,083

Cash flows from investing activities:
Investment in subsidiaries	—	—	—	—	—
Purchases of property and equipment	(3,750)	(671)	(14,636)	—	(19,057)
Proceeds from sales of property and equipment	—	—	—	—	—
Dividends received from affiliates	—	—	1,085	—	1,085
Investment in affiliates	(1,000)	—	—	—	(1,000)
Net cash flows from investing activities	(4,750)	(671)	(13,551)	—	(18,972)

Cash flows from financing activities:
Borrowings on debt	441	—	8,096	—	8,537
Repayments of debt and capital lease obligations	(7,214)	—	(1,287)	—	(8,501)
Net capital contribution from parent	—	—	—	—	—
Net borrowings and payments in intercompany balances	(682)	(2,531)	3,213	—	—
Treasury stock reissuances (repurchases), net	(1,120)	—	—	—	(1,120)
Other	59	—	—	—	59
Net cash flows from financing activities	(8,516)	(2,531)	10,022	—	(1,025)
Effect of exchange rates on cash	(2,697)	—	2,036	—	(661)
Net increase (decrease) in cash	(2,650)	929	(4,854)	—	(6,575)
Cash and cash equivalents, beginning of period	16,615	2,855	14,672	—	34,142
Cash and cash equivalents, end of period	$13,965	$3,784	$9,818	$—	$27,567

Nine Months Ended September 30, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)

Net cash flows from operating activities	$17,285	$(7,232)	$16,236	$—	$26,289

Cash flows from investing activities:
Investment in subsidiaries	29	8,387	—	(8,416)	—
Purchases of property and equipment	(8,909)	—	(14,479)	—	(23,388)
Proceeds from sales of property and equipment	—	—	2,488	—	2,488
Increase in other assets	(281)	—	4	—	(277)
Investment in affiliates	—	—	—	—	—
Net cash flows from investing activities	(9,161)	8,387	(11,987)	(8,416)	(21,177)

Cash flows from financing activities:
Borrowings on debt	31,750	—	5,180	—	36,930
Repayments of debt and capital lease obligations	(33,169)	—	(2,436)	—	(35,605)
Net capital contribution from parent	—	(29)	(8,387)	8,416	—
Net borrowings and payments in intercompany balances	2,193	—	(2,193)	—	—
Treasury stock reissuances	49	—	—	—	49
Capital distributions to minority interest	—	—	(1,501)	—	(1,501)
Other	—	—	43	—	43
Net cash flows from financing activities	823	(29)	(9,294)	8,416	(84)
Effect of exchange rates on cash	(1,044)	—	(9)	—	(1,053)
Net increase (decrease) in cash	7,903	1,126	(5,054)	—	3,975
Cash and cash equivalents, beginning of period	6,814	2,202	13,140	—	22,156
Cash and cash equivalents, end of period	$14,717	$3,328	$8,086	$—	$26,131

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

As you read this discussion and analysis, refer to our consolidated condensed statements of income (loss), which present the results of our operations for the three and nine-month periods ended September 30, 2003 and 2002, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 70.8% and 66.9% of our revenues for the three-month periods ended September 30, 2003 and 2002, respectively, and 69.6% and 67.3% for the nine-month periods ended September 30, 2003 and 2002, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 22.3% and 22.5% of our revenues for the three-month periods ended September 30, 2003 and 2002, respectively, and 21.6% and 23.3% for the nine-month periods ended September 30, 2003 and 2002, respectively. We signed agreements to extend until January 2005, two of our primary contracts with General Motors. We did not have any other clients under common control that generated more than 10% of our revenues. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in certain tax jurisdictions. Cumulative losses weigh heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state and foreign tax jurisdictions for the three and nine-month periods ended September 30, 2003. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of operations. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record additional valuation allowance through income tax expense in the period such determination is made.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2003 Compared with the Same Periods of 2002

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Net Income

The following table summarizes our income statement data on a percentage-of-revenue basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	$	%	$	%	$	%	$	%
	(in thousands)				(in thousands)
Revenues	$208,755	100.0%	$190,670	100.0%	$607,415	100.0%	$580,449	100.0%

Direct labor and telecommunications expenses	124,899	59.8%	107,360	56.3%	357,335	58.8%	330,027	56.9%
Subcontracted and other services expenses	13,799	6.6%	15,099	7.9%	40,352	6.6%	40,590	7.0%
Operating, selling and administrative expenses	70,453	33.8%	64,135	33.6%	206,840	34.1%	189,230	32.6%
Asset impairment and restructuring expenses	—	0.0%	1,444	0.8%	796	0.1%	1,444	0.2%
Operating income (loss)	(396)	-0.2%	2,632	1.4%	2,092	0.3%	19,158	3.3%

Interest expense, net	(2,993)	-1.4%	(2,781)	-1.5%	(8,591)	-1.4%	(8,317)	-1.4%
Equity in earnings of affiliates	518	0.3%	1,119	0.6%	1,458	0.2%	2,466	0.4%
Other expense, net	(317)	-0.2%	(194)	-0.1%	418	0.1%	(417)	-0.1%
Income (loss) before income taxes, minority interest and change in accounting method	(3,188)	-1.5%	776	0.4%	(4,623)	-0.8%	12,890	2.2%

Income tax expense	651	0.3%	303	0.2%	2,090	0.3%	5,027	0.8%
Minority interest	107	0.1%	456	0.2%	415	0.1%	1,597	0.3%
Income (loss) before change in accounting method	(3,946)	-1.9%	17	0.0%	(7,128)	-1.2%	6,266	1.1%

Cumulative effect of change in accounting	—	0.0%	—	0.0%	—	0.0%	(18,399)	-3.2%
Net income (loss)	$(3,946)	-1.9%	$17	0.0%	$(7,128)	-1.2%	$(12,133)	-2.1%

Three Months Ended September 30, 2003 Compared to the Same Period of 2002

Revenues

Revenues increased $18.1million, or 9.5%, in the three months ended September 30, 2003 compared to the same period of 2002. The changes in revenues by geographic region are shown in the following table:

Three Months Ended September 30,	2003	2002	$ Change	% Change
	(in millions)
North America	$122.6	$118.0	$4.6	3.9%
Europe	74.4	52.7	21.7	41.2%
Asia Pacific	8.4	6.9	1.5	21.3%
Latin America	3.4	13.1	(9.7)	(74.0)%
Totals	$208.8	$190.7	$18.1	9.5%

The increase in North America revenues for the three months ended September 30, 2003 compared to the same period in 2002 was primarily due to a $5.8 million increase in customer care, customer acquisition, and technical support services we provided to a number of our large global clients partially offset by a $1.3 million decrease in revenues by our risk management business, North America revenues in the three months ended September 30, 2003 compared to the same period in 2002 were also impacted by a decline in outbound customer acquisition programs and pricing pressure resulting from continuing excess capacity created primarily by movement of business offshore.

European revenues for the three months ended September 30, 2003 increased $21.7 million compared to the same period in 2002. The increase was due in part to a $14.0 million, or 26.5%, increase from higher sales volumes from new and existing clients and the implementation of multiple pan-European client accounts that commenced in early 2003. The weakening of the U.S. dollar versus the British pound and Euro accounted for $7.7 million, or 41%, of the increase.

Asia Pacific revenues increased $1.5 million in the three months ended September 30, 2003 compared to the same period in 2002 primarily the result of the weakening of the U.S. dollar.

The decrease in Latin American revenues was primarily due to the change in how we reported our investment in certain Latin America affiliates. As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of this change, our Latin America revenues no longer include the revenues associated with the joint venture resulting in a $10.9 million decline in revenues in the three months ended September 30, 2003 compared to the same period in 2002. The strengthening of the U.S. dollar accounted for a $0.2 million increase in Latin American revenues in the three months ended September 30, 2003 compared to the same period in 2002. Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenues in the three months ended September 30, 2003 increased $1.0 million compared to the same period in 2002 as a result of higher sale volumes.

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

As a percentage of revenues, direct labor and telecommunications expenses increased to 59.8% during the three months ended September 30, 2003 compared to 56.3% in the same period of 2002. Pricing pressure resulting from continuing excess capacity created primarily by movement of business offshore and the ramp costs of new programs in North America and Europe were the primary reason for the increase in the three months ended September 30, 2003 compared to the same period in 2002.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and through our India joint venture, and other out-of-pocket expenses. Subcontracted and other services expenses decreased $1.3 million, or 8.6%, in the three months ended September 30, 2003 compared to the same period of 2002 primarily due to lower subcontracted service volume provided by our India joint venture. Subcontracted expenses for services provided by our India joint venture for the three months ended September 30, 2003 and 2002 were $2.8 million and $4.6 million, respectively.  Amounts payable to our India joint venture were $1.8 million and $2.4 million as of September 30, 2003 and December 31, 2002, respectively, and are included in trade accounts payable in the consolidated condensed balance sheets.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $6.3 million, or 9.9%, in the three months ended September 30, 2003 compared to the same period of 2002.  The change in accounting of certain Latin American affiliates as described previously, reduced operating, selling and administrative expenses $2.4 million in the three months ended September 30, 2003 compared to the same period of 2002. The weakening of the U.S. dollar compared to the primary currency in the jurisdictions in which we operate accounted for a $3.1 million increase in the three months ended September 30, 2003 compared to the same period in 2002.  Excluding the impact of the change in accounting and the impact of changes in foreign currency, operating, selling and administrative expenses in the three months ended September 30, 2003 increased $5.6 million compared to the same period in 2002. As a percentage of revenues, operating, selling and administrative expenses increased to 33.7% in the three months ended September 30, 2003 compared to 33.6% in the same period of 2002 primarily as a result of increased investments in infrastructure to support European expansions and increased costs associated with expanded sales programs.

Operating Income (Loss)

Operating income (loss) decreased $3.0 million in the three months ended September 30, 2003 compared to the same period of 2002 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, increased $0.2 million in the three months ended September 30, 2003 compared to the same period in 2002 as a result of higher average borrowings.

Equity in Earnings of Affiliates

The decrease in equity in earnings of affiliates in the three months ended September 30, 2003 compared to the same period in 2002 primarily relates to reduced earnings from our India joint venture.

Other Income (Expense), Net

Other income (expense) in the three months ended September 30, 2003 was consistent compared to the same period in 2002.

Income Tax Expense

As discussed in more detail under “Critical Accounting Policies and Estimates,” the effective tax rate for the three months ended September 30, 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

The effective tax rate on income before income taxes and minority interest for the three months ended September 30, 2002 as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

Nine Months Ended September 30, 2003 Compared to the Same Period of 2002

Revenues

Revenues increased $27.0 million, or 4.6%, in the nine months ended September 30, 2003 compared to the same period of 2002. The changes in revenues by geographic region are shown in the following table:

Nine Months Ended September 30,	2003	2002	$ Change	% Change
	(in millions)
North America	$349.1	$366.2	$(17.1)	(4.7)%
Europe	226.0	150.4	75.6	50.3%
Asia Pacific	23.4	20.8	2.5	12.2%
Latin America	9.0	43.1	(34.0)	(79.1)%
Totals	$607.4	$580.5	$27.0	4.6%

The decrease in North America revenues for the nine months ended September 30, 2003 compared to the same period in 2002 was due primarily to a $22.4 million decline in customer care, customer acquisition, and technical support services we provided to a number of our large global clients partially offset by a $4.5 million increase in revenues by our risk management business.  The primary reason for the decrease in revenues is due to pricing pressure resulting from excess capacity in North America, created primarily by the movement of business offshore. The transfer of certain business to lower cost labor markets offshore results in lower revenues for the same volume of business. In addition, revenues were lower in the nine months ended September 30, 2003 compared to the same period in 2002 due to a decline in outbound acquisition programs.

European revenues for the nine months ended September 30, 2003 increased $75.6 million compared to the same period in 2002. Higher sales volumes from new and existing clients and the implementation of multiple pan-European client accounts that commenced in early 2003 resulted in an increase in revenues of $43.4 million during the nine months ended September 30, 2003 compared to the same period in 2002. The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $32.2 million of the increase.

Asia Pacific revenues increased $2.5 million or 12.2% in the nine months ended September 30, 2003 compared to the same period in 2002. Excluding the impact of changes in foreign currency, revenues in the nine months ended September 30, 2003 decreased $1.7 million compared to the same period in 2002 as a result of lower Asia Pacific sale volumes.

As a result of the change in accounting as previously discussed, Latin America revenues declined $35.8 million in the nine months ended September 30, 2003 compared to the same period in 2002. The strengthening of the U.S. dollar accounted for a $1.4 million decrease in Latin American revenues in the nine months ended September 30, 2003 compared to the same period in 2002. Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenues in the nine months ended September 30, 2003 increased $3.2 million compared to the same period in 2002 as a result of higher sale volumes.

Direct Labor and Telecommunications Expenses

As a percentage of revenues, direct labor and telecommunications expenses increased to 58.8% during the nine months ended September 30, 2003 compared to 56.9% in the same period of 2002. Pricing pressure resulting from continuing excess capacity created primarily by movement of business offshore and the ramp costs of new programs in North America and Europe were the primary reason for the increase in the nine months ended September 2003 compared to the same period in 2002.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses in the nine months ended September 30, 2003 remained consistent compared to the same period of 2002.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses increased $17.6 million, or 9.3%, in the nine months ended September 30, 2003 compared to the same period of 2002.  The change in accounting of certain Latin American affiliates as described previously, reduced operating, selling and administrative expenses $7.7 million in the nine months ended September 30, 2003 compared to the same period of 2002. The weakening of the U.S. dollar compared to the primary currency in the jurisdictions in which we operate accounted for an $11.5 million increase in the nine months ended September 30, 2003 compared to the same period in 2002.  Excluding the impact of the change in accounting and the impact of changes in foreign currency, operating, selling and administrative expenses in the nine months ended September 30, 2003 increased $13.8 million compared to the same period in 2002. As a percentage of revenues, operating, selling and administrative expenses increased to 34.1% in the nine months ended September 30, 2003 compared to 33.3% in the same period of 2002 primarily as a result of increased investments in infrastructure to support European expansions and increased costs associated with expanded sales programs.

Asset Impairment and Restructuring Expenses

As a result of certain client contract negotiations that concluded during the first quarter of 2003, we re-assessed our facilities requirements and determined that a certain facility subject to an operating lease was no longer needed. As a result, we recorded asset impairment and restructuring expenses of $0.8 million during the first quarter of 2003 related to the write-off of abandoned leasehold improvements of $0.4 million and for $0.4 million of scheduled payments of operating leases for which we will receive no future economic benefit.

Operating Income (Loss)

Operating income decreased $17.1 million in the nine months ended September 30, 2003 compared to the same period of 2002 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, increased $0.3 million in the nine months ended September 30, 2003 compared to the same period in 2002 as a result of higher average borrowings.

Equity in Earnings of Affiliates

The decrease in equity in earnings of affiliates in the nine months ended September 30, 2003 compared to the same period in 2002 primarily relates to reduced earnings from our India joint venture.

Other Income (Expense), Net

Other income (expense), net, increased $0.8 million of other income in the nine months ended September 30, 2003 compared to the same period in 2002. The increase was primarily a result of foreign currency remeasurement gains arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency offset by an impairment charge of $0.5 million to reduce our basis in an investment to fair value. Based upon our review of an investee’s financial condition, results of operations and operating trends and the implied value from recent rounds of financing completed by the investee, we determined that an other-than-temporary impairment existed for one of our investments.

Income Tax Expense

As discussed in more detail under “Critical Accounting Policies and Estimates,” the effective tax rate for the nine months ended September 30, 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

The effective tax rate on income before income taxes and minority interest for the nine months ended September 30, 2002 as a percentage of income before income taxes and minority interest was 39%. The difference between this rate and the statutory U.S. Federal rate of 34% was primarily due to net operating losses in certain non-U.S. subsidiaries for which no tax benefit was recognized, and U.S. state and local income taxes.

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

Nine Months Ended September 30,	2003	2002
	(in millions)
Net cash provided by (used in):
Operating activities	$14.1	$26.3
Investing activities	(19.0)	(21.2)
Financing activities	(1.0)	(0.1)

2003

In the nine months ended September 30, 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $20.4 million and $13.3 million of increases in trade accounts payable and other liabilities offset by increases in trade accounts receivable and other assets of $19.6 million.

In the nine months ended September 30, 2003, we used cash for investing activities to purchase $19.1 million of property and equipment and used $1.0 million to increase investments in affiliates. This was partially offset by $1.1 million of proceeds from dividends received from an equity method investee.

In the nine months ended September 30, 2003, we used cash for financing activities to repay $1.9 million of capital lease obligations. In addition, we used cash to purchase a total of $1.1 million of common stock under our existing stock purchase program. These payments were partially offset by additional borrowings net of repayments of $1.9 million.

2002

In the nine months ended September 30, 2002, cash provided by operating activities came from income before non-cash expenses of $33.3 million, and $8.4 million of increases in trade payables and other liabilities, which were partially offset by $14.9 million of increases in trade receivables and other assets.

In the nine months ended September 30, 2002, we used cash for investing activities to purchase $23.4 million of property and equipment.

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

We have a three-year $50 million revolving credit facility which expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At September 30, 2003, we had $43.8 million of available borrowings under the credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We estimate that our fourth quarter of 2003 capital expenditures will range from $5 million to $8 million to cover technology upgrades, asset replacement and new business initiatives.  Future acquisitions, if any, may require additional debt or equity financing.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.  These contractual obligations and commitments include:

•                                          $100.0 million of long-term debt as shown in our consolidated condensed balance sheet at September 30, 2003,

•                                          $11.4 million of capital lease obligations as shown in our consolidated condensed balance sheet at September 30, 2003, and

•                                          operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2016.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables’’ (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease (“EITF 01-8”). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The new rules will be applied prospectively to such contracts entered into or modified after July 1, 2003. The adoption of EITF 01-8 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN 46 applies in the first fiscal year or interim period ending after December 15, 2003. We have not completed our assessment of the impact of FIN 46, but do not anticipate a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

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

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three and nine-month periods ended September 30, 2003, our average borrowings under our bank credit facility were $4.3 million and $3.9 million respectively. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates will have a material impact on our interest expense.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.  There were no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

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

One of our clients has received letters from time to time containing an offer to license and suggesting that the client might be infringing certain patents related to computerized telephonic voice response systems without the license. The client has indicated that if any infringement occurred the client would seek contractual indemnity from us. In such an event, we would expect to seek contractual indemnity from certain of our vendors. Any such contractual indemnity we might obtain may not be sufficient to cover all of the costs of investigating and resolving such matter. We might also seek a license under the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing. To our knowledge, no litigation has been initiated against our client or us concerning this matter. At this stage, due to the inherent uncertainties, we are unable to predict whether this matter may have a material adverse effect on our business or on our financial condition or results of operation.

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

31.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated July 30, 2003, which reported under Items 7 and 12 the issuance of a press release. The press release was filed as an exhibit to the Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date: November 14, 2003	By	/s/ James F. Lynch
James F. Lynch
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date: November 14, 2003	By	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President,
Controller and Treasurer
(Chief Accounting Officer)

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