Form 10-K
period 2003-12-31
SITEL CORP
filed 2004-03-12
CIK 943820

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003

Commission File Number	Exact name of registrant as specified in its charter	IRS Employer Identification No.
1-12577	SITEL CORPORATION	47-0684333
MINNESOTA (State or Other Jurisdiction of Incorporation or Organization)
7277 WORLD COMMUNICATIONS DRIVE OMAHA, NEBRASKA 68122
	(Address of Principal Executive Offices)	(Zip Code)
(402) 963-6810 (Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.001 Par Value	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Not Applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES  X  NO

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $66,650,122 based upon the closing price of $1.55 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company's stock have been included as "affiliates."

COMMON STOCK, $.001 PAR VALUE — 73,625,322 SHARES OUTSTANDING AS OF FEBRUARY 27, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
III	Certain sections of the Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2004

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

 We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers to assist our clients to acquire, serve, grow, and increase the value of their customers. We support the Customer Relationship Management (CRM) strategies of many of the world's leading brands primarily in the automotive, cable, consumer products, financial services, insurance, internet service provider, technology, telecommunications, and utilities sectors. By leveraging world-class operations across our global platform of people, processes, and technology, SITEL provides customer acquisition, customer care, technical support, and risk management services on an outsourced basis to help clients serve their customers and build greater brand loyalty. We also provide operational and information technology professional services for both outsourced and in-house contact centers focused on delivering productivity improvements and cost efficiencies.

 Founded in 1985, we have grown to include operations in North America, Europe, Asia Pacific, and Latin America. Operating from a business model structure where thirty-one business units serve over 250 clients around the world, the Company sells and operates locally while leveraging our global experience and expertise on behalf of multinational clients. We have approximately 31,000 employees worldwide that represent many of the world's leading brand names. We operate over 22,000 workstations in 81 contact centers located in 23 countries. We serve clients' customers in 53 countries communicating in more than 25 languages and dialects.

 We operate our contact centers based on the core belief that people do business with people, a reality that persists even in the age of anonymous online communications. Our customer support services are designed to enhance the quality of interaction at every stage in the customer lifecycle, from identification and acquisition of new customers, to customer service for existing customers, to the provision of technical support, help desks and assistance in managing accounts receivable. Capitalizing on our experience in operating contact centers, our operational and technology professionals provide design, implementation and operation services to both outsourced and in-house contact center operators to optimize every aspect of their day-to-day contact center operations. Our value added services allow customers to select their preferred channel of communication, including voice, web, e-mail, fax, and wireless interactions.

Industry Overview

 Our industry has evolved from outsourcers providing customer services for outbound U.S. customer acquisition to world-wide inbound customer support services, including technical help-desk services and business process solutions. The industry has also evolved from primarily a low-technology, single-facility environment to supporting multi-national corporations' customer and back office processing from large, full service, multi-channel often inter-connected contact centers located around the world. Today, companies are increasingly focused on optimizing their brands through better, differentiated customer service as well as the value of their customer relationships through cross-sales of additional products. Fueling this trend is the continued growth in consumer use of the Internet and e-mail, and the increasingly remote nature of customer interactions. Companies now face the business imperative to deliver consistent levels of quality customer service regardless of the channel of communication chosen.

 Contact center-based customer relationship management activity is becoming central to the way leading organizations choose to enhance customer loyalty and retention. IDC, a respected industry analysis group, estimates that the worldwide contact outsource business will grow from $39 billion in the year 2003 to $71 billion by the year 2007 or an average increase of 12.7% per year. Corporations are increasingly shifting key business processes from internal operations to outsourced partners. The business process outsourcing momentum is creating opportunities for the contact center outsourcing market. The industry is showing corporations that processes can be improved resulting in higher outcomes for the corporations. This trend has been further fueled by the growing complexity of integrating technology and communication. We expect to see the market increase as companies focus on their core competencies and rely on service providers like SITEL to deliver comprehensive contact center solutions. The contact center outsourcing industry continues to establish offshore and nearshore locations to serve clients seeking diversified labor markets. This trend is expected to continue.

Our Business

 SITEL designs, builds, and operates contact centers to deliver integrated customer interaction solutions. Our strategy for aligning with our clients involves mature methodologies centering around these three key phases of program development and operation. And because some clients require different levels of support during each of these phases, we are able to leverage our global experience and expertise in local markets to tailor a solution and delivery model as needed.

 SITEL offers a variety of outsourced customer interaction solutions covering each stage of the customer lifecycle – acquisition and sales; care and retention; technical support; risk management (collections); and back office processing. Our methodology provides solutions that are market-ready yet customized, based upon the specific requirements of our clients. We have developed industry-specific competencies that allow us to respond to unique demands and opportunities in specific vertical markets. Our multi-tiered approach to client engagement for both business-to-customer and business-to-business (B2B) programs enables us to align our solution as closely as possible with our clients' unique business goals.

 Each of our solutions showcases our ability to add value to our clients' primary business objectives by:

•
offering customers a consistent method of contact, through the communication channel of their choice,
•
improving brand image through consistent and accurate handling of customer contacts,
•
providing customer service professionals with access to accurate, up-to-date information, driving timely customer issue resolution,
•
capturing customer service information for analysis and conversion into market opportunities,
•
providing a flexible and scalable state-of-the-art operating environment that can accommodate dynamic shifts in volume, workload, and associated staffing requirements,
•
leveraging a sophisticated network of contact centers in 23 countries, including cost-competitive offshore and near shore locations such as Canada, India, Jamaica, Morocco and Panama,
•
integrating operations platforms, enabling work inter-flow between outsourced customer contact centers, other third party vendors, and internal centers as necessary,
•
supporting multiple communication channels (telephone, web, e-mail, fax, traditional mail, etc.), providing customer interaction processes that are both proactive and reactive to customer demands,
•
implementing self-service strategies and tools to further improve performance and reduce costs through increased efficiency.

Organizational Structure

 SITEL is unique within the outsource contact center industry by providing customer support services through an organization focused locally on our clients and their customers for sales and operational delivery. Thirty-one business units provide client centric customer support services using best practices gained from our global experience. By leveraging our global expertise and serving clients locally, we are able to perform better for our clients. Individual business units know their markets, their geographies, the local rules and regulations and are best positioned to perform and relate to companies in their local market.

 Clients served across business units are managed by a global accounts management team, but served by the individual business units. More and more companies are consolidating the number of outsource contact center vendors and contracting with a company that can serve them across geographies. Our global sales team is responsible for developing and implementing customized industry-specific customer management solutions to prospective multi-national clients.

The Services We Offer

 The Company provides innovative customer support services and solutions. We view every customer contact as an opportunity to build our clients' brand equity and strengthen relationships with our clients' customers. We offer a suite of added-value customer support services addressing every stage of the customer or product lifecycle, as well as operational and technology professional services that are designed to optimize every aspect of the day-to-day operation of both outsourced and in-house contact centers. We specialize in providing customer acquisition, customer care, technical support and risk management services using multiple communication channels encompassing phone, e-mail, web and chat to assist clients to support and grow their customers. SITEL's business units operate 25 customer support centers in the United States, 7 in Canada, 30 in Europe, 5 in Asia Pacific, 12 in Latin America, and 2 facilities in Jamaica and India. SITEL's customer service professionals (CSPs) are specially trained in the applicable product and/or service they are supporting. The CSPs act as a transparent extension of the client in acquiring and serving the client's customer. Each of our services leverage our contact center expertise and are tailored to meet the client's unique business requirements. We offer the following services:

Customer Care

 Focused on enhancing the customer experience, our customer care services range from utilizing self-service products for frequently asked questions, to using web chat sessions for complex installation problems, to employing highly trained technicians for product support. We specialize in the design and delivery of complex, multi-channel solutions, including the use of cost competitive locations. We act as the voice of the customer to our clients, providing valuable, real time feedback on new products or campaigns. Our customer care services include: complaint and issue resolution, change of personal details and billing information, thank-you or other client-initiated information contacts, reservations, loyalty initiatives, investor account inquiries, government information, dealer location contacts, insurance claims processing, fraud detection/prevention calls, back office requests, such as connecting a new line, disconnecting service and requesting maintenance support, warranty call handling, and administrative support regarding a customer's policy, lease or account.

Customer Acquisition

 Our customer acquisition services include prospect identification, campaign management, lead generation, and fulfilment. In coordination with our clients' sales objectives, we implement and execute marketing campaigns using multi-channel communications in coordination with advertising and promotional sales programs. By tracking customer value over time against the cost of acquisition, we help our clients improve the quality and value of new customers while reducing the total cost of acquisition. We help clients find and win customers through: list building, outbound sales, inbound sales or order taking, lead generation, direct response television/bureau, product information requests related to potential sales, subscription renewals, and database cleaning and updating.

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

The Communication Channels We Use

 We use the telephone, fax, white mail and the Internet as means of communication to provide the services we offer. Each of these communication channels is described below:

 We handle approximately 525 million customer interactions annually via the telephone, email, webchat and other channels. We have been making and taking customer contacts on behalf of Global 1000 companies since our founding more than eighteen years ago.

 As the Internet has become an increasingly important communications medium between our clients and their customers, we have integrated the Internet into our contact center solutions.

 Our customer service professionals provide timely, knowledgeable, and comprehensive replies to all incoming contacts whether by phone, e-mail or web chats in support of our clients' customer service and technical support. Our contact center platform can also provides automated e-mail response based on key word recognition.

 Using a combination of content creation, knowledge management and carefully tailoring client web-sites, the Internet can enable customers to resolve their problems without human assistance. We are actively working with our clients to incorporate self-service capabilities into our solutions to improve customer satisfaction and reduce cost. Examples of self-service support are customers accessing the answers to frequently asked questions via an 'intelligent' search of a data or "knowledge base" or prospective customers completing online insurance applications that are subsequently reviewed by our licensed insurance service professionals.

Markets and Clients

 Our business units implement and operate customized industry-specific customer support solutions by geography and by specific vertical markets. They have primary responsibility for operations, sales and marketing efforts in their defined area. Within this framework, we focus on large and medium size corporations in the automotive, consumer products, financial services, insurance, technology, telecommunications and ISP and cable, and utilities sectors. These industries accounted for approximately 15%, 12%, 18%, 9%, 20%, 15%, and 7%, respectively, of our 2003 revenue. Sales in other industries, including travel, healthcare, government and various others, accounted for 4% of 2003 revenue. We serve over 250 clients in 23 countries. Note 9 to the Consolidated Financial Statements provides information about our revenue by geographic region. Our top 20 clients accounted for 71.2% of our revenue in 2003, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 21.2% of our total revenue in 2003. We did not have any other clients under common control that generated more than 10% of our total revenue for the year ended December 31, 2003.

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

Financial Services

 New product and service offerings have expanded our opportunities in this fast paced industry. We work with financial services companies worldwide to provide a wide range of customer support services including responding to credit card inquiries, transferring balances, and taking and processing loan applications. Specialty processes we provide our clients in the financial services industry include managing loyalty programs, generating leads for new customers, and managing customer retention programs.

Insurance

 We are a leader in providing a broad range of services to the insurance industry. We have over 385 in-house agents holding in excess of 12,000 licenses. We direct market fully underwritten property & casualty and life & health products. We also support the accidental death and disability, credit life, and supplemental health insurance markets. Our customer support services for the insurance industry include all of the traditional services, such as customer inquiries, policy changes, claims processing and full back-office support.

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

 We utilize state-of-the-art technology (UNIX and NT architecture) with Windows 95/98/2000/XP and NT-based HP/Compaq, Dell and IBM workstations, predictive dialers and automated call distributors. Our customer service professionals have the tools to initiate and receive effectively and efficiently millions of service transactions per month.

 SITEL's telephony platforms (Avaya and Nortel), partnered with a strong carrier network (AT&T and BT) and local telephony providers provide a multitude of options when routing contacts (voice and data) over the globe and supporting business continuity plans. These platforms support such features as VoIP, Best Services Routing (Avaya), skills-based routing and schedule adherence (IEX & TCS workforce management suites), Digital Voice Recording (Nice and Tantacom), and Quality Monitoring and Assurance (IEX).

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

 To build rewarding careers for our employees and enable effective planning for future growth:

•
We provide a learning environment that delivers instructor led and on the job training as well as e-learning opportunities through SITEL University;
•
We focus on developing employee skills and promoting from within so that employees can take on challenges that help the company group both domestically and globally;
•
We employ a global reward and recognition program that is instrumental in keeping employees motivated and focused on goals and objectives.

 As of December 31, 2003, we had approximately 31,000 employees. In our European region, employees in Belgium, Germany, Sweden, and Spain are within the scope of government sponsored collective bargaining agreements and are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider relations with our employees to be good.

Offshore

 The use of offshore facilities to serve clients' customers from a location that offers reliable cost efficient labor is a growing trend in the industry. Our global locations include Jamaica, India, Panama, and Canada which serve English speaking customers, Mexico, Colombia and Panama serve Spanish-speaking customers and centers in Morocco and Canada serve French-speaking customers.

Competition

 We are one of the largest independent companies executing contact center solutions. Our largest direct competitors include:

•
APAC Customer Services, Inc.,
•
Convergys Corporation,
•
Sykes Enterprises, Incorporated,
•
TeleTech Holdings, Inc., and
•
West Corporation.

 The industry in which we compete is competitive and fragmented. In addition to the companies listed above, we compete with a variety of companies that include niche providers, large conglomerates and consulting companies. We also compete with in-house customer service departments throughout the world. In-house departments continue to comprise the largest segment of contact center expenditures.

 We believe we are in a leadership position in terms of global presence, operational experience, solutions provided, industries served and large-scale project implementation.

Reporting Segments and Geographical Information

 Information regarding reporting segment and geographical information is set forth in Note 9 to the Consolidated Financial Statements.

Available Information

 We make available, free of charge through our Internet website at http://www.sitel.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Government Regulation

 The nature of our business makes us subject to various laws and regulations that primarily concern teleservices, web-services, insurance agencies, collection agencies, and the collection and use of private consumer data.

 In the United States, various federal and state statutes and regulation impact each of these areas.

 At the federal level, outbound and inbound telephone sales practices are subject to the Federal Telephone Consumer Protection Act of 1991 and the Federal Telemarketing Consumer Fraud and Abuse Protection Act of 1994. The Federal Trade Commission (FTC) and the Federal Communications Commission (FCC) have also each promulgated regulations affecting outbound telephone sales practices and, to a lesser extent, the upselling portion of inbound calls.

 During 2003, both the FTC and FCC substantially broadened their respective regulations governing telephone sales practices. In addition to continuing prior regulations such as those prohibiting misrepresentations and restricting calling times, certain uses of automated telephone dialing equipment and calls to consumers requesting not to be called by particular companies, the new FTC and FCC regulations affecting our business adopted the following key provisions:

•
A national "do not call" registry for consumers not wanting unsolicited telephone sales calls, with exceptions for pre-existing business relationship or prior express consent and a safe harbor for error when various requirements are satisfied
•
Certain mandatory disclosures in all outbound telephone sales calls and in the upselling portion of inbound calls
•
Additional disclosures for telemarketing offers involving negative options
•
Express verifiable consent to ensure authorization for certain transactions depending on payment method
•
Additional restrictions when a seller or telemarketer has pre-acquired account information, with further restrictions for free-to-pay conversion offers with pre-acquired account information
•
Prohibition on call abandonment beyond a safe harbor of 3% and other related restrictions
•
Transmission of caller identification information to consumers' caller identification service
•
Certain record keeping requirements for 24 months

 In addition to the FTC and FCC, state attorney generals also are permitted to file enforcement actions against sellers and telemarketers for violations of these regulations. Consumers may also file civil actions for violations adversely affecting them. Many states have enacted or are considering enacting similar or more restrictive provisions affecting telephone sales practices.

 There are many federal and state laws and regulations in the U.S. that govern web-services, collection agency licensing and practices, and the collection and use of private consumer data. Some key federal laws affecting our business include the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act of 1996, Fair Debt Collection Practices Act and Fair Credit Reporting Act. Concerns about "right of privacy" issues have frequently been at the forefront of regulatory developments due to the dramatic increase in the availability of information about consumers as a result of technological advances.

 Outside the United States, the other countries where we have substantial operations generally have not yet enacted detailed regulatory frameworks for teleservices, although a number of countries are considering doing so. The European Union (EU) has adopted various directives impacting the teleservices industry, which EU member countries are in various stages of implementing.

 Many countries, including those in the EU, have enacted or proposed laws that regulate consumer privacy and the collection and use of consumer data. Many of these laws are based on the privacy principles established by the Organization for Economic Co-operation and Development (OCED) in its Guidelines on the Protection of Privacy and Transborder Flows of Personal Data. These laws typically limit the use and disclosure of personally identifiable information to specified, lawful purposes; impose rules on the transfer and processing of personal data; and provide individuals with a right to access and correct inaccurate personal information.

 The various industries we serve within the U.S. or internationally are subject to differing degrees and types of government regulations. Although compliance with these regulations is generally the legal or contractual responsibility of our clients, we are sometimes directly affected as well. For example, our employees who sell certain U.S. insurance products are typically required to be licensed by state insurance commissions and may also be required to participate in regular continuing education programs.

 We generally rely on our clients and their advisors to develop the scripts and client information we use in making or receiving customer contacts. We typically require our clients by contract to indemnify us against claims and expenses arising from their products or services, scripts and directives.

 Compliance with applicable laws, regulations and industry guidelines to date has not had a material adverse effect on our global business. In the U.S., compliance with the newly amended FTC and FCC regulations and the increasing regulation of our teleservices industry at the state level has imposed significant additional costs and burdens, especially upon our outbound telephone sales business. However, our North American outbound telephone sales business represents only a relatively small percentage of our overall worldwide business, about 6.7% of our 2003 global revenues, down from 9.9% in 2002.

 Other proposed laws and regulations are in early stages of consideration, and we cannot yet determine the impact those might have on our business. Governments, trade associations, and industry self-regulatory groups may enact even more burdensome laws, regulations and guidelines, which might directly affect our business, or affect our clients' businesses and thus indirectly our business, in material and adverse ways. Existing and future laws and regulations may also require our clients to change their products or services in ways that could diminish the commercial viability of those products or services or require us to modify our contact center solutions to continue effectively meeting our clients' needs.

Quarterly Results and Seasonality

 We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

•
the timing of our clients' customer relationship management initiatives and customer acquisition and loyalty campaigns,
•
the commencement of new contracts and the discontinuance or termination of existing contracts,
•
revenue mix,
•
the timing of additional operating, selling, and administrative expenses to support new business, and
•
the timing of recognition of incentive fees.

 We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients' CRM activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe.

Item 2. Properties

 Our executive offices are located in Omaha, Nebraska.

 As of December 31, 2003, we operated company centers in various facilities that we lease and client centers that are on client premises as shown in the table below.

Facility Location	Company Centers	Client Centers	Off-site	Total Facilities	Number of Workstations

Australia	1	—	—	1	202
Belgium	1	—	—	1	563
Brazil	4	—	—	4	779
Canada	6	1	—	7	1,831
Colombia *	1	3	—	4	410
Denmark	1	—	—	1	15
France	3	1	—	4	826
Germany	4	—	—	4	1,119
India *	1	—	—	1	750
Ireland	1	—	—	1	325
Italy	1	—	—	1	135
Jamaica *	1	—	—	1	187
Mexico *	2	—	—	2	1,130
Morocco **	—	—	1	1	91
Netherlands	1	—	—	1	349
New Zealand	1	2	—	3	429
Panama *	1	—	—	1	304
Portugal	1	—	—	1	117
Singapore	1	—	—	1	143
Spain	5	3	—	8	3,209
Sweden	1	1	—	2	205
United Kingdom	5	—	—	5	1,895
United States	22	5	—	27	7,582

Totals:	65	16	1	82	22,596

 *  centers in our joint ventures

 ** centers operated by subcontractors

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

Item 4. Submission of Matters to a Vote of Security Holders

 Not applicable.

Executive Officers of the Registrant

 Executive officers of SITEL Corporation at the date of this report are:

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years

James F. Lynch	54	Chairman of the Board (since 1985), Chief Executive Officer (since April 2001, and from 1985 – January 1997) and Director
Jorge A. Celaya	38	Executive Vice President and Chief Financial Officer (since October 2003)	Chief Financial Officer, NPTest, Inc.; Vice President Finance, Schlumberger Network Solutions.
Bill L. Fairfield	57	Executive Vice President, Business Development (since March 2002) and Director	Chairman, DreamField Partners, Inc.; Chairman, Chief Executive Officer, and President, Inacom Corp.
Robert Scott Moncrieff	47	Executive Vice President, Marketing and Account Management (since August 2003)	Senior Vice President – Global Strategic Clients, Senior Vice President – Marketing SITEL Corporation
Dale W. Saville	59	Executive Vice President, Corporate Development (since October 2000)
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

	2003		2002
	High	Low	High	Low
First Quarter	$1.37	$0.96	$3.30	$1.48
Second Quarter	$1.86	$1.02	$3.28	$2.45
Third Quarter	$1.59	$1.18	$3.19	$1.25
Fourth Quarter	$2.81	$1.63	$1.99	$1.10

Shares Outstanding and Holders of Common Stock

 As of February 27, 2004, we had 73,625,322 shares of common stock outstanding and 594 record holders of our common stock.

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

Years Ended December 31,	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Income Statement Data:
Revenue	846,513	770,211	725,048	764,447	737,522

Operating expenses	832,255	739,457	708,565	722,151	709,626
Asset impairment and restructuring expenses (a)	3,004	1,444	26,185	3,520	9,596

Operating income (loss)	11,254	29,310	(9,702)	38,776	18,300
Interest expense, net	(11,826)	(11,250)	(11,642)	(12,067)	(12,785)
Equity in earnings (loss) of affiliates	1,417	3,441	(297)	—	—
Other income (expense), net	(193)	(636)	(2,309)	(311)	316

Income (loss) before income taxes, minority interest and change in accounting method	652	20,865	(23,950)	26,398	5,831
Income tax expense (benefit)	4,798	10,437	(2,317)	12,570	6,336
Minority interest	666	1,812	947	1,087	304

Income (loss) before change in accounting method	(4,812)	8,616	(22,580)	12,741	(809)
Cumulative effect of a change in accounting for goodwill (b)	—	(18,399)	—	—	—

Net income (loss) (c)	(4,812)	(9,783)	(22,580)	12,741	(809)

Weighted average common shares outstanding:
Basic	73,877	74,225	73,424	71,052	66,550
Diluted	73,877	74,335	73,424	75,201	66,550
Income (loss) before change in accounting method per common share:
Basic	$(0.07)	$0.12	$(0.31)	$0.18	$(0.01)
Diluted	$(0.07)	$0.12	$(0.31)	$0.17	$(0.01)
Net income (loss) per common share:
Basic	$(0.07)	$(0.13)	$(0.31)	$0.18	$(0.01)
Diluted	$(0.07)	$(0.13)	$(0.31)	$0.17	$(0.01)
At December 31,	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Working capital	84,386	80,618	72,677	93,583	87,384
Total assets	404,755	351,977	355,466	380,222	432,909
Long-term debt, net of current portion	108,684	107,307	107,040	108,341	148,330
Stockholders' equity	150,949	139,162	140,040	169,582	160,698
(a)
We discuss asset impairment and restructuring expenses in Note 11 to the Consolidated Financial Statements.

(b)
We discuss the cumulative effect of a change in accounting for goodwill in Note 1 to the Consolidated Financial Statements.

(c)
During 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. If we had not amortized our goodwill during the three years ended December 31, 2001 our net income (loss) would have been $(19,138) in 2001, $15,753 in 2000, and $2,817 in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   References in this report to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

 We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and in-house contact centers. We serve clients primarily in the automotive, cable, consumer products, financial services, insurance, internet service provider, technology, telecommunications, and utilities sectors.

 In Management's Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

 As you read this discussion and analysis, refer to our Consolidated Statements of Income (Loss), which present the results of our operations for 2003, 2002, and 2001, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

General Business Risks, Critical Accounting Policies and Estimates

  General Business Risks

 Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

 Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 71.2%, 68.4%, and 62.0% of our revenue in 2003, 2002, and 2001 and includes multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 21.2%, 23.5% and 25.4% of our total revenue in 2003, 2002 and 2001. We signed agreements to extend until January 2005, two of our primary contracts with General Motors. We did not have any other clients under common control that generated more than 10% of our total revenue in 2003, 2002 and 2001. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

 Our liquidity, including our ability to comply with debt covenants, may be adversely affected if we were to lose a significant client or as a result of significant changes in client demand if we are unable to efficiently re-deploy our human and capital resources.

 We have operations in many parts of the world and therefore our financial statements can be impacted by foreign exchange fluctuations. Fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods.

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

Revenue Recognition

 We recognize revenue as services are performed for our clients in accordance with Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition." We recognize revenue at the time services are performed based on an hourly, monthly, per call or per employee rate detailed in the client contract. A portion of our revenue is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate. Our performance against such standards may result in bonuses or penalties, which are recognized as earned or incurred. In certain circumstances, we receive payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in deferred revenue and other in the consolidated balance sheet. Revenue for services performed under certain collection service agreements are recognized as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters.

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

 Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that we expect to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value, which is based on discounted estimated cash flows from the future use of the asset.

 The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what we would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management's plans, and the determination of the useful life of the assets could significantly change the recoverable amount of the asset or the calculation of the fair value and the resulting impairment loss, which could significantly affect the results of operations.

Goodwill

 We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), as of January 1, 2002. As a result of the adoption of this standard, we stopped amortizing our goodwill, including equity method goodwill, and completed the required impairment review. As a result of the impairment review, we determined that the goodwill in certain reporting units was impaired and we recorded a goodwill impairment loss of $18.4 million as a cumulative effect of an accounting change as of January 1, 2002.

 At least annually or more frequently, as changes in circumstances indicate, we will evaluate the estimated fair value of our goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we will be required to take additional goodwill impairment charges. We are required to make certain assumptions and estimates regarding the fair value of goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses. Effective as of October 1, 2003, we completed the annual evaluation of our goodwill and determined no impairment charge was required.

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

 Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in certain tax jurisdictions. Cumulative losses weigh heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state and foreign tax jurisdictions for the year ended December 31, 2003. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of operations. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record additional valuation allowance through income tax expense in the period such determination is made.

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

Components of Net Income (Loss)

 As you read this section, please refer to the following table that summarizes our income statement data on a percentage-of-revenue basis.

	2003		2002		2001
Years Ended December 31,	$	%	$	%	$	%

	(in thousands)
Revenue	$846,513	100.0%	$770,211	100.0%	$725,048	100.0%
Direct labor and telecommunications expenses	497,275	58.7%	433,456	56.3%	411,066	56.7%
Subcontracted and other services expenses	54,121	6.4%	55,027	7.1%	36,949	5.1%
Operating, selling and administrative expenses	280,859	33.2%	250,974	32.6%	260,550	35.9%
Asset impairment and restructuring expenses	3,004	0.4%	1,444	0.2%	26,185	3.6%

Operating income (loss)	11,254	1.3%	29,310	3.8%	(9,702)	(1.3%)
Interest expense, net	(11,826)	(1.4%)	(11,250)	(1.4%)	(11,642)	(1.6%)
Equity in earnings (loss) of affiliates	1,417	0.2%	3,441	0.4%	(297)	(0.1%)
Other expense, net	(193)	0.0%	(636)	(0.1%)	(2,309)	(0.3%)

Income (loss) before income taxes, minority interest and change in accounting method	652	0.1%	20,865	2.7%	(23,950)	(3.3%)
Income tax expense (benefit)	4,798	0.6%	10,437	1.4%	(2,317)	(0.3%)
Minority interest	666	0.1%	1,812	0.2%	947	0.1%

Income (loss) before change in accounting method	(4,812)	(0.6%)	8,616	1.1%	(22,580)	(3.1%)
Cumulative effect of change in accounting	—	0.0%	(18,399)	2.4%	—	0.0%

Net income (loss) (a)	$(4,812)	(0.6%)	$(9,783)	(1.3%)	$(22,580)	(3.1%)

(a)
During 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill. If we had not amortized our goodwill during the year ended December 31, 2001 our net loss would have been $(19,138).

2003 Compared to 2002

Revenue

 Revenue increased $76.3 million, or 9.9%, in 2003 compared to 2002. The changes in revenue by geographic region are shown in the following table:

	2003	2002	$ Change	% Change

	(in millions)

North America	$479.6	$484.2	$(4.5)	(0.9%)
Europe	318.7	212.6	106.1	49.9%
Asia Pacific	32.9	28.1	4.8	17.1%
Latin America	15.3	45.3	(30.1)	(66.3%)

Totals	$846.5	$770.2	$76.3	9.9%

 The decrease in North America revenue in 2003 compared to 2002 was due primarily to a $14.8 million decline in customer care and customer acquisition services we provided to a number of our clients partially offset by a $10.3 million increase in revenue by our technical support services and risk management business. The primary reason for the decrease in revenue is due to pricing pressure resulting from excess capacity in North America, created primarily by the movement of business offshore. The transfer of certain business to lower cost labor markets offshore results in lower revenue for the same volume of business.

 European revenue increased $106.1 million in 2003 compared to the same period in 2002. Higher sales volumes from new and existing clients and the implementation of multiple pan-European client accounts that commenced in early 2003 resulted in an increase in revenue of $61.3 million in 2003 compared to 2002. The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $44.8 million of the increase.

 Asia Pacific revenue increased $4.8 million in 2003 compared to 2002. Excluding the impact of changes in foreign currency, revenue decreased $1.4 million compared to 2002 as a result of lower volumes.

 As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of the change in accounting, Latin America revenue declined $33.0 million in 2003 compared to 2002. The strengthening of the U.S. dollar accounted for a $0.7 million decrease in Latin American revenue in 2003 compared to 2002. Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenue increased $3.7 million in 2003 compared to 2002 as a result of higher sale volumes.

Direct Labor and Telecommunications Expenses

 Direct labor and telecommunications expenses include the compensation of our customer service professionals and their first line supervisors and telephone usage expenses directly related to the production of revenue.

 Direct labor and telecommunications expenses as a percentage of revenue can vary based on the nature of the contract, the nature of the work, and the market in which the services are provided. Accordingly, direct labor and telecommunications expenses as a percentage of revenue can vary, sometimes significantly, from year to year.

 As a percentage of revenue, direct labor and telecommunications expenses increased to 58.7% in 2003 compared to 56.3% in 2002. Pricing pressure resulting from continuing excess capacity created primarily by movement of business offshore and the ramp costs of new programs in North America and Europe were the primary reasons for the increase in 2003 compared to 2002.

Subcontracted and Other Services Expenses

 Subcontracted and other services expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and other services expenses in 2003 remained consistent compared to 2002.

Operating, Selling and Administrative Expenses

 Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

 Operating, selling and administrative expenses increased $29.9 million, or 11.9%, in 2003 compared to 2002. The change in accounting of certain Latin American affiliates as described previously, reduced operating, selling and administrative expenses $6.9 million in 2003 compared to 2002. The weakening of the U.S. dollar compared to the primary currency in the jurisdictions in which we operate accounted for a $16.2 million increase in 2003 compared to 2002. Excluding the impact of the change in accounting and the impact of changes in foreign currency, operating, selling and administrative expenses increased $20.6 million in 2003 compared to 2002. As a percentage of revenue, operating, selling and administrative expenses increased to 33.2% in 2003 compared to 32.6% in 2002 primarily as a result of increased investments in infrastructure to support European expansions and increased costs associated with expanded sales programs.

Asset Impairment and Restructuring Expenses

 During 2003, in connection with the closure of our former headquarters facility and the closure of a contact center, we recorded asset impairment and restructuring expenses of $1.6 million, which consisted of the write-off of abandoned leasehold improvements of $0.4 million and for $1.2 million of scheduled payments of operating leases for which we will receive no future economic benefit. In addition, we recorded asset impairment and restructuring expenses of $1.4 million as a result of a revision to our estimate for non-cancelable lease payments associated with a previously announced facility closure.

 During 2002, we recorded additional restructuring charges of $1.4 million primarily associated with a revision to our estimate for non-cancelable lease payments associated with a facility closure in connection with the 2001 restructuring plan.

Operating Income

 Operating income decreased $18.1 million in 2003 compared to 2002 due to the factors discussed above.

Interest Expense, Net

 Interest expense, net of interest income, increased $0.6 million in 2003 compared to 2002 as a result of higher average borrowings.

Equity in Earnings of Affiliates

 The decrease in equity in earnings of affiliates in 2003 compared to 2002 primarily relates to reduced earnings from our India joint venture due to changes in client mix and higher ramp-up costs.

Other Expense, Net

 Other expense, net, decreased $0.4 million in 2003 compared to 2002. The decrease was primarily a result of foreign currency remeasurement gains arising from monetary assets and liabilities denominated in currencies other than a business unit's functional currency offset by impairment charges of $1.5 million to reduce our basis in investments to fair value. Based upon our review of our investee's financial condition, results of operations and operating trends and the implied value from recent rounds of financing completed by the investee, we determined that an other-than-temporary impairment existed for two of our investments.

Income Tax Expense

 The effective tax rate for 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions. In 2002, income tax expense as a percentage of income before income taxes, minority interest and change in accounting method, excluding a $2.3 million increase in our deferred tax valuation allowance, was 39%. The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to net operating losses in certain European and Asia Pacific subsidiaries for which no tax benefit was recognized and U.S. state and local income taxes offset by lower international tax rates in certain jurisdictions.

2002 Compared to 2001

Revenue

 Revenue increased $45.2 million, or 6.2%, in 2002 compared to 2001. The increases in revenue by geographic region are shown in the following table:

	2002	2001	$ Change	% Change

	(in millions)
North America	$484.2	$459.7	$24.5	5.3%
Europe	212.6	197.5	15.1	7.6%
Asia Pacific	28.1	25.1	3.0	12.0%
Latin America	45.3	42.7	2.6	6.0%

Totals	$770.2	$725.0	$45.2	6.2%

 The increase in North America revenue was mostly due to additional customer care and customer acquisition services we provided to a number of our large global clients and to new work performed by our risk management business. These increases were partially offset by a reduction in technical support services. The weakening of the U.S. dollar versus the British pound and Euro accounted for about $10.6 million, or 70%, of the increase in Europe along with the ramp of new customer programs. The increase in Latin America revenue was due mostly to new work we performed for clients in Mexico and to revenue from our Panama site, as we began serving clients from that facility during the fourth quarter of 2001.

 As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of this change, our Latin America revenue will no longer include the revenue associated with the joint venture. Our 2002 revenue was approximately $10 million lower due to the change in accounting.

Direct Labor and Telecommunications Expenses

 Direct labor and telecommunications expenses include the compensation of our customer service professionals and their first line supervisors and telephone usage expenses directly related to the production of revenue.

 Direct labor and telecommunications expenses as a percentage of revenue can vary based on the nature of the contract, the nature of the work, and the market in which the services are provided. Accordingly, direct labor and telecommunications expenses as a percentage of revenue can vary, sometimes significantly, from year to year.

 Direct labor and telecommunications expenses increased $22.4 million, or 5.5%, in 2002 compared to 2001. As a percentage of revenue, direct labor and telecommunications expenses decreased from 56.7% in 2001 to 56.3% in 2002.

 However, as we discuss in the following section, we subcontract certain client services to our India joint venture. We do not incur direct labor and telecommunication expenses for these subcontracted services, as such costs are incurred by the joint venture. Excluding the revenue we have recorded from clients where we have subcontracted the services to our India joint venture, direct labor and telecommunications expenses as a percentage of revenue increased from 56.7% in 2001 compared to 57.5% in 2002, primarily due to lower unit prices from our clients.

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

 Operating, selling and administrative expenses decreased $9.6 million, or 3.7%, in 2002 compared to 2001. Excluding goodwill amortization expense of $3.6 million from the year ended December 31, 2001, operating, selling and administrative expenses decreased $6.0 million, or 2.3%. The decline in these expenses was mostly due to our restructuring plan that began at the end of the third quarter of 2001, partially offset by the ramp up of new customer programs in Europe in the third quarter of 2002. As a percentage of revenue, operating, selling and administrative expenses decreased from 35.4% in 2001, excluding goodwill amortization expense, to 32.6% in 2002.

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

Operating Income (Loss)

 We had operating income of $29.3 million in 2002, compared to an operating loss of $9.7 million in 2001. Excluding the asset impairment and restructuring expenses in both years and goodwill amortization expense in 2001, operating income increased $10.7 million from $20.1 million in 2001 to $30.8 million in 2002. As a percentage of revenue, operating income was 4.0% in 2002 compared to 2.8% in 2001. This change resulted from all of the factors affecting revenue and expenses discussed earlier in this section.

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

 In 2002, income tax expense as a percentage of income before income taxes, minority interest and change in accounting method, excluding the charge in our deferred tax valuation allowance, was 39%. The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to net operating losses in certain European and Asia Pacific subsidiaries for which no tax benefit was recognized and U.S. state and local income taxes offset by lower international tax rates in certain jurisdictions.

 The 2001 benefit reflects a $6.0 million net deferred income tax benefit we recorded in the first quarter that resulted from an election to treat certain of our foreign operations as branches of our U.S. company for U.S. income tax purposes, and the $2.2 million tax benefit we recorded on the asset impairment and restructuring charges and the losses on disposals of assets in the second quarter. These benefits were offset by a $3.3 million deferred income tax expense we recorded in the second quarter to establish a valuation allowance on deferred tax assets that were recorded in prior years related to our United Kingdom subsidiaries.

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

Years Ended December 31,	2003	2002	2001

	(in millions)

Net cash provided by (used in):
Operating activities	$9.1	$38.1	$48.6
Investing activities	(24.1)	(28.5)	(43.8)
Financing activities	11.9	3.3	(3.9)

2003

 In 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $32.0 million and a $6.5 million increase in other liabilities, which were partially offset by a $30.9 million increase in trade accounts receivable and $1.3 million decrease in trade accounts payable.

 In 2003, we used cash for investing activities mostly to purchase $24.8 million of property and equipment and used $1 million to increase investments in affiliates. This was partially offset by $1.8 million of proceeds from dividends received from an equity method investee.

 In 2003, we received cash from financing activities mostly from $3.7 million of net borrowings under our credit facility and $11.6 million of net borrowings under other local lines of credit. In 2003, we used cash for financing activities to repay $2.3 million of capital lease obligations. In addition, we used cash to purchase a total of $1.0 million of common stock under our existing stock purchase program.

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

Capital Resources

 We have historically used funds generated from operations, leases of property and equipment, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures, and working capital requirements.

 We have a three-year $50 million revolving credit facility which expires in December 2005. The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom. We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At December 31, 2003, we had $41.0 million of available borrowings under the credit facility, and we were in compliance with all financial covenants of the facility.

 We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We estimate that our 2004 capital expenditures will range from $20 million to $40 million to cover technology upgrades, asset replacement and new business initiatives. Future acquisitions, if any, may require additional debt or equity financing.

 Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

Contractual Obligations and Commitments

 We have various contractual obligations and commitments that are described in the Notes to Consolidated Financial Statements. We summarize our contractual obligations and commitments at December 31, 2003 in the following table:

Year	Long-Term Debt	Capital Leases	Operating Leases	Other Debt	Total

	(in thousands)

2004	$—	$3,358	$22,540	$22,894	$48,792
2005	—	1,990	18,721	—	20,711
2006	100,000	1,483	14,679	—	116,162
2007	—	1,242	10,284	—	11,526
2008	—	805	6,973	—	7,778
Thereafter	—	5,386	18,751	—	24,137

Total	$100,000	$14,264	$91,948	$22,894	$229,106

Other Matters

Quarterly Results and Seasonality

 We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

•
the timing of our clients' customer relationship management initiatives and customer acquisition and loyalty campaigns,
•
the commencement of new contracts and the discontinuance and termination of existing contracts,
•
revenue mix,
•
the timing of additional operating, selling, and administrative expenses to support new business, and
•
the timing of recognition of incentive fees.

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

Accounting Pronouncements

 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 resulted in a cumulative effect adjustment of $0.1 million of expense and is recorded in other income (expense), net in the consolidated statements of income (loss).

 In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which is effective for fiscal years beginning after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We adopted SFAS 146 on January 1, 2003. See Note 11 to the consolidated financial statements for disclosure of asset impairment and restructuring expenses recorded during the first quarter of 2003.

 In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

 In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our consolidated financial statements.

 In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE's created after January 31, 2003 and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE's in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 15, 2004. We do not have interests in special purpose entities and will apply the provisions of FIN 46R with our first quarter 2004 financial statements. We have not completed our assessment of the impact of FIN 46, but do not anticipate a material impact on our consolidated financial statements.

 In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 did not have a material effect on our consolidated financial statements.

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

 In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease ("EITF 01-8"). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The new rules will be applied prospectively to such contracts entered into or modified after July 1, 2003. The adoption of EITF 01-8 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

 We are exposed to market risks associated primarily with changes in foreign currency exchange rates. We have operations in many parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge.

 Our financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the functional currency of costs and liabilities fluctuates in relation to the currency of our revenue and assets, which fluctuation may adversely affect operating margins.

 With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is recorded as a component of stockholders' equity and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate including short-term intercompany accounts are included in the determination of net income (loss).

Interest Rate Risk

 We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the years ended December 31, 2003, 2002 and 2001, our average borrowings under our bank credit facility were $5.2 million, $2.1 million, and $10.7 million, respectively. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

 The information called for by this item is incorporated by reference from our Consolidated Financial Statements beginning on page F-3 and the related Notes to Consolidated Financial Statements beginning on page F-7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

 Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

 There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

 The information required by this item with respect to directors is set forth in the Proxy Statement under the captions "Proposal: Board of Directors and Election" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

 The Company has established a separate Audit Committee of the Board of Directors, comprised of directors Desai, DeVito, Gourlay, Hanger and Kubat. The Company's Board of Directors has determined that Mr. Kubat qualifies as an audit committee financial expert and is independent.

Code of Ethics

 The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and controller. The code of ethics is filed as Exhibit 14 to this Annual Report on Form 10-K and may also be accessed through the Investors section of our Internet website listed under Item 1 of this Annual Report on Form 10-K under the caption "Available Information" (beginning no later than our 2004 annual stockholders meeting).

Item 11. Executive Compensation

 The information required by this item is set forth in the Proxy Statement under the captions "Annual Compensation," "Arrangements with Executive Officers," "Benefit Plans," "Option Grants and Holdings," "Compensation Committee Report on Executive Compensation," and "Performance Graph," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14. Principal Accountant Fees and Services

 The information required by this item is set forth in the Proxy Statement under the caption "Independent Public Accountants" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

1.
Financial Statements – beginning on page F-1 of this report.

•
Independent Auditors' Report
•
Consolidated Statements of Income (Loss) For The Years Ended December 31, 2003, 2002, and 2001
•
Consolidated Balance Sheets at December 31, 2003 and 2002
•
Consolidated Statements of Stockholders' Equity For The Years Ended December 31, 2003, 2002, and 2001
•
Consolidated Statements of Cash Flows For The Years Ended December 31, 2003, 2002, and 2001
•
Notes to Consolidated Financial Statements

2.
Financial Statement Schedule – beginning on page S-1 of this report.

•
Independent Auditors' Report on the Financial Statement Schedule
•
Schedule II – Valuation and Qualifying Accounts

    Schedules other than Schedule II are omitted as not applicable or not required.

  3.
  Exhibits – required by Item 601 of Regulation S-K:

    All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

(b)
Reports on Form 8-K:

  The Company filed a Current Report on Form 8-K dated October 29, 2003, which reported under Items 7 and 12 the issuance of a press release. The press release was filed as an exhibit to the Form 8-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation (Registrant)
Date: March 12, 2004	By /s/	James F. Lynch James F. Lynch Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

		Signature	Title	Date

By	/s/	James F. Lynch James F. Lynch	Chairman of the Board, Chief Executive Officer and Director	March 12, 2004
By	/s/	Jorge A. Celaya Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
By	/s/	Donald J.Vrana Donald J.Vrana	Senior Vice President and Controller (Principal Accounting Officer)	March 12, 2004
By	/s/	Kelvin C. Berens Kelvin C. Berens	Director	March 12, 2004
By	/s/	Rohit M. Desai Rohit M. Desai	Director	March 12, 2004
By	/s/	Mathias J. DeVito Mathias J. DeVito	Director	March 12, 2004
By	/s/	Bill L. Fairfield Bill L. Fairfield	Executive Vice President, Business Development and Director	March 12, 2004
By	/s/	Nigel T. Gourlay Nigel T. Gourlay	Director	March 12, 2004
By	/s/	David J. Hanger David J. Hanger	Director	March 12, 2004
By	/s/	George J. Kubat George J. Kubat	Director	March 12, 2004

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (see Exhibit 3.1 to Registration Statement on Form S-1 No. 33-91092).
3.1(a)	Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company's Registration Statement on Form S-3 No. 333-13403).
3.4	Amended and Restated Bylaws (see Exhibit 3.4 to Registration Statement on Form S-1 No. 33-91092).
3.4(a)	Amended and Restated Bylaws – conformed copy including Amendment No. 1 (see Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 333-28131).
3.4(b)	Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 1998).
3.4(c)	Amendment No. 3 to Amended and Restated Bylaws (see Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 2001).
3.4(d)	Amended and Restated Bylaws – conformed copy including all amendments through March 2, 2001 (see Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 2001).
3.5
Certificate of Designation of Series A Participating Preferred Stock (see Exhibit A to the Rights Agreement included as Exhibit 1 to the Company's Registration Statement on Form 8-A filed August 24, 1998).
4.2	Specimen Common Stock Certificate (see Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
4.3	Rights Agreement (see Exhibit 1 to the Company's Registration Statement on Form 8-A filed August 24, 1998).
9.1	Form of General Voting Agreement (see Exhibit 9.1 to Registration Statement on Form S-1 No. 33-91092).
10.1	SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1 to Registration Statement on Form S-1 No. 33-91092).
10.1(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.2	SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2 to Registration Statement on Form S-1 No. 33-91092).
10.2(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.3	Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix B to the Company's definitive Proxy Statement for Annual Meeting of Stockholders, filed September 27, 1996).
10.3(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
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
10.4(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999).
10.5	SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5 to Registration Statement on Form S-1 No. 33-91092).
10.5(a)	Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5(a) to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.5(b)	Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999).

10.6	SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 333-78241).
10.6(a)	Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-78241).
10.6(b)	Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2000).
10.6(c)	Amendment No. 3 to SITEL Corporation 1999 Stock Incentive Plan (see Appendix A to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders, filed March 31, 2003).
10.7	Form of Right of First Refusal (see Exhibit 10.7 to Registration Statement on Form S-1 No. 33-91092).
10.8	Form of Indemnification Agreement with Outside Directors (see Exhibit 10.8 to the Company's Form 10-Q for the quarter ended August 31, 1995).
10.9	Form of Indemnification Agreement with Executive Officers (see Exhibit 10.9 to the Company's Registration Statement on Form S-8 No. 33-99434).
10.10	Amended and Restated SITEL Corporation Employee Stock Purchase Plan (see Exhibit 10.12 to the Company's Form 10-Q for the quarter ended March 31, 1998).
10.11	Loan and Security Agreement with Fleet Capital Corporation individually as Agent (see Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2002)
10.12	Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company's Form 8-K filed March 16, 1998).
10.12(a)	First Supplemental Indenture (see Exhibit 4.2 to the Company's Amendment No. 1 to Form S-4 filed August 21, 1998).
10.12(b)	Registration Rights Agreement (see Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed April 24, 1998).
10.13	2001 Nonemployee Director Compensation Plan (see Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 2001)
10.14*	Jorge A. Celaya Employment Offer Letter.
10.15*	Robert Scott Moncrieff Employment Agreement.
14*	Code of Ethics for CEO and Senior Financial Officers.
21*	Subsidiaries.
23*	Independent Auditors' Consent.
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SITEL CORPORATION AND SUBSDIRIES

TABLE OF CONTENTS
Financial Statements and Financial Statement Schedule

Independent Auditors' Report

To the Stockholders and Board of Directors
of SITEL Corporation

 We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP
KPMG LLP
Omaha, Nebraska March 5, 2004

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended December 31,	2003	2002	2001

	(in thousands, except per share data)
Revenues	$846,513	$770,211	$725,048

Operating expenses:
Direct labor and telecommunications expenses	497,275	433,456	411,066
Subcontracted and other services expenses	54,121	55,027	36,949
Operating, selling and administrative expenses	280,859	250,974	260,550
Asset impairment and restructuring expenses	3,004	1,444	26,185

Total operating expenses	835,259	740,901	734,750

Operating income (loss)	11,254	29,310	(9,702)

Other income (expense):
Interest income	427	475	924
Interest expense	(12,253)	(11,725)	(12,566)
Equity in earnings of affiliates	1,417	3,441	(297)
Other income (expense), net	(193)	(636)	(2,309)

Total other expense, net	(10,602)	(8,445)	(14,248)

Income (loss) before income taxes, minority interest and change in accounting method	652	20,865	(23,950)
Income tax expense	4,798	10,437	(2,317)
Minority interest	666	1,812	947

Income (loss) before change in accounting method	(4,812)	8,616	(22,580)
Cumulative effect of a change in accounting for goodwill	—	(18,399)	—

Net income (loss)	$(4,812)	$(9,783)	$(22,580)

Weighted average common shares outstanding:
Basic	73,877	74,225	73,424
Diluted	73,877	74,335	73,424
Earnings per share:
Basic:
Income (loss) before change in accounting method	$(0.07)	$0.12	$(0.31)
Cumulative effect of change in accounting for goodwill	—	(0.25)	—

Net income (loss)	$(0.07)	$(0.13)	$(0.31)

Diluted:
Income (loss) before change in accounting method	$(0.07)	$0.12	$(0.31)
Cumulative effect of change in accounting for goodwill	—	(0.25)	—

Net income (loss)	$(0.07)	$(0.13)	$(0.31)

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

At December 31,	2003	2002

	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$29,850	$34,142
Trade accounts receivable (net of allowance for doubtful accounts of $3,088 and $4,011, respectively)	175,542	128,643
Prepaid expenses	10,072	7,173
Deferred income taxes	2,367	5,141
Other assets	7,364	8,557

Total current assets	225,195	183,656

Property and equipment, net	90,233	86,883

Other assets:
Goodwill	53,553	49,724
Deferred income taxes	8,724	6,191
Investment in affiliates	18,911	18,461
Other assets	8,139	7,062

Total assets	$404,755	$351,977

Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility and other current debt	$22,894	$5,404
Current portion of capital lease obligations	3,181	1,951
Trade accounts payable	30,582	28,612
Income taxes payable	628	1,211
Accrued wages, salaries and bonuses	38,817	28,283
Accrued operating expenses	37,823	30,129
Deferred revenue and other	6,884	6,871

Total current liabilities	140,809	102,461
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	100,000
Capital lease obligations, excluding current portion	8,684	7,307
Deferred compensation	1,389	1,394
Deferred income taxes	1,055	873

Total liabilities	251,937	212,035

Minority interests	1,869	780

Stockholders' equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,368,135 and 74,363,431 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,726	168,706
Accumulated other comprehensive income (loss)	329	(17,262)
Accumulated deficit	(17,044)	(12,193)
Less treasury stock, at cost, 755,300 and 120,663 common shares, respectively	(1,136)	(163)

Total stockholders' equity	150,949	139,162

Total liabilities and stockholders' equity	$404,755	$351,977

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
Years Ended December 31, 2003, 2002, and 2001	Common Stock				Treasury Stock

	(in thousands, except per share data)
Balance, December 31, 2000	$72	$168,640	$(19,388)	$20,258	$—	$169,582
Purchase of 171,800 shares of treasury stock	—	—	—	—	(338)	(338)
Issuance of 2,282,350 shares of common stock for options exercised and 26,404 shares of treasury stock	2	119	—	(47)	90	164
Other	—	(28)	—	—	—	(28)
Comprehensive income:
Net loss	—	—	—	(22,580)	—	(22,580)
Currency translation adjustment	—	—	(6,760)	—	—	(6,760)

Total comprehensive loss	—	—	—	—	—	(29,340)

Balance, December 31, 2001	$74	$168,731	$(26,148)	$(2,369)	$(248)	$140,040
Issuance of 6,000 shares of common stock for options exercised, and 24,733 shares of treasury stock	—	—	—	(41)	85	44
Other	—	(25)	—	—	—	(25)
Comprehensive income:
Net loss	—	—	—	(9,783)	—	(9,783)
Currency translation adjustment	—	—	8,886	—	—	8,886

Total comprehensive loss	—	—	—	—	—	(897)

Balance, December 31, 2002	$74	$168,706	$(17,262)	$(12,193)	$(163)	$139,162
Purchase of 709,900 shares of treasury stock	—	—	—	—	(1,094)	(1,094)
Issuance of 4,704 shares of common stock for options exercised and 71,023 shares of treasury stock	—	27	—	(39)	121	109
Other	—	(7)	—	—	—	(7)
Comprehensive income:
Net loss	—	—	—	(4,812)	—	(4,812)
Currency translation adjustment	—	—	17,591	—	—	17,591

Total comprehensive income	—	—	—	—	—	12,779

Balance, December 31, 2003	$74	$168,726	$329	$(17,044)	$(1,136)	$150,949

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2003	2002	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(4,812)	$(9,783)	$(22,580)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting method	—	18,399	—
Asset impairment and restructuring provision	3,004	1,444	26,185
Depreciation and amortization	35,663	33,664	39,346
(Gain)/ loss on disposal of assets	(58)	164	1,254
Write-off of credit acquisition fees	—	—	837
Provision for deferred income taxes	427	3,475	(4,164)
Equity in (earnings) loss of affiliates	(1,417)	(3,441)	297
Deferred compensation	(3)	(493)	(754)
Impairment losses on equity investments	1,480	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(30,862)	(5,339)	15,321
Other assets	813	(2,111)	5,345
Trade accounts payable	(1,324)	2,889	(2,281)
Other liabilities	6,195	(740)	(10,197)

Net cash flows from operating activities	9,106	38,128	48,609

Cash flows from investing activities:
Purchases of property and equipment	(24,808)	(30,427)	(40,444)
Dividends received from affiliates	1,815	—	—
Proceeds from sales of property and equipment	211	2,488	55
Increase in other assets	(333)	(523)	(3,384)
Investment in affiliates	(1,000)	—	—

Net cash flows from investing activities	(24,115)	(28,462)	(43,773)

Cash flows from financing activities:
Borrowings on debt	21,302	38,424	73,372
Repayments of debt	(6,045)	(33,020)	(73,803)
Repayments of capital lease obligations	(2,299)	(700)	(3,788)
Treasury stock reissuances (repurchases), net	(1,009)	85	(248)
Capital contributions from (distributions to) minority interest	—	(1,501)	537
Other	—	18	57

Net cash flows from financing activities	11,949	3,306	(3,873)

Effect of exchange rates on cash	(1,232)	(986)	1,296

Net increase (decrease) in cash	(4,292)	11,986	2,259
Cash and cash equivalents, beginning of period	34,142	22,156	19,897

Cash and cash equivalents, end of period	$29,850	$34,142	$22,156

Other cash flows information:
Interest paid	$11,263	$10,637	$12,518
Income taxes paid	$5,673	$6,448	$4,012
Non-cash investing and financing activities:
Capital leases incurred	$3,251	$859	$689

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies and Practices

Description of Our Business

 References in the Notes to Consolidated Financial Statements to "we" and "our" are to SITEL Corporation and its subsidiaries, collectively.

 We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the automotive, consumer products, financial services, insurance, telecommunications, internet service provider, cable, technology and utilities sectors.

Principles of Consolidation

 Our Consolidated Financial Statements include the financial statements of SITEL Corporation and its subsidiaries. We use the consolidation method when we can exercise control over the operations and policies of a company. We use the equity method to report investments where we can exercise significant influence, but cannot exercise control, over the investee's operations and policies, which is generally in situations where we hold a 20% to 50% voting interest. We use the cost method if we hold less than a 20% voting interest in an investment and cannot exercise significant influence over the investee's operations and policies. All intercompany transactions and accounts have been eliminated.

 As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. Our consolidated statements of income (loss) no longer include the revenue and costs associated with the joint venture after October 1, 2002. Rather, the results are reflected in equity in earnings (loss) of affiliates. Had we accounted for the investments under the equity method effective January 1, 2001, revenue for the years ended December 31, 2002 and 2001 would have been lower by $35.8 million and $32.0 million, respectively.

Translation of Foreign Currencies

 Our non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. They translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the balance sheet date. They translate their revenue and expenses at the average exchange rates during the period. We include translation gains and losses as a component of stockholders' equity. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate and short-term intercompany accounts are included in the determination of net income (loss).

Revenue Recognition

 We recognize revenue as we perform services for our clients. In some cases, we are able to invoice and receive payment for our services prior to performing those services. We record such payments as deferred revenue in our Consolidated Balance Sheets and recognize the revenue when the services are performed. We recognize revenue that is based on defined performance criteria when the criteria are met. We have not recorded any revenue that is at risk due to future performance contingencies.

Cash Equivalents

 For purposes of reporting our cash flows, we define cash equivalents as highly liquid investments that mature in three months or less.

Trade Accounts Receivable

 Trade accounts receivable includes unbilled revenue for services performed that we expect to bill, generally within thirty days, and collect in the normal course of business. Unbilled revenue was $28.8 million and $26.6 million as of December 31, 2003 and 2002, respectively.

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

 We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset "held-for-use" is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset's carrying amount is reduced to its fair market value. An asset "held-for-sale" is reported at the lower of the carrying amount or fair market value, less cost to sell.

Investment in Affiliates

 We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies. These investments are included in investments in affiliates in the consolidated balance sheets. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee's financial condition, results of operations and operating trends. We also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances, we determined that an other-than-temporary impairment existed for two of our investments. An impairment charge of $1.5 million has been recorded in other income (expense), net in the consolidated statement of income (loss) for the year ended December 31, 2003 to reduce our basis in investments to fair value.

 As of December 31, 2003 and 2002, the investment in our India joint venture was approximately $4.3 million and $5.8 million, respectively. Subcontracted services provided by our India joint venture for the years ended December 31, 2003, 2002 and 2001were $11.4 million, $14.3 million and $0.6 million, respectively and are included in subcontracted and other services expenses in the accompanying consolidated statements of income (loss). The Company had payables to our India joint venture of $1.9 million and $2.3 million at December 31, 2003 and 2002, respectively, which are included in trade accounts payable in the accompanying consolidated balance sheets. We received $1.8 million of dividend distributions from our India joint venture during the year ended December 31, 2003.

 As of and for the years ended December 31, 2003 and 2002, the investment in certain Latin America affiliates was approximately $14.5 million and $11.7 million, respectively. Of the $14.5 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized. We would recognize a loss when there is other than a temporary decline in value of our equity method investments. Subcontracted services provided by our Latin America joint ventures for the years ended December 31, 2003 and 2002 were not material.

 Summarized financial information of our significant equity method investments as of and for the year ended December 31, 2003 are as follows: Current assets of $17.1 million; non-current assets of $11.0 million; current liabilities of $4.7 million; non-current liabilities of $0.4 million; shareholder's equity of $23.1 million; revenue of $51.6 million; and net income of $2.7 million. Our significant equity investments in 2003 included our Latin America joint ventures, India joint venture and Context Connect, Inc.

 Summarized financial information of our significant equity method investments as of and for the year ended December 31, 2002 are as follows: Current assets of $23.1 million; non-current assets of $11.5 million; current liabilities of $8.6 million; non-current liabilities of $1.0 million; shareholder's equity of $25.0 million; revenue of $60.1 million; and net income of $8.0 million. Our significant equity investments in 2002 included our Latin America joint ventures and India joint venture.

Deferred Income Taxes

 We must report some of our revenue and expenses differently for our financial statements than we do for income tax purposes. The future tax effects of the differences in these items, as well as operating loss and tax credit carryforwards, are reported as deferred tax assets or liabilities in our Consolidated Balance Sheets.

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

Goodwill

 Goodwill represents the difference between the purchase price we paid in acquisitions, using the purchase method of accounting, and the fair value of the net assets we acquired. We adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", (SFAS No. 142) as of January 1, 2002. As a result of the adoption of this standard, we recorded a goodwill impairment loss of $18.4 million as a cumulative effect in the 2002 financial statements and ceased amortizing our goodwill. Our goodwill amortization expense was $3.6 million for the year ended December 31, 2001. Had we adopted the provisions of SFAS No. 142 on January 1, 2001, our net loss would have been $(19,138) for year ended December 31, 2001.

 Goodwill is tested annually for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset's carrying amount is reduced to its fair market value. The company's annual impairment testing is performed during the fourth quarter. No impairment charges resulted from the annual impairment tests for the years ended December 31, 2003 and 2002.

Income (Loss) Per Common Share

 We calculate income (loss) per common share by dividing our reported net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income (loss) is used in the computation of both basic and diluted income (loss) per share.

 The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At December 31, 2003, 2002, and 2001, we had 7.8, 8.7 and 7.7 million options, respectively, which have been excluded from the diluted net income (loss) per share computation because their exercise price exceeds the fair market value.

Use of Accounting Estimates

 Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States of America that affect our reported amounts of assets and liabilities at the dates of the financial statements, our disclosure of contingent assets and liabilities at the dates of the financial statements, and our reported amounts of revenue and expenses during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management's control. As a result, actual amounts could differ from these estimates.

Stock-Based Compensation

 We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

 The following table illustrates the effect on our net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Years Ended December 31,	2003	2002	2001

Net loss:
As reported	$(4,812)	$(9,783)	$(22,580)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(1,224)	(2,394)	(1,969)

Pro forma net loss	$(6,036)	$(12,177)	$(24,549)

Loss per common share:
As reported:
Basic	$(0.07)	$(0.13)	$(0.31)
Diluted	(0.07)	(0.13)	(0.31)
Pro forma:
Basic	$(0.08)	$(0.16)	$(0.33)
Diluted	(0.08)	(0.16)	(0.33)

 The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 2.99%, 2.00% and 3.70%; expected volatility of 59.6%, 69.2% and 77.5%; a dividend yield of 0%; and an expected option life of five years. The weighted average fair value of options granted in the years ended

December 31, 2003, 2002 and 2001 was $0.78, $1.61 and $1.83, respectively.

Fair Value of Financial Instruments

 We consider the amounts presented for financial instruments in the consolidated balance sheets, except for the Senior Subordinated Notes due 2006, to be reasonable estimates of fair value based on maturity dates or other characteristics. The estimated fair value of the Senior Subordinated Notes was approximately $98.0 million and $92.0 million at December 31, 2003 and 2002, respectively. The Company has determined the estimated fair value of the notes using available market information.

Comprehensive Income (Loss)

 Comprehensive income (loss) is presented in our Consolidated Statements of Stockholders' Equity. The difference between our reported net income (loss) and comprehensive income (loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive income (loss) included in our Consolidated Balance Sheets at December 31, 2003 and 2002 represents the accumulated foreign currency translation adjustment. We deem our unremitted earnings from foreign subsidiaries to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Recently Issued Accounting Standards

 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 resulted in a cumulative effect adjustment of $0.1 million of expense and is recorded in other income (expense), net in the consolidated statements of income (loss).

 In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which is effective for fiscal years beginning after December 31, 2002. SFAS 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We adopted SFAS 146 on January 1, 2003. See Note 11 to the consolidated financial statements for disclosure of asset impairment and restructuring expenses recorded during the years ended December 31, 2003, 2002 and 2001.

 In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 was effective prospectively for new or modified contracts beginning July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

 In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our consolidated financial statements.

 In January 2003, the FASB released Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE's created after January 31, 2003 and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE's in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. We do not have interests in special purpose entities and will apply the provisions of FIN 46R with our first quarter 2004 financial statements. We have not completed our assessment of the impact of FIN 46, but do not anticipate a material impact on our consolidated financial statements.

 In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Except for the provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The application of SFAS 149 did not have a material effect on our consolidated financial statements.

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of July 1, 2003. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

 In May 2003, the EITF reached a consensus on Issue 01-8, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-8"). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The new rules will be applied prospectively to such contracts entered into or modified after July 1, 2003. The adoption of EITF 01-8 did not have a material impact on our consolidated financial statements.

Reclassifications

 We have reclassified certain prior-period amounts for comparative purposes. These reclassifications did not affect consolidated net income for the periods presented.

Note 2. Property and Equipment

 Property and equipment consists of the following:

At December 31,	2003	2002

	(in thousands)

Computer equipment and software	$142,229	$116,315
Furniture, equipment and other	81,084	79,232
Leasehold improvements	46,422	37,339
Buildings	14,523	13,803
Other	1,566	2,851

	285,824	249,540
Accumulated depreciation	(195,591)	(162,657)

Property and equipment, net	$90,233	$86,883

Note 3. Goodwill

 The following represents a summary of changes in our goodwill for the years ended December 31:

	2003	2002	2001

	(in thousands)

Beginning of Year	$49,724	$73,216	$78,443
Amortization	—	—	(3,650)
Impairment Charge	—	(18,399)	—
Other	3,829	(5,093)	(1,567)

End of Year	$53,553	$49,724	$73,216

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

 The Notes, which include interest payable semiannually, are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt. The Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries and contain covenants that limit our ability and the ability of these subsidiaries to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with another company, and sell or otherwise dispose of all or substantially all of our assets.

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

 If we undergo a change of control, as defined, we may be required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase. At December 31, 2003, all of our long-term debt was scheduled to mature in 2006.

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

 At December 31, 2003, we had $41.0 million of available borrowings under the new credit facility, and we were in compliance with all financial covenants of the facility. The weighted-average interest rate for this facility was 4.8% at December 31, 2003.

 Prior to December 30, 2002, we had a long-term senior secured credit facility, under which we could borrow in U.S. dollars, British pounds sterling, and Euros, which allowed us to consolidate our U.S. and European bank lines into a single multi-borrower, multi-currency facility. The weighted-average interest rate for this facility was 4.5% at December 31, 2002.

 As a result of an amendment to our previous facility in June 2001, we wrote off $0.8 million of credit acquisition costs.

Other Current Debt

 During 2003 certain of our foreign subsidiaries entered into agreements with various financial institutions, under which we collateralized certain receivables for borrowings. The agreements provide for borrowings of up to $14.8 million, depending upon the level of eligible receivables. As of December 31, 2003, $11.1 million was outstanding and included in other current debt in the consolidated balance sheet. The weighted average interest rate as of December 31, 2003 was approximately 3.6%.

 The remainder of other current debt consists primarily of overdraft coverage and revolving credit lines by certain of our foreign subsidiaries that are payable in the subsidiaries' local currency. These lines primarily support short-term borrowing needs of our foreign subsidiaries. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

Note 5. Income Taxes

Components of Pretax Income (Loss)

 For financial reporting purposes, income (loss) before income taxes, minority interest and change in accounting method includes the following components:

Years Ended December 31,	2003	2002	2001

	(in thousands)

United States	$(9,907)	$10,900	$(11,980)
Foreign	10,559	9,965	(11,970)

Total	$652	$20,865	$(23,950)

Provision for Income Tax Expense (Benefit)

 The components of the provision for income tax expense (benefit) were:

Years Ended December 31,	2003	2002	2001

	(in thousands)

Current:
Federal	$—	$—	$(823)
Foreign	3,941	6,597	2,775
State	430	365	(105)

Total current	4,371	6,962	1,847

Deferred:
Federal	—	1,175	(6,977)
Foreign	427	2,205	3,713
State	—	95	(900)

Total deferred	427	3,475	(4,164)

Provision for income tax expense (benefit)	$4,798	$10,437	$(2,317)

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

Deferred Tax Assets and Liabilities

 The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our Consolidated Balance Sheets:

At December 31,	2003	2002

	(in thousands)

Deferred tax assets:
Accrued compensation and other liabilities	$1,678	$312
Goodwill	20,351	23,366
Net operating loss and other credit carryforwards	20,149	16,583
Net operating loss carryforwards related to international operations	12,667	11,054
Depreciation timing differences related to international operations	3,891	3,445

Total deferred tax assets	58,736	54,760
Valuation allowance	(47,645)	(43,428)

Net deferred tax assets	11,091	11,332

Deferred tax liabilities:
Leased assets and depreciation	362	296
Other	693	577

Total deferred tax liabilities	1,055	873

Net deferred tax assets	$10,036	$10,459

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

Net Operating Loss and Alternative Minimum Tax Credit Carryforwards

 At December 31, 2003, we had approximately:

•
$59.9 million in U.S. Federal net operating loss carryforwards, which expire between 2020 and 2022,
•
$46.4 million in foreign net operating loss carryforwards, of which $24.6 million expire between 2005 and 2017 and $21.8 million can be carried forward indefinitely,
•
$0.5 million of U.S. Federal general business credit carryforwards, which expire between 2008 and 2012, and
•
$1.8 million of U.S. Federal alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

Reconciliation of Reported Income Tax Expense (Benefit) to Expected Income Tax Expense

 The following table shows the reconciliation between income tax expense reported in our Consolidated Statements of Income (Loss) and the income tax expense (benefit) that would have resulted from applying the U.S. Federal income tax rate of 35% to pretax income (loss):

Years Ended December 31,	2003	2002	2001

	(in thousands)

Expected Federal income tax expense (benefit)	$73	$7,303	$(8,383)
State taxes, net of Federal effect	280	299	(663)
Tax credits	—	—	(1,611)
Goodwill on foreign operations, net of valuation allowance of $16.9 million	—	—	(5,970)
Amortization of goodwill	—	—	(5,311)
Impact of foreign operations, including goodwill	108	(1,812)	(1,622)
Valuation allowance	4,217	4,525	20,482
Other	120	122	761

Total	$4,798	$10,437	$(2,317)

Note 6. Lease Obligations

Capital Leases

 We are obligated under various capital leases for property and certain equipment that expire at various dates through 2015. Capitalized leased property and equipment, net of accumulated amortization, included in property and equipment in the consolidated balance sheet was approximately $10.4 million and $8.5 million at December 31, 2003 and 2002, respectively.

Operating Leases

 We also lease property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2015. Certain leases of real property provide options to extend the lease terms. Rent expense was approximately $27.9 million, $20.0 million and $19.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future Minimum Lease Payments

 At December 31, 2003, our future minimum payments under capital and operating leases were as follows:

	Capital Leases	Operating Leases
Year

	(in thousands)

2004	$3,358	$22,540
2005	1,990	18,721
2006	1,483	14,679
2007	1,242	10,284
2008	805	6,973
Thereafter	5,386	18,751

	$14,264	$91,948

Amount representing interest	(2,399)

Net	$11,865

Note 7. Stock-Based Compensation

Stock Options

 The 1999 Stock Incentive Plan (1999 Plan) provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 10,500,000 shares of common stock to our employees, consultants and non-employee directors.

 Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 2003, there were approximately 5.7 million shares available for issuance pursuant to future grants under the 1999 Plan.

 Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of December 31, 2003, options granted under these plans aggregating 3,005,110 remained outstanding. The last of these options will expire on February 1, 2009. We granted these options at prices ranging from $2.34 to $19.50. We will not grant additional options under these plans. The following table sets forth shares subject to options:

		Weighted- Average Exercise Price per Share
	Number of Options
Year

Balance January 1, 2001	10,296,800	$3.64
Granted	2,007,055	2.51
Exercised	(2,276,618)	0.05
Canceled	(2,376,352)	4.44

Balance December 31, 2001	7,650,885	4.17
Granted	2,628,932	2.76
Exercised	(6,000)	2.66
Canceled	(1,468,536)	3.57

Balance, December 31, 2002	8,805,281	3.83
Granted	809,563	1.48
Exercised	(4,704)	2.41
Canceled	(1,859,750)	3.54

Balance, December 31, 2003	7,750,390	$3.67

 The options exercisable at the end of each period were:

		Weighted- Average Exercise Price per Share
	Number of Options
Year

December 31, 2001	1,876,480	$4.92
December 31, 2002	2,611,204	$4.77
December 31, 2003	3,175,457	$4.61

 The following table summarizes stock options outstanding at December 31, 2003:

		Weighted- Average Remaining Life	Weighted- Average Exercise Price
Range of Exercise Prices	Number Outstanding

$1.24 to $1.75	922,223	9.1	$1.54
$1.76 to $4.00	4,965,299	6.3	$3.07
$4.01 to $6.33	1,076,961	5.3	$4.82
$6.34 to $7.22	524,697	6.0	$6.69
$7.23 to $12.66	201,210	4.1	$9.77
$12.67 to $20.00	60,000	3.2	$17.35

 The following table summarizes stock options exercisable at December 31, 2003:

		Weighted- Average Exercise Price
Range of Exercise Prices	Number Exercisable

$1.24 to $1.75	68,040	$1.75
$1.76 to $4.00	1,733,634	$3.20
$4.01 to $6.33	778,326	$4.82
$6.34 to $7.22	335,457	$6.71
$7.23 to $12.66	200,000	$9.75
$12.67 to $20.00	60,000	$17.35

 The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 2.99%, 2.00% and 3.70%; expected volatility of 59.6%, 69.2% and 77.5%; a dividend yield of 0%; and an expected option life of five years. The weighted average fair value of options granted in the years ended December 31, 2003, 2002 and 2001 was $0.78, $1.61 and $1.83, respectively.

Employee Stock Purchase Plan (ESPP)

 During 1998, we implemented an ESPP which enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. We have not recognized any compensation expense in connection with this plan. Total purchases and shares purchased under the ESPP were $123,280 and 93,858 shares for 2003, $165,131 and 77,052 shares for 2002 and $188,535 and 92,777 shares for 2001.

Note 8. Benefit Plans

 We sponsor a 401(k) plan, which covers substantially all domestic employees who are 18 years of age with 6 months or more of service. Participants may elect to contribute 1% to 20% of compensation. We may elect to make a year-end contribution to the 401(k) plan. We did not contribute to the plan in 2003, 2002, or 2001.

 We also make contributions to certain executive and other employee personal retirement programs, primarily in Europe. We contributed $1.7 million, $1.0 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

 We also sponsor a deferred compensation plan for certain executive employees who elect to contribute to the plan. We may voluntarily match all or a portion of the participants' contributions. Participants are 100% vested in their contributions and our contributions vest over a 15-year period. We did not contribute to the plan in 2003, 2002, or 2001.

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

 Revenue is primarily attributed to countries based upon the location where the services are performed. Following are summaries of our revenue and long-lived assets by geographic area:

Years Ended December 31,	2003	2002	2001

	(in thousands)

Revenue:
United States	$407,785	$424,746	$426,979
Spain	84,409	43,298	37,247
United Kingdom	77,471	74,728	64,315
Other foreign countries	276,848	227,439	196,507

Total revenue	$846,513	$770,211	$725,048

At December 31,	2003	2002

	(in thousands)

Long-lived assets:*
United States	$61,673	$54,634
Spain	17,991	13,501
United Kingdom	24,451	19,926
Other foreign countries	64,525	62,799

Total long-lived assets	$168,640	$150,860

*
Amounts exclude long-term deferred tax assets

Major Clients

 The combined total revenue of multiple independently managed business units of General Motors Corporation with operations primarily in the United States was 21.2%, 23.5% and 25.4% of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

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

 Subsequent to December 31, 2003, as a result of a revision to our estimate for loss reserves related to the settlement of two outstanding claims, we recorded a reduction of operating, selling and administrative expenses of $0.4 million in the accompanying consolidated statements of income (loss) for the year ended December 31, 2003.

Note 11. Asset Impairment and Restructuring Expenses

2003

 During 2003, in connection with the closure of our former headquarters facility and the closure of a contact center, we recorded asset impairment and restructuring expenses of $1.6 million, which consisted of the write-off of abandoned leasehold improvements of $0.4 million and for $1.2 million of scheduled payments of operating leases for which we will receive no future economic benefit. In addition, we recorded asset impairment and restructuring expenses of $1.4 million as a result of a revision to our estimate for non-cancelable lease payments associated with a previously announced facility closure.

2002

 During 2002, we recorded additional restructuring expense of $1.4 million primarily associated with a revision to our estimate for non-cancelable lease payments associated with a facility closure in connection with the 2001 restructuring plan.

2001

 During 2001, we announced a restructuring plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability. The key components of the restructuring plan include several major organizational changes and the streamlining of contact center operations and corporate support services to improve effectiveness and drive revenue growth.

 As part of our restructuring plan, we eliminated approximately 350 operating, selling, and administrative positions globally, and reduced excess capacity by closing nine contact centers plus three administrative offices, and downsizing another five contact centers plus two administrative offices, resulting in the elimination of approximately 2,100 workstations.

 In connection with the restructuring, we recorded $26.2 million of asset impairment and restructuring charges in 2001.

 We summarize the components of the restructuring charges that we recorded as asset impairment and restructuring expenses in the following table:

	Severance	Facility Closure or Reduction	Other	Total

	(in millions)

January 1, 2001	$—	$—	$—	$—
Expensed	5.1	12.3	0.9	18.3
Paid	(4.2)	(3.7)	(0.2)	(8.1)
Other	—	—	—	—

December 31, 2001	0.9	8.5	0.7	10.1
Expensed	0.1	1.3	—	1.4
Paid	(0.9)	(3.4)	(0.2)	(4.5)
Other	0.2	—	(0.2)	—

December 31, 2002	0.3	6.4	0.3	7.0
Expensed	—	2.6	—	2.6
Paid	—	(3.0)	(0.3)	(3.3)
Other	(0.2)	0.5	—	0.3

December 31, 2003	$0.1	$6.5	$—	$6.6

 Other includes the impact of foreign currency translation. The 2001 charges exclude $9.3 million of asset write-downs that we recorded as a reduction of fixed assets. Items charged to the accrual during 2003, 2002 and 2001 were cash items.

 We have classified the remaining $6.6 million of unpaid liabilities as accrued operating expenses in our December 31, 2003 Consolidated Balance Sheet.

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

Note 13. Supplemental Guarantor Financial Information

 Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following unaudited statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•
Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002, and 2001,
•
Condensed Consolidating Balance Sheets at December 31, 2003 and 2002, and
•
Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Year Ended December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Revenues	$366,501	$41,284	$438,728	$—	$846,513

Operating expenses:
Direct labor and telecommunications expenses	199,279	22,719	275,425	(148)	497,275
Subcontracted and other services expenses	49,731	3,156	1,234	—	54,121
Operating, selling and administrative expenses	113,651	10,950	159,123	139	283,863
Asset impairment and restructuring expenses	—	—	—	—	—

Total operating expenses	362,661	36,825	435,782	(9)	835,259

Operating income (loss)	3,840	4,459	2,946	9	11,254

Other income (expense):
Interest expense, net	(9,075)	96	(2,829)	(18)	(11,826)
Equity in earnings (losses) of affiliates	(3,485)	(9,023)	641	13,284	1,417
Other income (expense), net	2,024	994	(3,211)	—	(193)

Total other income (expense), net	(10,536)	(7,933)	(5,399)	13,266	(10,602)

Income (loss) before income taxes, minority interest and change in accounting method	(6,696)	(3,474)	(2,453)	13,275	652
Income tax expense	(1,105)	11	5,904	(12)	4,798
Minority interest	—	—	666	—	666

Income (loss) before change in accounting method	(5,591)	(3,485)	(9,023)	13,287	(4,812)
Cumulative effect of a change in accounting method	—	—	—	—	—

Net income (loss)	$(5,591)	$(3,485)	$(9,023)	$13,287	$(4,812)

Currency translation adjustment	(50)	237	17,404	—	17,591

Comprehensive income (loss)	$(5,641)	$(3,248)	$8,381	$13,287	$12,779

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Year Ended December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Revenue	$382,923	$41,788	$350,350	$(4,850)	$770,211

Operating expenses:
Direct labor and telecommunications expenses	202,625	23,407	207,424	—	433,456
Subcontracted and other services expenses	49,236	2,881	7,227	(4,317)	55,027
Operating, selling, and administrative expenses	115,752	11,118	124,637	(533)	250,974
Asset impairment and restructuring expenses	1,495	—	(51)	—	1,444

Total operating expenses	369,108	37,406	339,237	(4,850)	740,901

Operating income (loss)	13,815	4,382	11,113	—	29,310

Other income (expense):
Equity in earnings (losses) of subsidiaries and affiliates	(13,897)	(19,171)	3,441	33,068	3,441
Interest income (expense), net	(10,335)	91	(1,006)	—	(11,250)
Other income (expense), net	3,423	801	(4,860)	—	(636)

Total other income (expense)	(20,809)	(18,279)	(2,425)	33,068	(8,445)

Income (loss) before income taxes, minority interest and change in accounting method	(6,994)	(13,897)	8,688	33,068	20,865
Income tax expense (benefit)	2,789	—	7,648	—	10,437
Minority interest	—	—	1,812	—	1,812

Income (loss) before change in accounting method	(9,783)	(13,897)	(772)	33,068	8,616
Cumulative effect of a change in accounting for goodwill	—	—	(18,399)	—	(18,399)

Net income (loss)	$(9,783)	$(13,897)	$(19,171)	$33,068	$(9,783)

Currency translation adjustment	8,886	1,860	726	(2,586)	8,886

Comprehensive income (loss)	$(897)	$(12,037)	$(18,445)	$30,482	$(897)

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Year Ended December 31, 2001	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Revenue	$390,322	$40,669	$297,481	$(3,424)	$725,048

Operating expenses:
Direct labor and telecommunications expenses	220,455	22,688	167,923	—	411,066
Subcontracted and other services expenses	29,621	2,193	5,135	—	36,949
Operating, selling, and administrative expenses	127,841	11,839	124,294	(3,424)	260,550
Asset impairment and restructuring expenses	12,922	25	13,238	—	26,185

Total operating expenses	390,839	36,745	310,590	(3,424)	734,750

Operating income (loss)	(517)	3,924	(13,109)	—	(9,702)

Other income (expense):
Equity in earnings (losses) of subsidiaries and affiliates	(21,445)	(23,949)	(297)	45,394	(297)
Interest income (expense), net	(10,979)	80	(743)	—	(11,642)
Other income (expense), net	56	—	(2,365)	—	(2,309)

Total other income (expense)	(32,368)	(23,869)	(3,405)	45,394	(14,248)

Income (loss) before income taxes and minority interest	(32,885)	(19,945)	(16,514)	45,394	(23,950)
Income tax expense (benefit)	(10,305)	1,500	6,488	—	(2,317)
Minority interest	—	—	947	—	947

Net income (loss)	$(22,580)	$(21,445)	$(23,949)	$45,394	$(22,580)

Currency translation adjustment	(6,760)	(4,800)	(5,678)	10,478	(6,760)

Comprehensive income (loss)	$(29,340)	$(26,245)	$(29,627)	$55,872	$(29,340)

Condensed Consolidating Balance Sheet

Year Ended December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,010	$3,090	$14,750	$—	$29,850
Trade accounts receivable, net	95,899	60,483	113,341	(94,181)	175,542
Prepaid expenses and other current assets	6,280	34	13,489	—	19,803

Total current assets	114,189	63,607	141,580	(94,181)	225,195

Property and equipment, net	20,792	2,608	66,833	—	90,233

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Deferred income taxes	8,607	—	117	—	8,724
Investments in affiliates	—	—	18,911	—	18,911
Other assets	6,196	56	1,887	—	8,139
Investments in subsidiaries	132,961	104,008	—	(236,969)	—

Total assets	$302,322	$170,293	$263,290	$(331,150)	$404,755

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—	$22,894	$—	$22,894
Current portion of capital lease obligations	506	117	2,558	—	3,181
Trade accounts payable	17,913	35,402	71,448	(94,181)	30,582
Accrued expenses and other current liabilities	29,776	1,713	52,743	(80)	84,152

Total current liabilities	48,195	37,232	149,643	(94,261)	140,809
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	—	100	8,584	—	8,684
Deferred compensation	1,389	—	—	—	1,389
Deferred income taxes	—	—	1,055	—	1,055

Total liabilities	149,584	37,332	159,282	(94,261)	251,937

Minority interests	—	—	1,869	—	1,869

Stockholders' equity	152,738	132,961	102,139	(236,889)	150,949

Total liabilities and stockholders' equity	$302,322	$170,293	$263,290	$(331,150)	$404,755

SITEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

At December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,615	$2,855	$14,672	$—	$34,142
Trade accounts receivable, net	90,679	21,512	69,062	(52,610)	128,643
Prepaid expenses and other current assets	6,954	138	13,779	—	20,871

Total current assets	114,248	24,505	97,513	(52,610)	183,656

Property and equipment, net	25,768	1,875	59,240	—	86,883

Other assets:
Goodwill, net	19,576	—	30,148	—	49,724
Deferred income taxes	6,100	—	91	—	6,191
Investments in affiliates	1,000	—	17,461		18,461
Other assets	6,205	70	787	—	7,062
Investments in subsidiaries	123,826	100,588	—	(224,414)	—

Total assets	$296,723	$127,038	$205,240	$(277,024)	$351,977

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,404	$—	$—	$—	$5,404
Current portion of capital lease obligations	1,065	—	886	—	1,951
Trade accounts payable	11,835	890	68,118	(52,231)	28,612
Accrued expenses and other current liabilities	29,271	2,322	35,359	(458)	66,494

Total current liabilities	47,575	3,212	104,363	(52,689)	102,461
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	520	—	6,787	—	7,307
Deferred compensation	1,394	—	—	—	1,394
Deferred income taxes	—	—	873	—	873

Total liabilities	149,489	3,212	112,023	(52,689)	212,035

Minority interests	—	—	780	—	780

Stockholders' equity	147,234	123,826	92,437	(224,335)	139,162

Total liabilities and stockholders' equity	$296,723	$127,038	$205,240	$(277,024)	$351,977

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)
Net cash flows from operating activities	$17,206	$6,436	$(14,536)	$—	$9,106

Cash flows from investing activities:
Investment in subsidiaries	—	—	—	—	—
Purchases of property and equipment	(8,199)	(1,632)	(14,977)	—	(24,808)
Proceeds from sales of property and equipment	—	—	211	—	211
Dividends received from affiliates	—	—	1,815	—	1,815
Increase in other assets	—	—	(333)	—	(333)
Investment in affiliates	(1,000)	—	—	—	(1,000)

Net cash flows from investing activities	(9,199)	(1,632)	(13,284)	—	(24,115)

Cash flows from financing activities:
Borrowings on debt	—	—	21,302	—	21,302
Repayments of debt and capital lease obligations	(6,129)	—	(2,215)	—	(8,344)
Net capital contribution from parent	—	—	—	—	—
Net borrowings and payments in intercompany balances	(5,474)	(4,569)	10,043	—	—
Treasury stock reissuances (repurchases), net	(1,009)	—	—	—	(1,009)
Other	—	—	—	—	—

Net cash flows from financing activities	(12,612)	(4,569)	29,130	—	11,949

Effect of exchange rates on cash	—	—	(1,232)	—	(1,232)

Net increase (decrease) in cash	(4,605)	235	78	—	(4,292)
Cash and cash equivalents, beginning of period	16,615	2,855	14,672	—	34,142

Cash and cash equivalents, end of period	$12,010	$3,090	$14,750	$—	$29,850

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Net cash provided by operating activities	$8,795	$10,276	$19,057	$—	$38,128

Cash flows from investing activities:
Investments in subsidiaries	(107)	(9,104)	—	9,211	—
Purchases of property and equipment	(7,330)	(626)	(22,471)	—	(30,427)
Proceeds from sales of property and equipment		—	2,488	—	2,488
Increase in other assets	(527)	—	4	—	(523)

Net cash provided by (used in) investing activities	(7,964)	(9,730)	(19,979)	9,211	(28,462)

Cash flows from financing activities:
Borrowings on debt	36,259	—	2,165	—	38,424
Repayments of debt and capital lease obligations	(31,756)	—	(1,964)	—	(33,720)
Net capital contribution from parent	—	107	9,104	(9,211)	—
Net borrowings and payments on intercompany balances	4,383	—	(4,383)	—	—
Purchases of treasury stock, net of reissuances	85	—	—	—	85
Capital contribution from (distribution to) minority interest	—	—	(1,501)	—	(1,501)
Other	—	—	18	—	18

Net cash provided by (used in) financing activities	8,971	107	3,439	(9,211)	3,306

Effect of exchange rates on cash	—	—	(986)	—	(986)

Net increase (decrease) in cash	9,802	653	1,531	—	11,986
Cash and cash equivalents, beginning of period	6,814	2,202	13,140	—	22,156

Cash and equivalents, end of period	$16,616	$2,855	$14,671	$—	$34,142

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2001	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Net cash provided by operating activities	$21,455	$10,253	$16,901	$—	$48,609

Cash flows from investing activities:
Investments in subsidiaries	2,251	(7,285)	—	5,034	—
Purchases of property and equipment	(7,330)	(245)	(32,869)	—	(40,444)
Proceeds from sales of property and equipment	15	—	40	—	55
Increase in other assets	(850)	—	(2,534)	—	(3,384)

Net cash provided by (used in) investing activities	(5,914)	(7,530)	(35,363)	5,034	(43,773)

Cash flows from financing activities:
Repayments of notes payable	—	—	(302)	—	(302)
Borrowings on debt	52,500	—	20,872	—	73,372
Repayments of debt and capital lease obligations	(55,143)	—	(22,146)	—	(77,289)
Net capital contribution from parent	—	(2,251)	7,285	(5,034)	—
Net borrowings and payments on intercompany balances	(10,927)	—	10,927	—	—
Common stock issued, net of expenses	121	—	—	—	121
Purchases of treasury stock, net of reissuances	(248)	—	—	—	(248)
Capital contribution from minority interest	—	—	537	—	537
Other	—	—	(64)	—	(64)

Net cash provided by (used in) financing activities	(13,697)	(2,251)	17,109	(5,034)	(3,873)

Effect of exchange rates on cash	—	—	1,296	—	1,296

Net increase (decrease) in cash	1,844	472	(57)	—	2,259
Cash and cash equivalents, beginning of period	4,970	1,730	13,197	—	19,897

Cash and equivalents, end of period	$6,814	$2,202	$13,140	$—	$22,156

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

2003 Quarterly Data

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Revenue	$194,095	$204,566	$208,755	$239,097
Operating income (loss)	3,202	(713)	(396)	9,161
Net income (loss)	61	(3,243)	(3,946)	2,316
Total assets*	354,752	376,197	382,494	402,559
Total liabilities*	211,621	232,817	242,753	251,937
Cash flows from:
Operating activities*	9,254	(1,192)	(1,638)	2,683
Investing activities	(6,272)	(8,852)	(3,848)	(5,143)
Financing activities*	(307)	4,673	2,268	5,314
Income per common share:
Basic	$0.00	$(0.04)	$(0.05)	$0.03
Diluted	0.00	(0.04)	(0.05)	0.03

 * Includes reclassification of credit balances included in trade accounts receivable to short-term borrowings

 First quarter results include $0.8 million of asset impairment and restructuring charges, as discussed in Note 11.

 Fourth quarter results include $2.2 million of asset impairment and restructuring charges, as discussed in Note 11.

2002 Quarterly Data

Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
Revenue	$193,032	$196,747	$190,670	$189,762
Operating income	7,663	8,863	2,632	10,152
Net income	2,738	3,511	17	2,350
Total assets	360,426	375,173	376,850	351,977
Total liabilities	212,610	212,677	216,615	212,035
Cash flows from:
Operating activities	2,053	22,558	1,678	11,839
Investing activities	(8,546)	(9,062)	(3,569)	(7,285)
Financing activities	(609)	(713)	1,238	3,390
Income per common share:
Basic	$0.04	$0.05	$0.00	$0.03
Diluted	0.04	0.05	0.00	0.03

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

 Under date of March 5, 2004, we reported on the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

/s/ KPMG LLP
KPMG LLP

 Omaha, Nebraska
March 5, 2004

S-1

SITEL CORPORATION AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (describe)	Deductions (describe)		Balance at end of period
			(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$4,011	$1,472	$—	$(2,395	) (a)	$3,088
Year ended December 31, 2002	$5,208	$523	$—	$(1,720	) (a)(b)	$4,011
Year ended December 31, 2001	$6,456	$2,585	$—	$(3,833	) (a)	$5,208
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

 See accompanying Independent Auditors' Report on the Financial Statement Schedule.

S-2

QuickLinks

SITEL CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS
SIGNATURES
EXHIBIT INDEX
SITEL CORPORATION AND SUBSDIRIES TABLE OF CONTENTS Financial Statements and Financial Statement Schedule
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