Form 10-Q
period 2004-03-31
SITEL CORP
filed 2004-05-10
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

YES  ☒     NO  ☐

COMMON STOCK, $.001 PAR VALUE – 73,650,822 SHARES OUTSTANDING AS OF APRIL 30, 2004

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

PART II — Other Information

Item 1	–	Legal Proceedings

Item 5	–	Other Information

Item 6	–	Exhibits and Reports on Form 8-K

Signature

Exhibit Index

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Revenue	$244,406	$194,095

Operating expenses:
Direct labor and telecommunications expenses	144,128	110,772
Subcontracted and other services expenses	12,815	13,649
Operating, selling and administrative expenses	76,839	65,676
Asset impairment and restructuring expenses	—	796
Total operating expenses	233,782	190,893

Operating income	10,624	3,202

Other income (expense):
Interest expense, net	(3,112)	(2,724)
Equity in earnings (loss) of affiliates	(7)	618
Other expense, net	(274)	(659)
Total other expense, net	(3,393)	(2,765)

Income before income taxes and minority interest	7,231	437

Income tax expense	1,977	170
Minority interest	214	206
Net income	$5,040	$61

Weighted average common shares outstanding:
Basic	73,633	74,258
Diluted	73,980	74,258

Earnings per share:
Basic	$0.07	$0.00
Diluted	$0.07	$0.00

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,066	$29,850
Trade accounts receivable (net of allowance for doubtful accounts of $2,923 and $3,088, respectively)	181,702	175,542
Prepaid expenses	10,790	10,072
Deferred income taxes	2,405	2,367
Other assets	6,745	7,364
Total current assets	230,708	225,195

Property and equipment, net	86,441	90,233
Other assets:
Goodwill	53,553	53,553
Deferred income taxes	8,792	8,724
Investment in affiliates	19,139	18,911
Other assets	8,005	8,139
Total assets	$406,638	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$21,499	$22,894
Current portion of capital lease obligations	2,670	3,181
Trade accounts payable	26,261	30,582
Income taxes payable	708	628
Accrued wages, salaries and bonuses	45,017	38,817
Accrued operating expenses	33,859	37,823
Deferred revenue and other	7,869	6,884
Total current liabilities	137,883	140,809
Long-term debt and other liabilities:
Long-term debt	100,000	100,000
Capital lease obligations, excluding current portion	8,253	8,684
Deferred compensation	1,197	1,389
Deferred income taxes	1,130	1,055
Total liabilities	248,463	251,937

Minority interests	2,083	1,869
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,340,635 and 74,368,135 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,785	168,726
Accumulated other comprehensive income	330	329
Accumulated deficit	(11,989)	(17,044)
Less treasury stock, at cost, 744,813 and 755,300 common shares, respectively	(1,108)	(1,136)

Total stockholders’ equity	156,092	150,949
Total liabilities and stockholders’ equity	$406,638	$404,755

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$5,040	$61
Adjustments to reconcile net income to net cash flows from operating activities:
Asset impairment and restructuring provision	—	796
Depreciation and amortization	9,185	8,809
Provision for deferred income taxes	(18)	(3)
Equity in (earnings) loss of affiliates	7	(618)
Impairment of equity investments	—	500
Changes in operating assets and liabilities:
Trade accounts receivable	(8,772)	467
Other assets	(502)	1,311
Trade accounts payable	(4,137)	831
Other liabilities	5,489	(2,900)
Net cash flows from operating activities	6,292	9,254

Cash flows from investing activities:
Purchases of property and equipment	(5,458)	(5,272)
Investment in affiliates	—	(1,000)
Net cash flows from investing activities	(5,458)	(6,272)

Cash flows from financing activities:
Borrowings on debt	4,092	5,259
Repayments of debt	(5,488)	(5,404)
Repayments of capital lease obligations	(718)	(219)
Treasury stock reissuances	63	57
Net cash flows from financing activities	(2,051)	(307)
Effect of exchange rates on cash	433	(568)
Net increase (decrease) in cash	(784)	2,107
Cash and cash equivalents, beginning of period	29,850	34,142
Cash and cash equivalents, end of period	$29,066	$36,249

Non-cash investing and financing activities:
Capital leases incurred	$—	$983

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Consolidation and Presentation

General

References in the Notes to Consolidated Condensed Financial Statements to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large and mid-size corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the automotive, consumer products, financial services, insurance, telecommunications, Internet service provider, cable, technology and utilities sectors.

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The remaining provisions of FIN 46R were effective January 1, 2004.  The adoption of FIN 46R did not have a material impact on our consolidated condensed financial statements.

Stock-Based Compensation

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Three Months Ended March 31,	2004	2003
	(in thousands)
Net income:
As reported	$5,040	$61
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(259)	(348)
Pro forma	$4,781	$(287)

Income per common share:
As reported:
Basic	$0.07	$0.00
Diluted	0.07	0.00
Pro forma:
Basic	0.07	0.00
Diluted	0.07	0.00

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

	2004	2003

Volatility factor	53.0%	69.2%
Risk-free interest rate	3.4%	2.0%
Expected life (in years)	5	5

Significant Clients

Our top 20 clients accounted for 68.4% and 67.2% of our revenue in the three-month periods ended March 31, 2004 and 2003, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 17.3% and 20.3% of our total revenue in the three-month periods ended March 31, 2004 and 2003.  The primary General Motors contract expires in December 2005, while a second contract is set to terminate in June 2004.  In addition, Hewlett-Packard (HP) was responsible for 11.6% of our revenue for the three-month period ended March 31, 2004.

Note 2. Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$5,040	$61
Other comprehensive income:
Currency translation adjustment	1	2,898
Comprehensive income	$5,041	$2,959

Accumulated other comprehensive income included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3.  Asset Impairment and Restructuring Expenses

As a result of certain client contract negotiations that concluded during the three months ended March 31, 2003, we re-assessed our facilities requirements and determined that a certain facility subject to an operating lease was no longer needed. As a result, we recorded asset impairment and restructuring expenses of $0.8 million during the three months ended March 31, 2003 related to the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million for scheduled payments of operating leases for which we will receive no future economic benefit. Our estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. The facility was abandoned prior to March 31, 2003.

The additional remaining asset impairment and restructuring accruals relate to previous restructurings in conjunction with our plan designed to intensify our focus on core competencies, accelerate revenue growth, and improve profitability, which was announced in June 2001.

No asset impairment or restructuring expenses were incurred during the three months ended March 31, 2004.  We summarize the components of the accrued restructuring expenses recorded in our condensed consolidated balance sheet in the following table:

	Accrual Balance December 31, 2003	Expensed in 2004	Paid in 2004	Other in 2004	Accrual Balance March 31, 2004
	(in millions)

Severance	$0.1	$—	$—	$—	$0.1
Facility closure or reduction	6.5	—	(1.0)	0.1	$5.6
Total	$6.6	$—	$(1.0)	$0.1	$5.7

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

Note 4. Investments in Affiliates

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. We also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, we determined that an other-than-temporary impairment existed for one of our investments. Impairment charges of $0.5 million were recorded in other expense, net in the consolidated condensed statement of income to record this investment at fair value.

Subcontracted expenses for services provided by our India joint venture for the three-month periods ended March 31, 2004 and 2003 were $3.4 million and $3.4 million, respectively.  The Company had payables to our India joint venture of $1.4 million and $2.3 million at March 31, 2004 and December 31, 2003 respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

Subcontracted services provided by our Latin America joint venture for the three-month periods ended March 31, 2004 and 2003 were not material.

Note 5. Stock-Based Compensation

The 1999 Stock Incentive Plan (1999 Plan) provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 10,500,000 shares of common stock to our employees, consultants and non-employee directors.

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At March 31, 2004, there were approximately 5.5 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of March 31, 2004, options granted under these plans aggregating 2,725,884 remained outstanding with strike prices ranging from $2.41 to $12.50.  The last of these options will expire on February 1, 2009. We will not grant additional options under these plans. The following table sets forth shares subject to options:

	Number of Options	Weighted- Average Exercise Price per Share

Balance January 1, 2004	7,750,390	$3.67
Granted	96,000	2.36
Exercised	(27,500)	2.29
Canceled	(43,375)	3.04
Balance, March 31, 2004	7,775,515	$3.66

The options exercisable at the end of each period were:

	Number of Options	Weighted- Average Exercise Price per Share

December 31, 2003	3,175,457	$4.61
March 31, 2004	3,778,003	$4.47

The following table summarizes stock options outstanding at March 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price

$1.24 to $1.75	895,823	8.9	$1.54
$1.76 to $4.00	5,006,409	6.1	$3.06
$4.01 to $6.33	1,090,961	5.0	$4.82
$6.34 to $7.22	521,112	5.8	$6.69
$7.23 to $12.66	201,210	3.9	$9.77
$12.67 to $20.00	60,000	3.0	$17.35

The following table summarizes stock options exercisable at March 31, 2004:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price

$1.24 to $1.75	107,256	$1.57
$1.76 to $4.00	2,055,787	$3.12
$4.01 to $6.33	928,468	$4.81
$6.34 to $7.22	426,492	$6.70
$7.23 to $12.66	200,000	$9.75
$12.67 to $20.00	60,000	$17.35

Note 6. Contingencies

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

Note 7. Earnings Per Share

We calculate income per common share by dividing our reported net income by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income is used in the computation of both basic and diluted income per share.

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At March 31, 2004 and 2003, we had 5.8 million and 8.5 million options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

Note 8. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•                  Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2004 and 2003,

•                  Condensed Consolidating Balance Sheets at March 31, 2004 and December 31, 2003, and

•                  Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2004 and 2003.

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended March 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$91,986	$13,190	$139,230	$—	$244,406

Operating expenses:
Direct labor and telecommunications expenses	50,019	6,552	87,557	—	144,128
Subcontracted and other services expenses	11,557	820	438	—	12,815
Operating, selling and administrative expenses	26,555	2,779	47,505	—	76,839
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	88,131	10,151	135,500	—	233,782

Operating income	3,855	3,039	3,730	—	10,624

Other income (expense):
Interest expense, net	(2,503)	(1)	(608)	—	(3,112)
Equity in earnings (loss) of affiliates	2,386	(615)	(7)	(1,771)	(7)
Other expense, net	1,314	113	(1,701)	—	(274)
Total other expense, net	1,197	(503)	(2,316)	(1,771)	(3,393)

Income before income taxes and minority interest	5,052	2,536	1,414	(1,771)	7,231

Income tax expense	12	150	1,815	—	1,977
Minority interest	—	—	214	—	214
Net income (loss)	$5,040	$2,386	$(615)	$(1,771)	$5,040

Currency translation adjustment	—	(12)	13	—	1
Comprehensive income (loss)	$5,040	$2,374	$(602)	$(1,771)	$5,041

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended March 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$87,530	$11,782	$96,331	$(1,548)	$194,095

Operating expenses:
Direct labor and telecommunications expenses	46,876	5,902	57,994	—	110,772
Subcontracted and other services expenses	11,610	672	1,367	—	13,649
Operating, selling and administrative expenses	29,283	2,787	35,154	(1,548)	65,676
Asset impairment and restructuring expenses	—	—	796	—	796
Total operating expenses	87,769	9,361	95,311	(1,548)	190,893

Operating income (loss)	(239)	2,421	1,020	—	3,202

Other income (expense):
Interest expense, net	(2,538)	(5)	(181)	—	(2,724)
Equity in earnings (loss) of affiliates	2,233	(17)	618	(2,216)	618
Other expense, net	605	(166)	(1,098)	—	(659)
Total other expense, net	300	(188)	(661)	(2,216)	(2,765)

Income before income taxes and minority interest	61	2,233	359	(2,216)	437

Income tax expense	—	—	170	—	170
Minority interest	—	—	206	—	206
Net income (loss)	$61	$2,233	$(17)	$(2,216)	$61

Currency translation adjustment	2,898	48	3,028	(3,076)	2,898
Comprehensive income (loss)	$2,959	$2,281	$3,011	$(5,292)	$2,959

Condensed Consolidating Balance Sheet

At March 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,984	$4,637	$16,445	$—	$29,066
Trade accounts receivable, net	100,327	61,945	110,756	(91,326)	181,702
Prepaid expenses and other current assets	5,943	62	13,935	—	19,940
Total current assets	114,254	66,644	141,136	(91,326)	230,708

Property and equipment, net	20,029	2,412	64,000	—	86,441

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Deferred income taxes	8,607	—	185	—	8,792
Investments in affiliates	—	—	19,139	—	19,139
Other assets	5,980	56	1,969	—	8,005
Investments in subsidiaries	135,603	103,684	—	(239,287)	—
Total assets	$304,050	$172,810	$260,391	$(330,613)	$406,638

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$59	$—	$21,440	$—	$21,499
Current portion of capital lease obligations	347	118	2,205	—	2,670
Trade accounts payable	13,812	34,337	69,431	(91,319)	26,261
Accrued expenses and other current liabilities	30,539	2,682	54,318	(86)	87,453
Total current liabilities	44,757	37,137	147,394	(91,405)	137,883
Long-term debt and other liabilities:
Long-term debt	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	—	70	8,183	—	8,253
Deferred compensation	1,197	—	—	—	1,197
Deferred income taxes	—	—	1,130	—	1,130
Total liabilities	145,954	37,207	156,707	(91,405)	248,463

Minority interests	—	—	2,083	—	2,083

Stockholders’ equity	158,096	135,603	101,601	(239,208)	156,092
Total liabilities and stockholders’ equity	$304,050	$172,810	$260,391	$(330,613)	$406,638

Condensed Consolidating Balance Sheet

At December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,010	$3,090	$14,750	$—	$29,850
Trade accounts receivable, net	95,899	60,483	113,341	(94,181)	175,542
Prepaid expenses and other current assets	6,280	34	13,489	—	19,803
Total current assets	114,189	63,607	141,580	(94,181)	225,195

Property and equipment, net	20,792	2,608	66,833	—	90,233

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Deferred income taxes	8,607	—	117	—	8,724
Investments in affiliates	—	—	18,911	—	18,911
Other assets	6,196	56	1,887	—	8,139
Investments in subsidiaries	132,961	104,008	—	(236,969)	—
Total assets	$302,322	$170,293	$263,290	$(331,150)	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$—	$—	$22,894	$—	$22,894
Current portion of capital lease obligations	506	117	2,558	—	3,181
Trade accounts payable	17,913	35,402	71,448	(94,181)	30,582
Accrued expenses and other current liabilities	29,776	1,713	52,743	(80)	84,152
Total current liabilities	48,195	37,232	149,643	(94,261)	140,809
Long-term debt and other liabilities:
Long-term debt	100,000	—	—	—	100,000
Capital lease obligations,
excluding current portion	—	100	8,584	—	8,684
Deferred compensation	1,389	—	—	—	1,389
Deferred income taxes	—	—	1,055	—	1,055
Total liabilities	149,584	37,332	159,282	(94,261)	251,937

Minority interests	—	—	1,869	—	1,869

Stockholders’ equity	152,738	132,961	102,139	(236,889)	150,949
Total liabilities and stockholders’ equity	$302,322	$170,293	$263,290	$(331,150)	$404,755

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	(6,091)	4,195	8,195	(7)	6,292

Cash flows from investing activities:
Investment in subsidiaries	—	—	—	—	—
Purchases of property and equipment	(1,528)	(116)	(3,814)	—	(5,458)
Investment in affiliates	—	—	—	—	—
Net cash flows from investing activities	(1,528)	(116)	(3,814)	—	(5,458)

Cash flows from financing activities:
Borrowings on debt	—	—	4,092	—	4,092
Repayments of debt and capital lease obligations	(1,788)	—	(4,418)	—	(6,206)
Net capital contribution from parent	—	—	—	—	—
Net borrowings and payments in intercompany balances	5,318	(2,532)	(2,793)	7	—
Treasury stock reissuances	63	—	—	—	63
Net cash flows from financing activities	3,593	(2,532)	(3,119)	7	(2,051)
Effect of exchange rates on cash	—	—	433	—	433
Net increase (decrease) in cash	(4,026)	1,547	1,695	—	(784)
Cash and cash equivalents, beginning of period	12,010	3,090	14,750	—	29,850
Cash and cash equivalents, end of period	$7,984	$4,637	$16,445	$—	$29,066

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	9,113	4,580	(4,439)	—	9,254

Cash flows from investing activities:
Investment in subsidiaries	2,662	(1,110)	—	(1,552)	—
Purchases of property and equipment	(1,337)	(397)	(3,538)	—	(5,272)
Investment in affiliates	(1,000)	—	—	—	(1,000)
Net cash flows from investing activities	325	(1,507)	(3,538)	(1,552)	(6,272)

Cash flows from financing activities:
Borrowings on debt	—	—	5,259	—	5,259
Repayments of debt and capital lease obligations	(5,372)	—	(251)	—	(5,623)
Net capital contribution from parent	—	(2,662)	1,110	1,552	—
Net borrowings and payments in
intercompany balances	(3,681)	—	3,681	—	—
Treasury stock reissuances	57	—	—	—	57
Net cash flows from financing activities	(8,996)	(2,662)	9,799	1,552	(307)
Effect of exchange rates on cash	144	—	(712)	—	(568)
Net increase (decrease) in cash	586	411	1,110	—	2,107
Cash and cash equivalents, beginning of period	16,616	2,855	14,671	—	34,142
Cash and cash equivalents, end of period	$17,202	$3,266	$15,781	$—	$36,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References in this report to “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of complex, multi-channel contact centers. We support the Customer Relationship Management (CRM) strategies of large corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and in-house contact centers. We serve clients primarily in the automotive; consumer products; financial services; insurance; technology; telecommunications, ISP and cable; and utilities sectors.

In Management’s Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Income, which present the results of our operations for the three-month periods ended March 31, 2004 and 2003, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

General Business Risks and Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 68.4% and 67.2% of our revenue in the three-month periods ended March 31, 2004 and 2003, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 17.3% and 20.3% of our total revenue in the three-month periods ended March 31, 2004 and 2003. On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for General Motors’ North American Vehicle Sales, Service, and Marketing Group through December 31, 2005. An existing agreement under which we supported OnStar operations will terminate effective June 22, 2004. In addition, Hewlett-Packard (HP) was responsible for 11.6% of our revenue for the three-month period ended March 31, 2004. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101) “Revenue Recognition in Financial Statements” and SAB 104, “Revenue Recognition”. We recognize revenue at the time services are performed based on an hourly, monthly, per call or per employee rate detailed in the client contract. A portion of our revenue is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  Our performance against such standards may result in incentives or penalties, which are recognized as earned or incurred. In certain circumstances, we receive payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in deferred revenue and other in the consolidated balance sheet. Revenue for services performed under certain collection service agreements are recognized as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters.

Trade Accounts Receivable

We report our trade accounts receivable net of an allowance for doubtful accounts, which represents management’s estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms. The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling, and administrative expense in our consolidated condensed statements of income, which would reduce our results of operations.

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

Deferred Income Taxes

We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in certain tax jurisdictions. Cumulative losses weigh heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state and foreign tax jurisdictions. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of operations. If future taxable income is lower than expected or if expected we may record additional valuation allowance through income tax expense in the period such determination is made.

Self-Insurance Reserves

We are self-insured in North America for health care claims for eligible participating employees, subject to certain deductibles and limitations. The costs include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. Actual claims results could differ from these estimates.

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

Results of Operations

For the Three Months Ended March 31, 2004 Compared to the Same Period of 2003

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Net Income

The following table summarizes our income statement data on a percentage-of-revenue basis.

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
	(in thousands)
Revenue	$244,406	100.0%	$194,095	100.0%

Direct labor and telecommunications expenses	144,128	59.0%	110,772	57.1%
Subcontracted and other services expenses	12,815	5.2%	13,649	7.0%
Operating, selling and administrative expenses	76,839	31.4%	65,676	33.8%
Asset impairment and restructuring expenses	—	0.0%	796	0.4%
Operating income	10,624	4.3%	3,202	1.7%

Interest expense, net	(3,112)	(1.3)%	(2,724)	(1.4)%
Equity in earnings (loss) of affiliates	(7)	(0.0)%	618	0.3%
Other expense, net	(274)	(0.1)%	(659)	(0.4)%
Income before income taxes and minority interest	7,231	3.0%	437	0.2%

Income tax expense	1,977	0.8%	170	0.1%
Minority interest	214	0.1%	206	0.1%

Net income	$5,040	2.1%	$61	0.0%

Revenue

Revenue increased $50.3 million, or 25.9%, in the first quarter of 2004 compared to the same period of 2003.  The changes in revenue by geographic region are shown in the following table:

Three Months Ended March 31,	2004	2003	Change	Change
	(in millions)
North America	$129.5	$114.4	$15.1	13.2%
Europe	98.5	69.9	28.6	40.9%
Asia Pacific	9.7	7.5	2.2	29.3%
Latin America	6.7	2.3	4.4	191.3%
Totals	$244.4	$194.1	$50.3	25.9%

The weakening of the U.S. dollar versus the Canadian dollar accounted for $2.0 million of the increase in North American revenue in the first quarter of 2004 compared to the same period in 2003. Excluding the impact of changes in foreign currency, North American revenue increased $13.1 million due to an increase in customer care, technical support, and risk management services offset by a $2.7 million decrease in customer acquisition business as a result of a decline in outbound customer acquisition programs and pricing pressure resulting from continuing excess capacity created primarily by movement of business offshore.

European revenue increased $28.6 million in the first quarter of 2004 compared to the same period in 2003. Higher sales volumes from new and existing clients and the implementation of multiple pan-European client accounts that commenced in early 2003 resulted in an increase in revenue of $16.7 million in the first quarter of 2004 compared to the same period in 2003. The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $11.9 million of the increase.

The weakening of the US dollar versus the New Zealand and Australia dollars account for $1.6 million of the increase in Asia Pacific revenue.  The remaining increase was the result of higher sales volume from existing clients.

The increase in Latin American revenue was primarily due to the change in how we report our investment in our Panama affiliate. Effective October 1, 2003, we completed the previously announced restructuring in the governance of our Latin America joint venture which handles services in Panama and other Latin American countries and offshore services in

Mexico and Central America. As a result of this revision in governance, we reported our investment in our Panama affiliate using the consolidation method, rather than the equity method of accounting effective October 1, 2003. As a result of this change, our Latin America revenue includes the revenue associated with our Panama affiliate resulting in a $3.0 million increase in revenue in the first quarter of 2004 compared to the same period in 2003. The weakening of the U.S. dollar accounted for a $0.6 million increase in Latin American revenue in the first quarter of 2004 compared to the same period in 2003. Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenue in the first quarter of 2004 increased $0.8 million compared to the same period in 2003 as a result of higher sales volume.

Direct Labor and Telecommunications Expenses

Direct labor and telecommunications expenses include the compensation of our customer service professionals and their first line supervisors and telephone usage expenses directly related to the production of revenue.

Direct labor and telecommunications expenses as a percentage of revenue can vary based on the nature of the contract, the nature of the work, and the market in which the services are provided. Accordingly, direct labor and telecommunications expenses as a percentage of revenue can vary, sometimes significantly, from period to period.

Direct labor and telecommunications expenses increased $33.4 million, or 30.1%, in the first quarter of 2004 compared to the same period of 2003. As a percentage of revenue, direct labor and telecommunications expenses increased to 59.0% in the first quarter of 2004 compared to 57.1% in same period in 2003. The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services provided in the first quarter of 2004 compared to the same period in 2003.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and other services expenses decreased $0.8 million, or 6.1%, in the first quarter of 2004 compared to the same period of 2003. The decrease was primarily the result of lower subcontracted IT costs to support client programs in the first quarter of 2004 compared to the same period in 2003.

Subcontracted expenses for services provided by our India joint venture for the three months ended March 31, 2004 and 2003 were $3.4 million and $3.4 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $11.2 million, or 17.0%, in the first quarter of 2004 compared to the same period of 2003.  The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for an increase of $5.1 million in operating, selling and administrative expenses compared to the same period in 2003. As a result of the change in accounting for our Panama affiliate as previously discussed, operating, selling and administrative expenses increased $0.8 million in the first quarter of 2004 compared to the same period in 2003.  As a percentage of revenue, operating, selling and administrative expenses decreased to 31.4% in the first quarter of 2004 compared to 33.8% in the first quarter of 2003. The decrease is primarily the result of higher sales volumes while utilizing the existing cost structure and also the result of costs incurred during the first quarter of 2003 related to the complex implementation of large new client accounts that did not recur in the first quarter of 2004.

Asset Impairment and Restructuring Expenses

During the first quarter of 2003, in connection with the closure of a contact center, we recorded asset impairment and restructuring expenses of $0.8 million, which consisted of the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million of scheduled payments of operating leases for which we will receive no future economic benefit.

Operating Income

Operating income increased $7.4 million in the first quarter of 2004 compared to the same period of 2003. As a percentage of revenue, operating income increased to 4.3% in the first quarter of 2004 compared to 1.7% in the same period of 2003 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, increased $0.4 million or 14.2% in the first quarter of 2004 compared to the same period in 2003 primarily as a result of higher average short-term borrowings to finance our growth in Europe.

Equity in Earnings (Loss) of Affiliates

Equity in earnings (loss) of affiliates decreased by $0.6 million in the first quarter of 2004 as compared to the same period in 2003 primarily due to higher costs related to the transition of clients served by two of our joint ventures.

Other Expense, Net

Other expense, net of other income, decreased $0.4 million in the first quarter of 2004 as compared to the same period in 2003. The decrease is primarily due to an impairment charge of $0.5 million recorded in the first quarter of 2003 which did not recur in the first quarter of 2004. During the first quarter of 2003, based upon our review of an investee’s financial condition, results of operations and operating trends and the implied value from recent rounds of financing completed by the investee, we determined that an other-than-temporary impairment existed for one of our investments. As a result, we recorded an impairment charge of $0.5 million in the first quarter of 2003 to reduce our basis in an investment to fair value.

Income Tax Expense

In the first quarter of 2004, income tax expense as a percentage of income before income taxes and minority interest was 27.3%. The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

In the first quarter of 2003, income tax expense as a percentage of income before income taxes and minority interest was 38.9%. The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to net operating losses in certain subsidiaries for which no tax benefit was recognized and U.S. state and local income taxes offset by lower tax rates in certain foreign jurisdictions.

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

Three Months Ended March 31,	2004	2003
	(in thousands)
Net cash flows from:
Operating activities	$6,292	$9,254
Investing activities	(5,458)	(6,272)
Financing activities	(2,051)	(307)

2004

In the first quarter of 2004, cash provided by operating activities resulted primarily from income before depreciation and amortization of $14.2 million and a $5.5 million increase in other liabilities, which were partially offset by a $8.8 million increase in trade accounts receivable and $4.1 million decrease in trade accounts payable.

In the first quarter of 2004, we used cash for investing activities to purchase $5.5 million of property and equipment.

In the first quarter of 2004, we used cash for financing activities to repay $4.6 million of the revolving credit facility, net of additional borrowings of $4.1 million. Additionally, we used cash to repay borrowings under local lines of credit and capital lease obligations of $0.9 million and $0.7 million, respectively.

2003

In the first quarter of 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $10.2 million, a $0.5 million decrease in trade accounts receivable, a $1.3 million decrease in other assets and a $0.8 million increase in trade accounts payable partially offset by a $2.9 million decrease in other liabilities.

In the first quarter of 2003, we used cash for investing activities to purchase $5.3 million of property and equipment and used $1.0 million to increase investments in affiliates.

In the first quarter of 2003, we used cash for financing activities to repay $5.4 million of the revolving credit facility, net of additional borrowings of $1.3 million. In addition, cash provided by financing activities included $4.0 million from additional borrowings under local lines of credit.

Capital Resources

We have historically used funds generated from operations, leases of property and equipment, equity capital, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures, and working capital requirements.

We have a three-year $50 million revolving credit facility that expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At March 31, 2004, we had $41.4 million of available borrowings under the new credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the second quarter of 2004 to be in the range of $10 million to $15 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth including the build out of our new Philippines contact center. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2003.  These contractual obligations and commitments include:

•                  $100.0 million of long-term debt as shown in our consolidated condensed balance sheet at March 31, 2004,

•                  $21.5 million of revolving credit facility and other local short-term borrowings debt as shown in our consolidated condensed balance sheet at March 31, 2004,

•                  $10.9 million of capital lease obligations as shown in our consolidated condensed balance sheet at March 31, 2004, and

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The remaining provisions of FIN 46R were effective January 1, 2004.  The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

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

With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is recorded as a component of stockholders’ equity and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate including short-term intercompany accounts are included in the determination of net income.

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three-month period ended March 31, 2004, our average borrowings under our revolving credit facility were $7.7 million.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated February 4, 2004, which reported under Items 7 and 12 the issuance of a press release. The press release was filed as an exhibit to the Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date: May 10, 2004	By	/s/ Jorge A. Celeya
Jorge A. Celeya
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002