Form 10-Q
period 2004-06-30
SITEL CORP
filed 2004-08-09
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

COMMON STOCK, $.001 PAR VALUE – 74,433,629 SHARES OUTSTANDING AS OF JULY 31, 2004

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

Signature

Exhibit Index

PART I - FINANCIAL INFORMATION

As described in Note 1 to the Consolidated Condensed Financial Statements of SITEL Corporation and subsidiaries (the Company), KPMG LLP (KPMG), the independent accountants for the Company, has advised the Company that, due to the ongoing status of an internal investigation by the Audit Committee of the Board of Directors into an incorrect calculation of performance bonus amount on a single client program at an operating site in one of our business units, KPMG is currently unable to complete its review under Statement of Auditing Standards No. 100, “Interim Financial Information” (SAS 100), of the unaudited Consolidated Condensed Financial Statements included in the Form 10-Q for the quarterly period ended June 30, 2004.  The investigation is substantially complete, except for some confirmatory review of electronic documents.  When such reviews have been completed, the Company intends to amend this Form 10-Q.

Item 1: Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$240,055	$204,566	$484,123	$398,661

Operating expenses:
Direct labor and telecommunications expenses	143,032	121,664	287,160	232,435
Subcontracted and other services expenses	13,022	12,904	25,837	26,554
Operating, selling and administrative expenses	76,922	70,711	153,762	136,387
Asset impairment and restructuring expenses	—	—	—	796
Total operating expenses	232,976	205,279	466,759	396,172

Operating income (loss)	7,079	(713)	17,364	2,489

Other income (expense):
Interest expense	(3,099)	(2,977)	(6,332)	(5,834)
Interest income	121	103	242	236
Equity in earnings of affiliates	77	322	70	939
Other income (expense), net	(118)	1,393	(392)	735
Total other expense, net	(3,019)	(1,159)	(6,412)	(3,924)

Income (loss) before income taxes and minority interest	4,060	(1,872)	10,952	(1,435)

Income tax expense	1,331	1,269	3,183	1,439
Minority interest	210	102	424	308

Net income (loss)	$2,519	$(3,243)	$7,345	$(3,182)

Weighted average common shares outstanding:
Basic	73,670	74,072	73,652	74,165
Diluted	74,174	74,072	74,077	74,165

Earnings per share:
Basic	$0.03	$(0.04)	$0.10	$(0.04)
Diluted	$0.03	$(0.04)	$0.10	$(0.04)

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,516	$29,850
Trade accounts receivable (net of allowance for doubtful accounts of $2,196 and $3,088, respectively)	172,085	175,542
Prepaid expenses	10,168	10,072
Deferred income taxes	2,415	2,367
Other assets	6,038	7,364
Total current assets	240,222	225,195

Property and equipment, net	83,675	90,233

Other assets:
Goodwill	53,858	53,553
Deferred income taxes	8,805	8,724
Investment in affiliates	18,817	18,911
Other assets	7,415	8,139
Total assets	$412,792	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$24,570	$22,894
Current portion of capital lease obligations	2,691	3,181
Trade accounts payable	32,296	30,582
Income taxes payable	314	628
Accrued wages, salaries and bonuses	40,790	38,817
Accrued operating expenses	35,455	37,823
Deferred revenue and other	7,740	6,884
Total current liabilities	143,856	140,809
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	100,000
Capital lease obligations, excluding current portion	8,368	8,684
Deferred compensation	1,236	1,389
Deferred income taxes	1,139	1,055
Total liabilities	254,599	251,937

Minority interests	2,293	1,869
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,412,945 and 74,368,135 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,820	168,726
Accumulated other comprehensive income (loss)	(2,233)	329
Accumulated deficit	(9,683)	(17,044)
Less treasury stock, at cost, 734,420 and 755,300 common shares, respectively	(1,078)	(1,136)

Total stockholders’ equity	155,900	150,949
Total liabilities and stockholders’ equity	$412,792	$404,755

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$7,345	$(3,182)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Asset impairment and restructuring provision	—	796
Depreciation and amortization	17,706	18,358
Loss on disposal of assets	27	20
Provision for deferred income taxes	(26)	(13)
Equity in earnings of affiliates	(70)	(939)
Impairment of equity investments	—	500
Changes in operating assets and liabilities:
Trade accounts receivable	(509)	(15,137)
Other assets	1,456	(986)
Trade accounts payable	1,989	4,529
Other liabilities	2,821	4,116
Net cash flows from operating activities	30,739	8,062

Cash flows from investing activities:
Purchases of property and equipment	(10,546)	(14,124)
Investment in affiliates	(820)	(1,000)
Receipts on notes receivable	380	—
Proceeds from the sale of property and equipment	8	—
Net cash flows from investing activities	(10,978)	(15,124)

Cash flows from financing activities:
Borrowings on debt	9,945	12,383
Repayments of debt	(8,457)	(6,060)
Repayments of capital lease obligations	(1,551)	(1,122)
Treasury stock reissuances (repurchases), net	102	(835)
Net cash flows from financing activities	39	4,366
Effect of exchange rates on cash	(134)	51
Net increase (decrease) in cash	19,666	(2,645)
Cash and cash equivalents, beginning of period	29,850	34,142
Cash and cash equivalents, end of period	$49,516	$31,497

Non-cash investing and financing activities:
Capital lease obligations incurred	$686	$983

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

KPMG LLP (KPMG), the independent accountants of SITEL Corporation and subsidiaries (the Company), has advised the Company that, due to the ongoing status of the Audit Committee’s internal investigation into an incorrect calculation of performance bonus amount on a single client program at an operating site in one of our business units, KPMG is currently unable to complete its review under Statement of Auditing Standards No. 100, “Interim Financial Information” (SAS 100), of the unaudited Consolidated Condensed Financial Statements for the quarterly period ended June 30, 2004, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  In light of the absence of the required SAS 100 review for the second quarter of fiscal year 2004, the Section 906 certifications required by 18 U.S.C. §1350 and included as Exhibits 32.1 and 32.2 to this Form 10-Q have been qualified by reference to the absence of that review.  When such reviews have been completed, the Company intends to amend its Form 10-Q for such quarterly period.

Restatement

We have determined that our previously reported revenue and net income for the three months ended March 31, 2004, were overstated by $0.3 million and $0.2 million, respectively.  The overstatement was the result of intentional improper changes to operational data, which resulted in an incorrect calculation of performance bonus amounts on a single client program at an operating site in one of our business units.  The error does not affect previously reported basic and diluted earnings per share of $0.07.  The Company will restate the previously issued March 31, 2004 interim financial statements for the correction of the error.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46) which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The remaining provisions of FIN 46R were effective January 1, 2004.  The adoption of FIN 46R had no impact on our consolidated condensed financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss):
As reported	$2,519	$(3,243)	$7,345	$(3,182)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(239)	(360)	(498)	(708)
Pro forma	$2,280	$(3,603)	$6,847	$(3,890)

Income (loss) per common share:
As reported:
Basic	$0.03	$(0.04)	$0.10	$(0.04)
Diluted	0.03	(0.04)	0.10	(0.04)
Pro forma:
Basic	0.03	(0.05)	0.09	(0.05)
Diluted	0.03	(0.05)	0.09	(0.05)

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

	2004	2003

- Volatility factor	52.3%	64.0%
- Risk-free interest rate	3.5%	3.0%
- Expected life (in years)	5	5

Significant Clients

Our top 20 clients accounted for 66.9% and 73.0% of our revenue in the three-month periods ended June 30, 2004 and 2003, respectively, and 66.9% and 71.0% for the six-month periods ended June 30, 2004 and 2003, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 16.0% and 21.1% of our total revenue in the three-month periods ended June 30, 2004 and 2003, respectively, and were responsible for 16.7% and 21.3% for the six-month periods ended June 30, 2004, and 2003, respectively.  The primary General Motors contract expires in December 2005, while a second contract terminated in June 2004.  In addition, Hewlett-Packard (HP) was responsible for 11.0% of our revenue for the three-month period ended June 30, 2004, and was responsible for 11.2% of our revenue for the six-month period ended June 30, 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$2,519	$(3,243)	$7,345	$(3,182)
Other comprehensive income (loss):
Currency translation adjustment	(2,563)	4,186	(2,562)	7,084
Comprehensive income (loss)	$(44)	$943	$4,783	$3,902

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

We summarize the components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet in the following table:

	Accrual Balance December 31, 2003	Expensed in 2004	Paid in 2004	Other	Accrual Balance June 30, 2004
	(in millions)

Severance	$0.1	$—	$—	$—	$0.1
Facility closure or reduction	6.5	—	(1.8)	0.2	4.9
Total	$6.6	$—	$(1.8)	$0.2	$5.0

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

Subcontracted expenses for services provided by our India joint venture were $3.1 million and $2.9 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $6.5 million and $6.3 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The Company had payables to our India joint venture of $2.2 million and $1.9 million at June 30, 2004 and

December 31, 2003, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

Subcontracted services provided by our Latin America joint venture for the three-month and six-month periods ended June 30, 2004 and 2003 were not material.

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

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At June 30, 2004, there were approximately 5.4 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of June 30, 2004, options granted under these plans aggregating 2.8 million remained outstanding with strike prices ranging from $2.41 to $19.50.  The last of these options will expire on February 1, 2009.  We will not grant additional options under these plans. The following table sets forth shares subject to options:

	Number of Options	Weighted- Average Exercise Price per Share

Balance, January 1, 2004	7,750,390	$3.67
Granted	176,095	2.55
Exercised	(48,260)	2.29
Canceled	(562,334)	3.38
Balance, June 30, 2004	7,315,891	3.68

The options exercisable at the end of each period were:

	Number of Options	Weighted- Average Exercise Price per Share

December 31, 2003	3,175,457	$4.61
June 30, 2004	3,568,574	$4.46

The following table summarizes stock options outstanding at June 30, 2004:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life	Weighted- Average Exercise Price

$1.24 to $1.75	801,491	8.6	$1.55
$1.76 to $4.00	4,719,251	5.9	$3.05
$4.01 to $6.33	1,051,314	4.8	$4.82
$6.34 to $7.22	482,625	5.5	$6.69
$7.23 to $12.66	201,210	3.6	$9.77
$12.67 to $20.00	60,000	2.7	$17.35

The following table summarizes stock options exercisable at June 30, 2004:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price

$1.24 to $1.75	174,596	$1.52
$1.76 to $4.00	1,837,775	$3.10
$4.01 to $6.33	900,261	$4.81
$6.34 to $7.22	395,942	$6.70
$7.23 to $12.66	200,000	$9.75
$12.67 to $20.00	60,000	$17.35

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

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At June 30, 2004 and 2003, we had 1.9 million and 7.7 million options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

Note 8. Payroll Tax Refund

During the three months ended June 30, 2004, we recorded a benefit from the refund of payroll tax overpayments paid in a prior year.  We recorded the payroll tax refund in the accompanying consolidated condensed statements of income (loss) as a $1.3 million reduction of direct labor and telecommunications expenses and a $0.4 million reduction of operating, selling and administrative expenses during the three months ended June 30, 2004.

Note 9. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•                                          Consolidating Condensed Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six- month periods ended June 30, 2004 and 2003,

•                                          Consolidating Condensed Balance Sheets at June 30, 2004 and December 31, 2003, and

•                                          Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003.

Consolidating Condensed Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended June 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$88,676	$11,977	$139,402	$—	$240,055

Operating expenses:
Direct labor and telecommunications expenses	49,549	6,625	86,858	—	143,032
Subcontracted and other services expenses	9,950	975	2,097	—	13,022
Operating, selling and administrative expenses	26,065	3,282	47,575	—	76,922
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	85,564	10,882	136,530	—	232,976

Operating income (loss)	3,112	1,095	2,872	—	7,079

Other income (expense):
Interest expense	(2,550)	(2)	(547)	—	(3,099)
Interest income	54	—	67	—	121
Equity in earnings (losses) of affiliates	1,110	98	77	(1,208)	77
Other income (expense), net	971	84	(1,173)	—	(118)
Total other income (expense), net	(415)	180	(1,576)	(1,208)	(3,019)

Income (loss) before income taxes and minority interest	2,697	1,275	1,296	(1,208)	4,060

Income tax expense	21	165	1,145	—	1,331
Minority interest	157	—	53	—	210

Net income (loss)	$2,519	$1,110	$98	$(1,208)	$2,519

Currency translation adjustment	(2,563)	(149)	(2,393)	2,542	(2,563)
Comprehensive income (loss)	$(44)	$961	$(2,295)	$1,334	$(44)

Three Months Ended June 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$88,439	$9,659	$107,894	$(1,426)	$204,566

Operating expenses:
Direct labor and telecommunications expenses	48,743	5,841	67,080	—	121,664
Subcontracted and other services expenses	12,196	639	1,340	(1,271)	12,904
Operating, selling and administrative expenses	28,811	2,863	39,192	(155)	70,711
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	89,750	9,343	107,612	(1,426)	205,279

Operating income (loss)	(1,311)	316	282	—	(713)

Other income (expense):
Interest expense	(2,597)	(3)	(377)	—	(2,977)
Interest income	44	—	59	—	103
Equity in earnings (losses) of affiliates	(135)	(699)	322	834	322
Other income (expense), net	756	251	386	—	1,393
Total other income (expense), net	(1,932)	(451)	390	834	(1,159)

Income (loss) before income taxes and minority interest	(3,243)	(135)	672	834	(1,872)

Income tax expense	—	—	1,269	—	1,269
Minority interest	—	—	102	—	102

Net income (loss)	$(3,243)	$(135)	$(699)	$834	$(3,243)

Currency translation adjustment	4,186	69	728	(797)	4,186
Comprehensive income (loss)	$943	$(66)	$29	$37	$943

Six Months Ended June 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$180,662	$24,829	$278,632	$—	$484,123

Operating expenses:
Direct labor and telecommunications expenses	99,568	13,177	174,415	—	287,160
Subcontracted and other services expenses	21,507	1,795	2,535	—	25,837
Operating, selling and administrative expenses	52,621	6,061	95,080	—	153,762
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	173,696	21,033	272,030	—	466,759

Operating income (loss)	6,966	3,796	6,602	—	17,364

Other income (expense):
Interest expense	(5,097)	(3)	(1,232)	—	(6,332)
Interest income	98	—	144	—	242
Equity in earnings (losses) of affiliates	3,282	(517)	70	(2,765)	70
Other income (expense), net	2,285	197	(2,874)	—	(392)
Total other expense, net	568	(323)	(3,892)	(2,765)	(6,412)

Income (loss) before income taxes and minority interest	7,534	3,473	2,710	(2,765)	10,952

Income tax expense	32	191	2,960	—	3,183
Minority interest	157	—	267	—	424

Net income (loss)	$7,345	$3,282	$(517)	$(2,765)	$7,345

Currency translation adjustment	(2,562)	(161)	(2,380)	2,541	(2,562)
Comprehensive income (loss)	$4,783	$3,121	$(2,897)	$(224)	$4,783

Six Months Ended June 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$175,969	$21,441	$204,225	$(2,974)	$398,661

Operating expenses:
Direct labor and telecommunications expenses	95,618	11,743	125,074	—	232,435
Subcontracted and other services expenses	23,807	1,311	2,707	(1,271)	26,554
Operating, selling and administrative expenses	58,094	5,650	74,346	(1,703)	136,387
Asset impairment and restructuring expenses	—	—	796	—	796
Total operating expenses	177,519	18,704	202,923	(2,974)	396,172

Operating income (loss)	(1,550)	2,737	1,302	—	2,489

Other income (expense):
Interest expense	(5,213)	(8)	(613)	—	(5,834)
Interest income	122	—	114	—	236
Equity in earnings (losses) of affiliates	2,099	(716)	939	(1,383)	939
Other income (expense), net	1,360	86	(711)	—	735
Total other expense, net	(1,632)	(638)	(271)	(1,383)	(3,924)

Income (loss) before income taxes and minority interest	(3,182)	2,099	1,031	(1,383)	(1,435)

Income tax expense	—	—	1,439	—	1,439
Minority interest	—	—	308	—	308

Net income (loss)	$(3,182)	$2,099	$(716)	$(1,383)	$(3,182)

Currency translation adjustment	7,084	117	3,756	(3,873)	7,084
Comprehensive income (loss)	$3,902	$2,216	$3,040	$(5,256)	$3,902

Consolidating Condensed Balance Sheet

At June 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,616	$4,226	$21,674	$—	$49,516
Trade accounts receivable, net	99,783	60,216	99,537	(87,451)	172,085
Prepaid expenses and other current assets	5,826	42	12,753	—	18,621
Total current assets	129,225	64,484	133,964	(87,451)	240,222

Property and equipment, net	19,800	2,255	61,620	—	83,675

Other assets:
Goodwill	19,577	14	34,267	—	53,858
Deferred income taxes	8,607	—	198	—	8,805
Investments in affiliates	—	—	18,817	—	18,817
Other assets	5,779	56	1,580	—	7,415
Investments in subsidiaries	132,794	99,787	—	(232,581)	—
Total assets	$315,782	$166,596	$250,446	$(320,032)	$412,792

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$377	$—	$24,193	$—	$24,570
Current portion of capital lease obligations	450	119	2,122	—	2,691
Trade accounts payable	27,792	31,514	60,432	(87,442)	32,296
Accrued expenses and other current liabilities	27,255	2,129	55,002	(87)	84,299
Total current liabilities	55,874	33,762	141,749	(87,529)	143,856
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,203	—	(203)	—	100,000
Capital lease obligations, excluding current portion	354	40	7,974	—	8,368
Deferred compensation	1,236	—	—	—	1,236
Deferred income taxes	—	—	1,139	—	1,139
Total liabilities	157,667	33,802	150,659	(87,529)	254,599

Minority interests	1,481	—	812	—	2,293

Stockholders’ equity	156,634	132,794	98,975	(232,503)	155,900
Total liabilities and stockholders’ equity	$315,782	$166,596	$250,446	$(320,032)	$412,792

At December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,010	$3,090	$14,750	$—	$29,850
Trade accounts receivable, net	95,899	60,483	113,341	(94,181)	175,542
Prepaid expenses and other current assets	6,280	34	13,489	—	19,803
Total current assets	114,189	63,607	141,580	(94,181)	225,195

Property and equipment, net	20,792	2,608	66,833	—	90,233

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Deferred income taxes	8,607	—	117	—	8,724
Investments in affiliates	—	—	18,911	—	18,911
Other assets	6,196	56	1,887	—	8,139
Investments in subsidiaries	132,961	104,008	—	(236,969)	—
Total assets	$302,322	$170,293	$263,290	$(331,150)	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$—	$—	$22,894	$—	$22,894
Current portion of capital lease obligations	506	117	2,558	—	3,181
Trade accounts payable	17,913	35,402	71,448	(94,181)	30,582
Accrued expenses and other current liabilities	29,776	1,713	52,743	(80)	84,152
Total current liabilities	48,195	37,232	149,643	(94,261)	140,809
Long-term debt and other liabilities:
Long-term debt	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	—	100	8,584	—	8,684
Deferred compensation	1,389	—	—	—	1,389
Deferred income taxes	—	—	1,055	—	1,055
Total liabilities	149,584	37,332	159,282	(94,261)	251,937

Minority interests	—	—	1,869	—	1,869

Stockholders’ equity	152,738	132,961	102,139	(236,889)	150,949
Total liabilities and stockholders’ equity	$302,322	$170,293	$263,290	$(331,150)	$404,755

Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$961	$5,828	$23,960	$(10)	$30,739

Cash flows from investing activities:
Purchases of property and equipment	(2,936)	(139)	(7,471)	—	(10,546)
Investment in affiliates	—	—	(820)	—	(820)
Receipts on note receivable	—	—	380	—	380
Proceeds from the sale of property and equipment	8	—	—	—	8
Net cash flows from investing activities	(2,928)	(139)	(7,911)	—	(10,978)

Cash flows from financing activities:
Borrowings on debt	—	—	9,945	—	9,945
Repayments of debt and capital lease obligations	(2,145)	—	(7,863)	—	(10,008)
Net borrowings and payments in intercompany balances	15,616	(4,553)	(11,073)	10	—
Treasury stock reissuances (repurchases), net	102	—	—	—	102
Net cash flows from financing activities	13,573	(4,553)	(8,991)	10	39
Effect of exchange rates on cash	—	—	(134)	—	(134)
Net increase (decrease) in cash	11,606	1,136	6,924	—	19,666
Cash and cash equivalents, beginning of period	12,010	3,090	14,750	—	29,850
Cash and cash equivalents, end of period	$23,616	$4,226	$21,674	$—	$49,516

Six Months Ended June 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$8,126	$4,215	$(4,279)	$—	$8,062

Cash flows from investing activities:
Purchases of property and equipment	(3,300)	(409)	(10,415)	—	(14,124)
Investment in affiliates	(1,000)	—	—	—	(1,000)
Receipts on note receivable	—	—	—	—	—
Proceeds from the sale of property and equipment	—	—	—	—	—
Net cash flows from investing activities	(4,300)	(409)	(10,415)	—	(15,124)

Cash flows from financing activities:
Borrowings on debt	656	—	11,727	—	12,383
Repayments of debt and capital lease obligations	(6,647)	—	(535)	—	(7,182)
Net borrowings and payments in intercompany balances	2,503	(3,452)	949	—	—
Treasury stock reissuances (repurchases), net	(835)	—	—	—	(835)
Net cash flows from financing activities	(4,323)	(3,452)	12,141	—	4,366
Effect of exchange rates on cash	(376)	—	427	—	51
Net increase (decrease) in cash	(873)	354	(2,126)	—	(2,645)
Cash and cash equivalents, beginning of period	16,615	2,855	14,672	—	34,142
Cash and cash equivalents, end of period	$15,742	$3,209	$12,546	$—	$31,497

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

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Income (Loss), which presents the results of our operations for the three-month and six-month periods ended June 30, 2004 and 2003, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

We have determined that our previously reported revenue and net income for the three months ended March 31, 2004, were overstated by $0.3 million and $0.2 million, respectively.  The overstatement was the result of intentional improper changes to operational data, which resulted in an incorrect calculation of performance bonus amounts on a single client program at an operating site in one of our business units.  The error does not affect previously reported basic and diluted earnings per share of $0.07.  The Company will restate the previously issued March 31, 2004 interim financial statements for the correction of the error.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins, expansions, and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 66.9% and 73.0% of our revenue for the three-month periods ended June 30, 2004 and 2003, respectively, and 66.9% and 71.0% for the six-month periods ended June 30, 2004 and 2003, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 16.0% and 21.1% of our revenue for the three-month periods ended June 30, 2004 and 2003, respectively, and 16.7% and 21.3% for the six-month periods ended June 30, 2004 and 2003, respectively. On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for General Motors’ North American Vehicle Sales, Service, and Marketing Group through December 31, 2005. An existing agreement under which we supported OnStar operations terminated effective June 22, 2004. In addition, Hewlett-Packard (HP) was responsible for 11.0% of our revenue for the three-month period ended June 30, 2004, and 11.2% for the six-month period ended June 30, 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

The operating results of one of our reporting units is below expectations. Management will monitor the operating performance of this reporting unit and will conduct a review of the carrying value of goodwill during our annual evaluation at October 1, 2004. The recorded goodwill for this reporting unit, as a result of prior acquisitions, is approximately $7.6 million. At this point in time, we are unable to predict what effect, if any, the outcome of this review will have on the carrying value of our goodwill or on our financial position or results of operations.

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

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in certain tax jurisdictions. Cumulative losses weigh heavily in the overall assessment. We have established valuation allowances for future tax benefits related to net operating losses incurred in certain federal, state and foreign tax jurisdictions. We expect to continue to record a valuation allowance on future tax benefits in certain tax jurisdictions until an appropriate level of profitability is sustained. Until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of operations. If future taxable income is lower than expected, we may record an additional valuation allowance through income tax expense in the period such determination is made.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2004 Compared with the Same Periods of 2003

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Net Income

The following table summarizes our income statement data on a percentage-of-revenue basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
	(in thousands)				(in thousands)
Revenues	$240,055	100.0%	$204,566	100.0%	$484,123	100.0%	$398,661	100.0%

Direct labor and telecommunications expenses	143,032	59.6%	121,664	59.5%	287,160	59.3%	232,435	58.3%
Subcontracted and other services expenses	13,022	5.4%	12,904	6.3%	25,837	5.3%	26,554	6.7%
Operating, selling and administrative expenses	76,922	32.0%	70,711	34.6%	153,762	31.8%	136,387	34.2%
Asset impairment and restructuring expenses	—	0.0%	—	0.0%	—	0.0%	796	0.2%
Operating income (loss)	7,079	2.9%	(713)	-0.4%	17,364	3.6%	2,489	0.6%

Interest expense, net	(2,978)	-1.2%	(2,874)	-1.4%	(6,090)	-1.3%	(5,598)	-1.4%
Equity in earnings of affiliates	77	0.0%	322	0.2%	70	0.0%	939	0.2%
Other expense, net	(118)	0.0%	1,393	0.7%	(392)	-0.1%	735	0.2%
Income (loss) before income taxes and minority interest	4,060	1.7%	(1,872)	-0.9%	10,952	2.3%	(1,435)	-0.4%

Income tax expense	1,331	0.6%	1,269	0.6%	3,183	0.7%	1,439	0.4%
Minority interest	210	0.1%	102	0.1%	424	0.1%	308	0.1%
Net income (loss)	$2,519	1.0%	$(3,243)	-1.6%	$7,345	1.5%	$(3,182)	-0.8%

Three Months Ended June 30, 2004 Compared to the Same Period of 2003

Revenue

Revenue increased $35.5 million, or 17.3%, in the three months ended June 30, 2004 compared to the same period of 2003. The changes in revenue by geographic region are shown in the following table:

Three Months Ended June 30,	2004	2003	$ Change	% Change
	(in millions)
North America	$123.7	$112.2	$11.6	10.3%
Europe	99.4	81.6	17.8	21.8%
Asia Pacific	9.8	7.5	2.3	30.2%
Latin America	7.2	3.3	3.9	116.6%
Totals	$240.1	$204.6	$35.5	17.3%

North American revenue increased for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to an increase of $15.0 million in customer care, technical support and risk management services offset by a $3.4 million decrease in customer acquisition business as a result of a decline in outbound customer acquisition programs. The weakening of the U.S. dollar versus the Canadian dollar accounted for $0.4 million of the increase.

European revenue increased $17.8 million for the three months ended June 30, 2004 compared to the same period in 2003.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $11.4 million for the three months ended June 30, 2004 compared to the same period in 2003.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $6.4 million of the increase.

Asia Pacific revenue increased $2.3 million for the three months ended June 30, 2004 compared to the same period in 2003.  Higher sales volumes with existing clients resulted in an increase in revenue of $1.4 million, while the weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $0.9 million of the increase.

The increase in Latin American revenue was primarily due to the change in how we report our investment in our Panama affiliate.  Effective October 1, 2003, we completed the previously announced restructuring in the governance of our Latin America joint venture which handles services in Panama and other Latin American countries and offshore services in Mexico and Central America.  As a result of this revision in governance, we reported our investment in our Panama affiliate using the consolidation method rather than the equity method of accounting effective October 1, 2003.  As a result of this change, our Latin America revenue includes the revenue associated with our Panama affiliate resulting in a $3.5 million increase in revenue for the three months ended June 30, 2004 compared to the same period in 2003.  The strengthening of the US dollar accounted for a $0.1 million decrease in revenue for the three months ended June 30, 2004 compared to the same period in 2003.  Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenue increased $0.6 million for the three months ended June 30, 2004 compared to the same period in 2003 as a result of higher sales volume.

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

During the three months ended June 30, 2004, we recorded a benefit from the refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expenses. Excluding the impact of the payroll tax refund, direct labor and telecommunications expenses as a percentage of revenue increased to 60.1% for the three months ended June 30, 2004 compared to 59.5% in same period in 2003. The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services provided in the three months ended June 30, 2004 compared to the same period in 2003.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses remained consistent for the three months ended June 30, 2004 compared to the same period of 2003.

Subcontracted expenses for services provided by our India joint venture for the three months ended June 30, 2004 and 2003 were $3.1 million and $2.9 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $6.2 million, or 8.8%, for the three months ended June 30, 2004 compared to the same period of 2003.  The weakening of the US dollar compared to the primary currency in the jurisdictions that we operate accounted for an increase of $2.7 million in operating, selling and administrative expenses for the three months ended June 30, 2004 compared to the same period in 2003.  As a result of the change in accounting for our Panama affiliate as previously discussed, operating, selling and administrative expenses increased $1.0 million for the three months ended June 30, 2004 compared to the same period in 2003.  As a percentage of revenue, operating, selling and administrative expenses decreased to 32.0% for the three months ended June 30, 2004 compared to 34.6% in the same period of 2003.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

Operating Income (Loss)

Operating income increased $7.8 million for the three months ended June 30, 2004 compared to the same period of 2003 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, remained consistent for the three months ended June 30, 2004 compared to the same period in 2003.

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased $0.2 million for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to higher costs related to the transition of clients served by one of our joint ventures.

Other Income (Expense), Net

Other income (expense), net decreased $1.5 million for the three months ended June 30, 2004 compared to the same period in 2003 primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

For the three months ended June 30, 2004, income tax expense as a percentage of income before income taxes and minority interest was 32.8%.  The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset.

The effective tax rate for the three months ended June 30, 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

Six Months Ended June 30, 2004 Compared to the Same Period of 2003

Revenue

Revenue increased $85.5 million, or 21.4%, for the six months ended June 30, 2004 compared to the same period of 2003. The changes in revenue by geographic region are shown in the following table:

Six Months Ended June 30,	2004	2003	$ Change	% Change
	(in millions)
North America	$252.9	$226.5	$26.4	11.6%
Europe	197.9	151.5	46.4	30.6%
Asia Pacific	19.5	15.0	4.5	29.8%
Latin America	13.8	5.6	8.2	147.1%
Totals	$484.1	$398.7	$85.5	21.4%

North American revenue increased for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to a $32.4 million increase in customer care, technical support and risk management services offset by a $6.1 million decrease in customer acquisition business as a result of a decline in outbound customer acquisition programs.  The weakening of the U.S. dollar versus the Canadian dollar accounted for $2.8 million of the increase.

European revenue increased $46.4 million for the six months ended June 30, 2004 compared to the same period in 2003.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $26.5 million for the six months ended June 30, 2004 compared to the same period in 2003.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $19.9 million of the increase.

Asia Pacific revenue increased $4.5 million for the six months ended June 30, 2004 compared to the same period in 2003.  Higher sales volume with existing clients resulted in an increase in revenue of $1.7 million, while the weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $2.8 million of the increase.

The increase in Latin American revenue was primarily due to the change in how we report our investment in our Panama affiliate.  Effective October 1, 2003, we completed the previously announced restructuring in the governance of our Latin America joint venture which handles services in Panama and other Latin American countries and offshore services in Mexico and Central America.  As a result of this revision in governance, we reported our investment in our Panama affiliate using the consolidation method rather than the equity method of accounting effective October 1, 2003.  As a result of this change, our Latin America revenue includes the revenue associated with our Panama affiliate resulting in a $6.6 million increase in revenue for six months ended June 30, 2004 compared to the same period in 2003.  The weakening of the US dollar accounted for $0.5 million of the increase for the six months ended June 30, 2004 compared to the same period in 2003.  Excluding the impact of the change in accounting and the impact of changes in foreign currency, Latin American revenue increased $1.1 million for the six months ended June 30, 2004 compared to the same period in 2003 as a result of higher sales volume.

Direct Labor and Telecommunications Expenses

During the six months ended June 30, 2004, we recorded a benefit from the refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expenses. Excluding the impact of the payroll tax refund, direct labor and telecommunications expenses as a percentage of revenue increased to 59.6% in the six months ended June 30, 2004 compared to 58.3% in same period in 2003. The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services provided in the six months ended June 30, 2004 compared to the same period in 2003.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included in services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses decreased $0.7 million, or 2.7%, for the six months ended June 30, 2004 compared to the same period in 2003.  The decrease was primarily the result of lower subcontracted IT costs to support client programs.

Subcontracted expenses for services provided by our India joint venture for the six months ended June 30, 2004 and 2003 were $6.5 million and $6.3 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $17.4 million, or 12.7%, for the six months ended June 30, 2004 compared to the same period in 2003.  The weakening of the U.S. dollar compared to the primary jurisdictions that we operate in accounted for an increase of $8.3 million for the six months ended June 30, 2004 compared with the same period in 2003.  As a result of the change in accounting for our Panama affiliate as previously discussed, operating, selling and administrative expenses increased $1.8 million for the six months ended June 30, 2004 compared to the same period in 2003.  As a percentage of revenue, operating, selling and administrative expenses decreased to 31.8% for the six months ended June 30, 2004 compared to 34.2% for the same period of 2003.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

Asset Impairment and Restructuring Expenses

During the six months ended June 30, 2003, in connection with the closure of a contact center, we recorded asset impairment and restructuring expenses of $0.8 million, which consisted of the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million of scheduled payments of operating leases for which we will receive no future economic benefits.

Operating Income

Operating income increased $14.9 million for the six months ended June 30, 2004 due to the factors discussed above.

Interest Expense, Net

Interest expense, net of interest income, increased $0.5 million, or 8.8%, for the six months ended June 30, 2004 compared to the same period in 2003 primarily as a result of higher average short-term borrowings to finance our growth in Europe.

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased by $0.9 million for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to higher costs related to the transition of clients served by one of our joint ventures.

Other Income (Expense), Net

Other income (expense), net decreased $1.1 million for the six months ended June 30, 2004 compared to the same period in 2003.  The decrease was primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency offset by an impairment charge of $0.5 million to reduce our basis in an investment to fair value.

Income Tax Expense

For the six months ended June 30, 2004, income tax expense as a percentage of income before income taxes and minority interest was 29.1%.  The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset.

The effective tax rate for the same period of 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

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

Six Months Ended June 30,	2004	2003
	(in millions)
Net cash provided by (used in):
Operating activities	$30.7	$8.1
Investing activities	(11.0)	(15.1)
Financing activities	—	4.4

2004

In the six months ended June 30, 2004, cash provided by operating activities resulted primarily from income before depreciation and amortization, and other charges of $25.0 million and $4.8 million of increases in trade accounts payable and other liabilities, a $1.5 million decrease in other assets offset by increases in trade accounts receivable of $0.5 million.

In the six months ended June 30, 2004, we used cash for investing activities to purchase $10.5 million of property and equipment and used $0.8 million to increase investments in affiliates, offset partially by receipts on notes receivable of $0.4 million.

In the six months ended June 30, 2004, cash used in financing activities resulted in net repayments of debt and other obligations of $0.1 million offset by cash receipts from the reissuances of treasury stock.

2003

In the six months ended June 30, 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $15.5 million and $8.6 million of increases in trade accounts payable and other liabilities offset by increases in trade accounts receivable and other assets of $16.1 million.

In the six months ended June 30, 2003, we used cash for investing activities to purchase $14.1 million of property and equipment and used $1.0 million to increase investments in affiliates.

In the six months ended June 30, 2003, cash provided by financing activities resulted from $5.2 million of additional borrowings, net of repayments. In addition, we used cash to purchase a total of $0.8 million of common stock under our existing stock repurchase program.

Capital Resources

We have historically used funds generated from operations, leases of property and equipment, equity capital, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures and working capital requirements.

We have a three-year $50 million revolving credit facility that expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At June 30, 2004, we had $40.4 million of available borrowings under the credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the third quarter of 2004 to be in the range of $10 million to $15 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth including the build out of our new contact centers in Canada and Philippines. Future acquisitions, if any, may require additional debt or equity financing.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2003.  These contractual obligations and commitments include:

•                                          $100.0 million of long-term debt as shown in our consolidated condensed balance sheet at June 30, 2004,

•                                          $24.6 million of revolving credit facility and other local short-term debt as shown in our consolidated condensed balance sheet at June 30, 2004,

•                                          $11.1 million of capital lease obligations as shown in our consolidated condensed balance sheet at June 30, 2004, and

•                                          operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2016.

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

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ CRM activities. In addition, our business generally can be slower in the third quarter due to summer holidays in Europe.

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

With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is recorded as a component of stockholders’ equity and does not affect the underlying results of operations. Remeasurement gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate, including short-term intercompany accounts, are included in the determination of net income.

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three-month and six-month periods ended June 30, 2004, our average borrowings under our revolving credit facility were $9.2 and $8.4 million, respectively.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter, we identified a deficiency within our internal control framework. We have determined that our previously reported revenue and net income for the three months ended March 31, 2004, were overstated by $0.3 million and $0.2 million, respectively.  The overstatement was the result of intentional improper changes to operational data, which resulted in an incorrect calculation of performance bonus amounts on a single client program at an operating site in one of our business units.  The error does not affect previously reported basic and diluted earnings per share of $0.07.  The Company will restate the previously issued March 31, 2004 interim financial statements for the correction of the error.  Because the error resulted in the restatement of revenue and earnings for the three months ended March 31, 2004, we have determined the deficiency to be a material weakness. We have implemented corrective action to detect and monitor changes in operations data through a secondary review. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)          Date and Type of Meeting

The Company held its Annual Meeting of Stockholders on April 30, 2004.

(b)         Matters Voted Upon and Number of Votes Cast

There were 68,674,228 shares of Common Stock represented at the meeting in person or by proxy. One proposal was presented to the stockholders for the election of three directors for three-year terms.  The voting on the proposals was as follows:

1.               Election of three directors for a three-year term:

	FOR	WITHHELD
Mathias J. DeVito	63,018,573	5,655,654
David J. Hanger	63,187,193	5,487,035
James F. Lynch	62,983,272	5,690,956

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

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated April 29, 2004, which reported under Items 7 and 12 the issuance of a press release. The press release was filed as an exhibit to the Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date: August 9, 2004	By	/s/	Jorge A. Celaya
Jorge A. Celaya
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