Form 10-Q/A
period 2004-03-31
SITEL CORP
filed 2004-11-09
CIK 943820

UNITED STATES
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

Signature

Exhibit Index

PART I - FINANCIAL INFORMATION

This Form 10-Q/A is being filed for the purpose of amending and restating Item 1 Financial Statements of Part I, containing our unaudited consolidated condensed financial statements and related notes as of and for the three-month period ended March 31, 2004. See Note 9 to the unaudited consolidated condensed financial statements for further discussion of the restatement and related disclosures.  We have updated Item 4 Controls and Procedures of Part I to reference the deficiency within our internal control framework identified during the second quarter as a result of the error, which caused the restatement of the consolidated condensed financial statements.  We have also updated Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations of Part I, to give effect to the restatement.  In addition, we have amended Item 6 Exhibits and Reports on Form 8-K of Part II to reflect the filing of current certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and current certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Other than the changes regarding the restatement and related disclosures, no other information in this Form 10-Q/A has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on May 10, 2004.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(As restated, see Note 9)

Revenue	$244,068	$194,095

Operating expenses:
Direct labor and telecommunications expenses	144,128	110,772
Subcontracted and other services expenses	12,815	13,649
Operating, selling and administrative expenses	76,839	65,676
Asset impairment and restructuring expenses	—	796
Total operating expenses	233,782	190,893

Operating income	10,286	3,202

Other income (expense):
Interest expense, net	(3,112)	(2,724)
Equity in earnings (loss) of affiliates	(7)	618
Other expense, net	(274)	(659)
Total other expense, net	(3,393)	(2,765)

Income before income taxes and minority interest	6,893	437

Income tax expense	1,853	170
Minority interest	214	206
Net income	$4,826	$61

Weighted average common shares outstanding:
Basic	73,633	74,258
Diluted	73,980	74,258

Earnings per share:
Basic	$0.07	$0.00
Diluted	$0.07	$0.00

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
	(As restated, see Note 9)
Assets
Current assets:
Cash and cash equivalents	$29,066	$29,850
Trade accounts receivable (net of allowance for doubtful accounts of $2,923 and $3,088, respectively)	181,702	175,542
Prepaid expenses	10,790	10,072
Deferred income taxes	2,405	2,367
Other assets	6,745	7,364
Total current assets	230,708	225,195

Property and equipment, net	86,441	90,233
Other assets:
Goodwill	53,553	53,553
Deferred income taxes	8,792	8,724
Investment in affiliates	19,139	18,911
Other assets	8,005	8,139
Total assets	$406,638	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$21,499	$22,894
Current portion of capital lease obligations	2,670	3,181
Trade accounts payable	26,261	30,582
Income taxes payable	584	628
Accrued wages, salaries and bonuses	45,017	38,817
Accrued operating expenses	34,197	37,823
Deferred revenue and other	7,869	6,884
Total current liabilities	138,097	140,809
Long-term debt and other liabilities:
Long-term debt	100,000	100,000
Capital lease obligations, excluding current portion	8,253	8,684
Deferred compensation	1,197	1,389
Deferred income taxes	1,130	1,055
Total liabilities	248,677	251,937

Minority interests	2,083	1,869
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,340,635 and 74,368,135 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,785	168,726
Accumulated other comprehensive income	330	329
Accumulated deficit	(12,203)	(17,044)
Less treasury stock, at cost, 744,813 and 755,300 common shares, respectively	(1,108)	(1,136)

Total stockholders’ equity	155,878	150,949
Total liabilities and stockholders’ equity	$406,638	$404,755

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(As restated, see Note 9)
Cash flows from operating activities:
Net income	$4,826	$61
Adjustments to reconcile net income to net cash flows from operating activities:
Asset impairment and restructuring provision	—	796
Depreciation and amortization	9,185	8,809
Provision for deferred income taxes	(18)	(3)
Equity in (earnings) loss of affiliates	7	(618)
Impairment of equity investments	—	500
Changes in operating assets and liabilities:
Trade accounts receivable	(8,772)	467
Other assets	(502)	1,311
Trade accounts payable	(4,137)	831
Other liabilities	5,703	(2,900)
Net cash flows from operating activities	6,292	9,254

Cash flows from investing activities:
Purchases of property and equipment	(5,458)	(5,272)
Investment in affiliates	—	(1,000)
Net cash flows from investing activities	(5,458)	(6,272)

Cash flows from financing activities:
Borrowings on debt	4,092	5,259
Repayments of debt	(5,488)	(5,404)
Repayments of capital lease obligations	(718)	(219)
Treasury stock reissuances	63	57
Net cash flows from financing activities	(2,051)	(307)
Effect of exchange rates on cash	433	(568)
Net increase (decrease) in cash	(784)	2,107
Cash and cash equivalents, beginning of period	29,850	34,142
Cash and cash equivalents, end of period	$29,066	$36,249

Non-cash investing and financing activities:
Capital leases incurred	$—	$983

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

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

Three Months Ended March 31,	2004	2003
	(As restated, see Note 9)
Net income:
As reported	$4,826	$61
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(259)	(348)
Pro forma	$4,567	$(287)

Income per common share:
As reported:
Basic	$0.07	$0.00
Diluted	0.07	0.00
Pro forma:
Basic	0.06	0.00
Diluted	0.06	0.00

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

	2004	2003

Volatility factor	53.0%	69.2%
Risk-free interest rate	3.4%	2.0%
Expected life (in years)	5	5

Significant Clients

Our top 20 clients accounted for 68.3% and 67.2% of our revenue in the three-month periods ended March 31, 2004 and 2003, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 17.3% and 20.3% of our total revenue in the three-month periods ended March 31, 2004 and 2003.  The primary General Motors contract expires in December 2005, while a second contract is set to terminate in June 2004.  In addition, Hewlett-Packard (HP) was responsible for 11.6% of our revenue for the three-month period ended March 31, 2004.

Note 2. Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
	(As restated, see Note 9)
Net income	$4,826	$61
Other comprehensive income:
Currency translation adjustment	1	2,898
Comprehensive income	$4,827	$2,959

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

Note 8. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•                  Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2004 and 2003,

•                  Condensed Consolidating Balance Sheets at March 31, 2004 and December 31, 2003, and

•                  Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2004 and 2003.

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)
(in thousands)

Three Months Ended March 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
		(As restated, see Note 9)			(As restated, see Note 9)

Revenue	$91,986	$12,852	$139,230	$—	$244,068

Operating expenses:
Direct labor and telecommunications expenses	50,019	6,552	87,557	—	144,128
Subcontracted and other services expenses	11,557	820	438	—	12,815
Operating, selling and administrative expenses	26,555	2,779	47,505	—	76,839
Asset impairment and restructuring expenses	—	—	—	—	—
Total operating expenses	88,131	10,151	135,500	—	233,782

Operating income	3,855	2,701	3,730	—	10,286

Other income (expense):
Interest expense, net	(2,503)	(1)	(608)	—	(3,112)
Equity in earnings (loss) of affiliates	2,386	(615)	(7)	(1,771)	(7)
Other expense, net	1,314	113	(1,701)	—	(274)
Total other expense, net	1,197	(503)	(2,316)	(1,771)	(3,393)

Income before income taxes and minority interest	5,052	2,198	1,414	(1,771)	6,893

Income tax expense	12	26	1,815	—	1,853
Minority interest	—	—	214	—	214
Net income (loss)	$5,040	$2,172	$(615)	$(1,771)	$4,826

Currency translation adjustment	—	(12)	13	—	1
Comprehensive income (loss)	$5,040	$2,160	$(602)	$(1,771)	$4,827

Condensed Consolidating Statement of Income (Loss) and Comprehensive Income (Loss)
(in thousands)

Three Months Ended March 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Revenue	$87,530	$11,782	$96,331	$(1,548)	$194,095

Operating expenses:
Direct labor and telecommunications expenses	46,876	5,902	57,994	—	110,772
Subcontracted and other services expenses	11,610	672	1,367	—	13,649
Operating, selling and administrative expenses	29,283	2,787	35,154	(1,548)	65,676
Asset impairment and restructuring expenses	—	—	796	—	796
Total operating expenses	87,769	9,361	95,311	(1,548)	190,893

Operating income (loss)	(239)	2,421	1,020	—	3,202

Other income (expense):
Interest expense, net	(2,538)	(5)	(181)	—	(2,724)
Equity in earnings (loss) of affiliates	2,233	(17)	618	(2,216)	618
Other expense, net	605	(166)	(1,098)	—	(659)
Total other expense, net	300	(188)	(661)	(2,216)	(2,765)

Income before income taxes and minority interest	61	2,233	359	(2,216)	437

Income tax expense	—	—	170	—	170
Minority interest	—	—	206	—	206
Net income (loss)	$61	$2,233	$(17)	$(2,216)	$61

Currency translation adjustment	2,898	48	3,028	(3,076)	2,898
Comprehensive income (loss)	$2,959	$2,281	$3,011	$(5,292)	$2,959

Condensed Consolidating Balance Sheet

(in thousands)

At March 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
		(As restated, See Note 9)			(As restated, See Note 9)
Assets
Current assets:
Cash and cash equivalents	$7,984	$4,637	$16,445	$—	$29,066
Trade accounts receivable, net	100,327	61,945	110,756	(91,326)	181,702
Prepaid expenses and other current assets	5,943	62	13,935	—	19,940
Total current assets	114,254	66,644	141,136	(91,326)	230,708

Property and equipment, net	20,029	2,412	64,000	—	86,441

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Deferred income taxes	8,607	—	185	—	8,792
Investments in affiliates	—	—	19,139	—	19,139
Other assets	5,980	56	1,969	—	8,005
Investments in subsidiaries	135,603	103,684	—	(239,287)	—
Total assets	$304,050	$172,810	$260,391	$(330,613)	$406,638

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$59	$—	$21,440	$—	$21,499
Current portion of capital lease obligations	347	118	2,205	—	2,670
Trade accounts payable	13,812	34,337	69,431	(91,319)	26,261
Accrued expenses and other current liabilities	30,539	2,896	54,318	(86)	87,667
Total current liabilities	44,757	37,351	147,394	(91,405)	138,097
Long-term debt and other liabilities:
Long-term debt	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	—	70	8,183	—	8,253
Deferred compensation	1,197	—	—	—	1,197
Deferred income taxes	—	—	1,130	—	1,130
Total liabilities	145,954	37,421	156,707	(91,405)	248,677

Minority interests	—	—	2,083	—	2,083

Stockholders’ equity	158,096	135,389	101,601	(239,208)	155,878
Total liabilities and stockholders’ equity	$304,050	$172,810	$260,391	$(330,613)	$406,638

Condensed Consolidating Balance Sheet

(in thousands)

At December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$12,010	$3,090	$14,750	$—	$29,850
Trade accounts receivable, net	95,899	60,483	113,341	(94,181)	175,542
Prepaid expenses and other current assets	6,280	34	13,489	—	19,803
Total current assets	114,189	63,607	141,580	(94,181)	225,195

Property and equipment, net	20,792	2,608	66,833	—	90,233

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Deferred income taxes	8,607	—	117	—	8,724
Investments in affiliates	—	—	18,911	—	18,911
Other assets	6,196	56	1,887	—	8,139
Investments in subsidiaries	132,961	104,008	—	(236,969)	—
Total assets	$302,322	$170,293	$263,290	$(331,150)	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$—	$—	$22,894	$—	$22,894
Current portion of capital lease obligations	506	117	2,558	—	3,181
Trade accounts payable	17,913	35,402	71,448	(94,181)	30,582
Accrued expenses and other current liabilities	29,776	1,713	52,743	(80)	84,152
Total current liabilities	48,195	37,232	149,643	(94,261)	140,809
Long-term debt and other liabilities:
Long-term debt	100,000	—	—	—	100,000
Capital lease obligations,
excluding current portion	—	100	8,584	—	8,684
Deferred compensation	1,389	—	—	—	1,389
Deferred income taxes	—	—	1,055	—	1,055
Total liabilities	149,584	37,332	159,282	(94,261)	251,937

Minority interests	—	—	1,869	—	1,869

Stockholders’ equity	152,738	132,961	102,139	(236,889)	150,949
Total liabilities and stockholders’ equity	$302,322	$170,293	$263,290	$(331,150)	$404,755

Condensed Consolidating Statement of Cash Flows

(in thousands)

Three Months Ended March 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash flows from operating activities	(6,091)	4,195	8,195	(7)	6,292

Cash flows from investing activities:
Investment in subsidiaries	—	—	—	—	—
Purchases of property and equipment	(1,528)	(116)	(3,814)	—	(5,458)
Investment in affiliates	—	—	—	—	—
Net cash flows from investing activities	(1,528)	(116)	(3,814)	—	(5,458)

Cash flows from financing activities:
Borrowings on debt	—	—	4,092	—	4,092
Repayments of debt and capital lease obligations	(1,788)	—	(4,418)	—	(6,206)
Net capital contribution from parent	—	—	—	—	—
Net borrowings and payments in intercompany balances	5,318	(2,532)	(2,793)	7	—
Treasury stock reissuances	63	—	—	—	63
Net cash flows from financing activities	3,593	(2,532)	(3,119)	7	(2,051)
Effect of exchange rates on cash	—	—	433	—	433
Net increase (decrease) in cash	(4,026)	1,547	1,695	—	(784)
Cash and cash equivalents, beginning of period	12,010	3,090	14,750	—	29,850
Cash and cash equivalents, end of period	$7,984	$4,637	$16,445	$—	$29,066

Condensed Consolidating Statement of Cash Flows

(in thousands)

Three Months Ended March 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash flows from operating activities	9,113	4,580	(4,439)	—	9,254

Cash flows from investing activities:
Investment in subsidiaries	2,662	(1,110)	—	(1,552)	—
Purchases of property and equipment	(1,337)	(397)	(3,538)	—	(5,272)
Investment in affiliates	(1,000)	—	—	—	(1,000)
Net cash flows from investing activities	325	(1,507)	(3,538)	(1,552)	(6,272)

Cash flows from financing activities:
Borrowings on debt	—	—	5,259	—	5,259
Repayments of debt and capital lease obligations	(5,372)	—	(251)	—	(5,623)
Net capital contribution from parent	—	(2,662)	1,110	1,552	—
Net borrowings and payments in
intercompany balances	(3,681)	—	3,681	—	—
Treasury stock reissuances	57	—	—	—	57
Net cash flows from financing activities	(8,996)	(2,662)	9,799	1,552	(307)
Effect of exchange rates on cash	144	—	(712)	—	(568)
Net increase (decrease) in cash	586	411	1,110	—	2,107
Cash and cash equivalents, beginning of period	16,616	2,855	14,671	—	34,142
Cash and cash equivalents, end of period	$17,202	$3,266	$15,781	$—	$36,249

Note 9.  Restatement of Consolidated Condensed Financial Statements

In July 2004, we determined that our previously reported revenue and net income for the three months ended March 31, 2004, were overstated by $0.3 million and $0.2 million, respectively. The overstatement was the result of unauthorized intentional improper changes to operational data, which resulted in an incorrect calculation of performance bonus amounts on a single client program at an operating site in one of our business units. The Company has restated its unaudited consolidated condensed financial statements as of and for the three-months ended March 31, 2004 to reflect the reduction of revenue. The error does not affect previously reported basic and diluted earnings per share of $0.07.

The following table presents the impact of the restatement on a condensed basis (in thousands):

	As Previously Reported	As Restated

At March 31, 2004

Income taxes payable	$708	$584
Accrued operating expenses	$33,859	$34,197
Total current liabilities	$137,883	$138,097
Total liabilities	$248,463	$248,677
Accumulated deficit	$(11,989)	$(12,203)
Total stockholders’ equity	$156,092	$155,878

For the Three Months Ended March 31, 2004

Revenue	$244,406	$244,068
Operating income	$10,624	$10,286
Income before income taxes and minority interest	$7,231	$6,893
Income tax expense	$1,977	$1,853
Net income	$5,040	$4,826

The restatement did not impact the amounts presented in the consolidated condensed statements of cash flows for net cash flows from operating activities, net cash flows from investing activities or net cash flows from financing activities. Certain amounts in Notes 1, 2, and 8 have been restated for the impact of the restatement adjustments as of and for the three-months ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 9 to our consolidated condensed financial statements included herein, we have restated our unaudited consolidated condensed financial statements as of and for the three-month period ended March 31, 2004.  All amounts included in this discussion and analysis reflect the effects of the restatement.

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

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 68.3% and 67.2% of our revenue in the three-month periods ended March 31, 2004 and 2003, respectively, and include multiple independently managed business units of General Motors Corporation. These General Motors business units were responsible for 17.3% and 20.3% of our total revenue in the three-month periods ended March 31, 2004 and 2003. On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for General Motors’ North American Vehicle Sales, Service, and Marketing Group through December 31, 2005. An existing agreement under which we supported OnStar operations will terminate effective June 22, 2004. In addition, Hewlett-Packard (HP) was responsible for 11.6% of our revenue for the three-month period ended March 31, 2004. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Components of Net Income

The following table summarizes our income statement data on a percentage-of-revenue basis.

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
	(As restated)
	(in thousands)
Revenue	$244,068	100.0%	$194,095	100.0%

Direct labor and telecommunications expenses	144,128	59.1%	110,772	57.1%
Subcontracted and other services expenses	12,815	5.3%	13,649	7.0%
Operating, selling and administrative expenses	76,839	31.5%	65,676	33.8%
Asset impairment and restructuring expenses	—	0.0%	796	0.4%
Operating income	10,286	4.2%	3,202	1.7%

Interest expense, net	(3,112)	(1.3)%	(2,724)	(1.4)%
Equity in earnings (loss) of affiliates	(7)	(0.0)%	618	0.3%
Other expense, net	(274)	(0.1)%	(659)	(0.4)%
Income before income taxes and minority interest	7,231	3.0%	437	0.2%

Income tax expense	1,853	0.8%	170	0.1%
Minority interest	214	0.1%	206	0.1%

Net income	$4,826	2.0%	$61	0.0%

Revenue

Revenue increased $50.3 million, or 25.9%, in the first quarter of 2004 compared to the same period of 2003.  The changes in revenue by geographic region are shown in the following table:

Three Months Ended March 31,	2004	2003	Change	Change
	(As restated)
	(in millions)
North America	$129.2	$114.4	$14.8	12.9%
Europe	98.5	69.9	28.6	40.9%
Asia Pacific	9.7	7.5	2.2	29.3%
Latin America	6.7	2.3	4.4	191.3%
Totals	$244.1	$194.1	$50.0	25.8%

The weakening of the U.S. dollar versus the Canadian dollar accounted for $2.0 million of the increase in North American revenue in the first quarter of 2004 compared to the same period in 2003. Excluding the impact of changes in foreign currency, North American revenue increased $12.8 million due to an increase in customer care, technical support, and risk management services offset by a $2.7 million decrease in customer acquisition business as a result of a decline in outbound customer acquisition programs and pricing pressure resulting from continuing excess capacity created primarily by movement of business offshore.

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

Direct labor and telecommunications expenses increased $33.4 million, or 30.1%, in the first quarter of 2004 compared to the same period of 2003. As a percentage of revenue, direct labor and telecommunications expenses increased to 59.1% in the first quarter of 2004 compared to 57.1% in same period in 2003. The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services provided in the first quarter of 2004 compared to the same period in 2003.

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

Operating Income

Operating income increased $7.1 million in the first quarter of 2004 compared to the same period of 2003. As a percentage of revenue, operating income increased to 4.2% in the first quarter of 2004 compared to 1.7% in the same period of 2003 due to the factors discussed above.

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

2004

In the first quarter of 2004, cash provided by operating activities resulted primarily from income before depreciation and amortization of $14.0 million and a $5.7 million increase in other liabilities, which were partially offset by a $8.8 million increase in trade accounts receivable and $4.1 million decrease in trade accounts payable.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three-month period ended March 31, 2004 our average borrowings under our revolving credit facility were $7.7 million.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report on Form 10-Q filed on May 10, 2004.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As a result of the subsequent discovery, discussed below, of a material weakness within our internal control framework as it existed at March 31, 2004, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the period covered by that Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequently, during the second quarter of 2004, we identified a deficiency within our internal control framework.  We determined that our previously reported revenue and net income for the three months ended March 31, 2004 were overstated by $0.3 million and $0.2 million, respectively.  The overstatement was the result of unauthorized intentional improper changes to operational data, which resulted in an incorrect calculation of performance bonus amounts on a single client program at an operating site in one of our business units.  The error did not affect previously reported basic and diluted earnings per share of $0.07.  This Form 10-Q/A restates the March 31, 2004, interim financial statements for the correction of the error.  Because the error resulted in the restatement of revenue and earnings for the three months ended March 31, 2004, we determined the deficiency within our internal control framework to be a material weakness.  We implemented corrective action to detect and monitor changes in operations data through a secondary review.

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

SITEL Corporation
(Registrant)

Date: November 9, 2004	By	/s/ Jorge A. Celeya
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