Form 10-Q/A
period 2004-06-30
SITEL CORP
filed 2004-11-09
CIK 943820

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

Signature

Exhibit Index

PART I - FINANCIAL INFORMATION

This Form 10-Q/A is being filed for the purpose of amending Items 1, 2, and 4 of Part I of Form 10-Q to reflect the completion of the internal investigation by the Audit Committee of the Board of Directors into an incorrect calculation of performance bonus amount on a single client program at an operating site in one of our business units. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and to reflect the filing of current certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

All information in this Form 10-Q/A is as of June 30, 2004 and does not reflect any subsequent information or events other than the completion of the internal investigation. Except as described above, all other Items of the original filing made on August 9, 2004 are unaffected by the changes described above.

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

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

	2004	2003

• Volatility factor	52.3%	64.0%
• Risk-free interest rate	3.5%	3.0%
• Expected life (in years)	5	5

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

During the quarter, we identified a deficiency within our internal control framework. We determined that our previously reported revenue and net income for the three months ended March 31, 2004, were overstated by $0.3 million and $0.2 million, respectively.  The overstatement was the result of unauthorized intentional improper changes to operational data, which resulted in an incorrect calculation of performance bonus amounts on a single client program at an operating site in one of our business units.  The error does not affect previously reported basic and diluted earnings per share of $0.07.  The Company restated the previously issued March 31, 2004 interim financial statements for the correction of the error.  Because the error resulted in the restatement of revenue and earnings for the three months ended March 31, 2004, we have determined the deficiency to be a material weakness. We have implemented corrective action to detect and monitor changes in operations data through a secondary review. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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