Form 10-Q
period 2004-09-30
SITEL CORP
filed 2004-11-09
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES   ☒   NO   ☐

COMMON STOCK, $.001 PAR VALUE – 74,433,629 SHARES OUTSTANDING AS OF OCTOBER 29, 2004

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

Signature

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$229,454	$208,755	$713,577	$607,415

Operating expenses:
Direct labor and telecommunications expenses	138,230	124,899	425,390	357,335
Subcontracted and other services expenses	12,401	13,799	38,238	40,352
Operating, selling and administrative expenses	77,785	70,453	231,547	206,840
Asset impairment and restructuring expenses	—	—	—	796
Total operating expenses	228,416	209,151	695,175	605,323

Operating income (loss)	1,038	(396)	18,402	2,092

Other income (expense):
Interest expense	(3,055)	(3,110)	(9,387)	(8,943)
Interest income	152	117	394	352
Equity in earnings of affiliates	298	518	368	1,458
Other income (expense), net	(70)	(317)	(462)	418
Total other expense, net	(2,675)	(2,792)	(9,087)	(6,715)

Income (loss) before income taxes and minority interest	(1,637)	(3,188)	9,315	(4,623)

Income tax expense	67	651	3,250	2,090
Minority interest	32	107	456	415

Net income (loss)	$(1,736)	$(3,946)	$5,609	$(7,128)

Weighted average common shares outstanding:
Basic	73,710	73,584	73,671	73,969
Diluted	73,710	73,584	74,089	73,969

Earnings per share:
Basic	$(0.02)	$(0.05)	$0.08	$(0.10)
Diluted	$(0.02)	$(0.05)	$0.08	$(0.10)

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,116	$29,850
Trade accounts receivable (net of allowance for doubtful accounts of $2,377 and $3,088, respectively)	175,895	175,542
Prepaid expenses	8,839	10,072
Deferred income taxes	3,322	2,367
Other assets	7,005	7,364
Total current assets	237,177	225,195

Property and equipment, net	83,497	90,233

Other assets:
Goodwill	54,297	53,553
Deferred income taxes	7,885	8,724
Investment in affiliates	17,311	18,911
Other assets	7,388	8,139
Total assets	$407,555	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$21,750	$22,894
Current portion of capital lease obligations	2,287	3,181
Trade accounts payable	23,189	30,582
Income taxes payable	14	628
Accrued wages, salaries and bonuses	47,197	38,817
Accrued operating expenses	33,620	37,823
Deferred revenue and other	8,297	6,884
Total current liabilities	136,354	140,809

Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	100,000
Capital lease obligations, excluding current portion	8,575	8,684
Deferred compensation and other	1,980	1,389
Deferred income taxes	898	1,055
Total liabilities	247,807	251,937

Minority interests	2,450	1,869
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,433,629 and 74,368,135 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,860	168,726
Accumulated other comprehensive income	830	329
Accumulated deficit	(11,418)	(17,044)
Less treasury stock, at cost, 723,845 and 755,300 common shares, respectively	(1,048)	(1,136)
Total stockholders’ equity	157,298	150,949
Total liabilities and stockholders’ equity	$407,555	$404,755

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$5,609	$(7,128)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Asset impairment and restructuring provision	—	796
Depreciation and amortization	26,682	27,702
Loss on disposal of assets	45	20
Provision for deferred income taxes	(284)	1
Equity in earnings of affiliates	(368)	(1,458)
Impairment of equity investments	—	500
Changes in operating assets and liabilities:
Trade accounts receivable	(2,426)	(27,474)
Other assets	2,085	197
Trade accounts payable	(7,394)	1,414
Other liabilities	6,934	11,853
Net cash flows from operating activities	30,883	6,423

Cash flows from investing activities:
Purchases of property and equipment	(17,104)	(19,057)
Dividend received from affiliates	1,747	1,085
Investment in affiliates	(820)	(1,000)
Receipts on notes receivable	510	—
Proceeds from the sale of property and equipment	9	—
Net cash flows from investing activities	(15,658)	(18,972)

Cash flows from financing activities:
Borrowings on debt	19,158	16,197
Repayments of debt	(20,573)	(6,614)
Repayments of capital lease obligations	(2,297)	(1,887)
Proceeds from stock options exercised, net of tax	146	—
Treasury stock reissuances (repurchases), net	89	(1,120)
Other	—	59
Net cash flows from financing activities	(3,477)	6,635
Effect of exchange rates on cash	518	(661)
Net increase (decrease) in cash	12,266	(6,575)
Cash and cash equivalents, beginning of period	29,850	34,142
Cash and cash equivalents, end of period	$42,116	$27,567

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,453	$983

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Consolidation and Presentation

General

References in the Notes to Consolidated Condensed Financial Statements to “we”, “our” and the “Company” are to SITEL Corporation and its subsidiaries, collectively.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The remaining provisions of FIN 46R were effective January 1, 2004.  The adoption of FIN 46R had no impact on our consolidated condensed financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(1,736)	$(3,946)	$5,609	$(7,128)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(249)	(267)	(747)	(975)
Pro forma	$(1,985)	$(4,213)	$4,862	$(8,103)

Income (loss) per common share:
As reported:
Basic	$(0.02)	$(0.05)	$0.08	$(0.10)
Diluted	(0.02)	(0.05)	0.08	(0.10)
Pro forma:
Basic	(0.03)	(0.06)	0.07	(0.11)
Diluted	(0.03)	(0.06)	0.07	(0.11)

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with an expected dividend yield of 0.0%, and the following weighted-average assumptions:

	2004	2003

Volatility factor	50.3%	64.5%
Risk-free interest rate	3.6%	2.9%
Expected life (in years)	5	5

Significant Clients

Our top 20 clients accounted for 68.5% and 70.8% of our revenue for the three-month periods ended September 30, 2004 and 2003, respectively, and 67.2% and 69.6% for the nine-month periods ended September 30, 2004 and 2003, respectively.  Some of these top 20 clients include multiple independently managed business units within the clients’ affiliated group.  General Motors Corporation business units were responsible for 13.9% and 22.3% of our total revenue for the three-month periods ended September 30, 2004 and 2003, respectively, and were responsible for 15.8% and 21.6% for the nine-month periods ended September 30, 2004, and 2003, respectively.  The primary General Motors Corporation contract expires in December 2005, while a second contract terminated in June 2004.  Hewlett-Packard Company business units were responsible for 11.4% of our revenue for the three-month period ended September 30, 2004, and 11.3% of our revenue for the nine-month period ended September 30, 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine-month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,736)	$(3,946)	$5,609	$(7,128)
Other comprehensive income:
Currency translation adjustment	3,063	472	501	7,556
Comprehensive income (loss)	$1,327	$(3,474)	$6,110	$428

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

We summarize the components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet in the following table:

	Balance December 31, 2003	Expensed in 2004	Paid in 2004	Other	Balance September 30, 2004
	(in millions)

Severance	$0.1	$—	$(0.1)	$—	$—
Facility closure or reduction	6.5	—	(2.5)	0.1	4.1
Total	$6.6	$—	$(2.6)	$0.1	$4.1

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

Note 4. Investments in Affiliates

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. We also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during the quarter ended March 31, 2003, we determined that an other-than-temporary impairment existed for one of our investments. Impairment charges of $0.5 million were recorded in other expense, net in the consolidated condensed statement of income (loss) to record this investment at fair value.

Subcontracted expenses for services provided by our India joint venture were $3.0 million and $2.8 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $9.4 million and $9.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  The Company had payables to our India joint venture of $1.8 million and $1.9 million at September 30, 2004 and December 31, 2003, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

Subcontracted services provided by our Latin America joint venture for the three-month and nine-month periods ended September 30, 2004 and 2003 were not material.

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

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At September 30, 2004, there were approximately 5.6 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of September 30, 2004, options granted under these plans aggregating 2.8 million remained outstanding with strike prices ranging from $2.41 to $19.50.  The last of these options will expire on February 1, 2009.  We will not grant additional options under these plans.

The following table sets forth shares subject to options:

	Number of Options	Weighted-Average Exercise Price per Share

Balance, January 1, 2004	7,750,390	$3.67
Granted	332,924	3.21
Exercised	(65,494)	2.22
Canceled	(580,103)	3.44
Balance, September 30, 2004	7,437,717	$3.70

The options exercisable at the end of each period were:

	Number	Weighted-Average Exercise of Options Price per Share

December 31, 2003	3,175,457	$4.61
September 30, 2004	3,660,658	$4.44

The following table summarizes stock options outstanding at September 30, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.24 to $1.75	787,584	8.4	$1.55
$1.76 to $4.00	4,857,954	5.8	$3.08
$4.01 to $6.33	1,049,544	4.5	$4.82
$6.34 to $7.22	481,425	5.3	$6.69
$7.23 to $12.66	201,210	3.4	$9.77
$12.67 to $20.00	60,000	2.5	$17.35

The following table summarizes stock options exercisable at September 30, 2004:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

$1.24 to $1.75	206,832	$1.54
$1.76 to $4.00	1,860,923	$3.10
$4.01 to $6.33	938,161	$4.82
$6.34 to $7.22	394,742	$6.70
$7.23 to $12.66	200,000	$9.75
$12.67 to $20.00	60,000	$17.35

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

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At September 30, 2004, we had 6.6 million options, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.  At September 30, 2003, all 7.7 million options were excluded from the diluted net income per share computation due to the net loss for the three and nine month periods.

Note 8. Payroll Tax Refund

During the quarter ended June 30, 2004, we recorded a benefit from the refund of payroll tax overpayments paid in a prior year. We recorded the payroll tax refund in the accompanying consolidated condensed statements of income (loss) as a $1.3 million reduction of direct labor and telecommunications expenses and a $0.4 million reduction of operating, selling and administrative expenses during the nine months ended September 30, 2004.

Note 9. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•                                          Consolidating Condensed Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine-

month periods ended September 30, 2004 and 2003,

•                                          Consolidating Condensed Balance Sheets at September 30, 2004 and December 31, 2003, and

•                                          Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.

Consolidating Condensed Statement of Income (Loss) and Comprehensive Income (Loss)

Three Months Ended September 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$83,391	$9,972	$137,967	$(1,876)	$229,454

Operating expenses:
Direct labor and telecommunications expenses	44,030	5,739	88,461	—	138,230
Subcontracted and other services expenses	10,019	1,034	3,206	(1,858)	12,401
Operating, selling and administrative expenses	24,643	2,571	50,627	(56)	77,785
Total operating expenses	78,692	9,344	142,294	(1,914)	228,416

Operating income (loss)	4,699	628	(4,327)	38	1,038

Other income (expense):
Interest expense	(2,565)	(1)	(489)	—	(3,055)
Interest income	73	—	79	—	152
Equity in earnings (losses) of affiliates	(4,091)	(4,804)	298	8,895	298
Other income (expense), net	(150)	57	61	(38)	(70)
Total other income (expense), net	(6,733)	(4,748)	(51)	8,857	(2,675)

Income (loss) before income taxes and minority interest	(2,034)	(4,120)	(4,378)	8,895	(1,637)

Income tax expense	(141)	(29)	237	—	67
Minority interest	(157)	—	189	—	32

Net income (loss)	$(1,736)	$(4,091)	$(4,804)	$8,895	$(1,736)

Currency translation adjustment	3,063	28	2,997	(3,025)	3,063
Comprehensive income (loss)	$1,327	$(4,063)	$(1,807)	$5,870	$1,327

Three Months Ended September 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$94,386	$9,392	$106,418	$(1,441)	$208,755

Operating expenses:
Direct labor and telecommunications expenses	53,218	5,283	66,398	—	124,899
Subcontracted and other services expenses	12,391	831	1,851	(1,274)	13,799
Operating, selling and administrative expenses	27,891	2,733	39,996	(167)	70,453
Total operating expenses	93,500	8,847	108,245	(1,441)	209,151

Operating income (loss)	886	545	(1,827)	—	(396)

Other income (expense):
Interest expense	(2,634)	(3)	(473)	—	(3,110)
Interest income	46	—	71	—	117
Equity in earnings (losses) of affiliates	(3,009)	(3,771)	518	6,780	518
Other income (expense), net	765	220	(1,302)	—	(317)
Total other income (expense), net	(4,832)	(3,554)	(1,186)	6,780	(2,792)

Income (loss) before income taxes and minority interest	(3,946)	(3,009)	(3,013)	6,780	(3,188)

Income tax expense	—	—	651	—	651
Minority interest	—	—	107	—	107

Net income (loss)	$(3,946)	$(3,009)	$(3,771)	$6,780	$(3,946)

Currency translation adjustment	472	6	684	(690)	472
Comprehensive income (loss)	$(3,474)	$(3,003)	$(3,087)	$6,090	$(3,474)

Nine Months Ended September 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

	(in thousands)

Revenue	$264,053	$34,801	$416,599	$(1,876)	$713,577

Operating expenses:
Direct labor and telecommunications expenses	143,598	18,916	262,876	—	425,390
Subcontracted and other services expenses	31,526	2,829	5,741	(1,858)	38,238
Operating, selling and administrative expenses	77,265	8,631	145,707	(56)	231,547
Total operating expenses	252,389	30,376	414,324	(1,914)	695,175

Operating income (loss)	11,664	4,425	2,275	38	18,402

Other income (expense):
Interest expense	(7,662)	(4)	(1,721)	—	(9,387)
Interest income	171	—	223	—	394
Equity in earnings (losses) of affiliates	(809)	(5,321)	368	6,130	368
Other income (expense), net	2,135	254	(2,813)	(38)	(462)
Total other expense, net	(6,165)	(5,071)	(3,943)	6,092	(9,087)

Income (loss) before income taxes and minority interest	5,499	(646)	(1,668)	6,130	9,315

Income tax expense	(110)	163	3,197	—	3,250
Minority interest	—	—	456	—	456

Net income (loss)	$5,609	$(809)	$(5,321)	$6,130	$5,609

Currency translation adjustment	501	(133)	617	(484)	501
Comprehensive income (loss)	$6,110	$(942)	$(4,704)	$5,646	$6,110

Nine Months Ended September 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$270,355	$30,833	$310,642	$(4,415)	$607,415

Operating expenses:
Direct labor and telecommunications expenses	148,837	17,025	191,473	—	357,335
Subcontracted and other services expenses	36,197	2,142	4,558	(2,545)	40,352
Operating, selling and administrative expenses	85,985	8,383	114,342	(1,870)	206,840
Asset impairment and restructuring expenses	—	—	796	—	796
Total operating expenses	271,019	27,550	311,169	(4,415)	605,323

Operating income (loss)	(664)	3,283	(527)	—	2,092

Other income (expense):
Interest expense	(7,822)	(11)	(1,110)	—	(8,943)
Interest income	168	—	184	—	352
Equity in earnings (losses) of affiliates	(910)	(4,487)	1,458	5,397	1,458
Other income (expense), net	2,100	305	(1,987)	—	418
Total other income (expense), net	(6,464)	(4,193)	(1,455)	5,397	(6,715)

Income (loss) before income taxes and minority interest	(7,128)	(910)	(1,982)	5,397	(4,623)

Income tax expense	—	—	2,090	—	2,090
Minority interest	—	—	415	—	415

Net income (loss)	$(7,128)	$(910)	$(4,487)	$5,397	$(7,128)

Currency translation adjustment	7,556	124	4,439	(4,563)	7,556
Comprehensive income (loss)	$428	$(786)	$(48)	$834	$428

Consolidating Condensed Balance Sheet

At September 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,447	$3,982	$18,687	$—	$42,116
Trade accounts receivable, net	93,868	60,287	106,136	(84,396)	175,895
Prepaid expenses and other current assets	6,812	28	12,326	—	19,166
Total current assets	120,127	64,297	137,149	(84,396)	237,177

Property and equipment, net	18,651	2,033	62,794	19	83,497

Other assets:
Goodwill	19,577	14	34,706	—	54,297
Deferred income taxes	7,800	—	85	—	7,885
Investments in affiliates	—	—	17,311	—	17,311
Other assets	5,861	56	1,471	—	7,388
Investments in subsidiaries	132,075	96,581	—	(228,656)	—
Total assets	$304,091	$162,981	$253,516	$(313,033)	$407,555

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$402	$—	$21,348	$—	$21,750
Current portion of capital lease obligations	360	120	1,807	—	2,287
Trade accounts payable	13,700	28,281	65,513	(84,305)	23,189
Accrued expenses and other current liabilities	27,655	2,495	59,048	(70)	89,128
Total current liabilities	42,117	30,896	147,716	(84,375)	136,354

Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	454	10	8,111	—	8,575
Deferred compensation and other	1,770	—	210	—	1,980
Deferred income taxes	—	—	898	—	898
Total liabilities	144,341	30,906	156,935	(84,375)	247,807

Minority interests	1,324	—	1,126	—	2,450

Stockholders’ equity	158,426	132,075	95,455	(228,658)	157,298
Total liabilities and stockholders’ equity	$304,091	$162,981	$253,516	$(313,033)	$407,555

At December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,010	$3,090	$14,750	$—	$29,850
Trade accounts receivable, net	95,899	60,483	113,341	(94,181)	175,542
Prepaid expenses and other current assets	6,280	34	13,489	—	19,803
Total current assets	114,189	63,607	141,580	(94,181)	225,195

Property and equipment, net	20,792	2,608	66,833	—	90,233

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Deferred income taxes	8,607	—	117	—	8,724
Investments in affiliates	—	—	18,911	—	18,911
Other assets	6,196	56	1,887	—	8,139
Investments in subsidiaries	132,961	104,008	—	(236,969)	—
Total assets	$302,322	$170,293	$263,290	$(331,150)	$404,755

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$—	$—	$22,894	$—	$22,894
Current portion of capital lease obligations	506	117	2,558	—	3,181
Trade accounts payable	17,913	35,402	71,448	(94,181)	30,582
Accrued expenses and other current liabilities	29,776	1,713	52,743	(80)	84,152
Total current liabilities	48,195	37,232	149,643	(94,261)	140,809

Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	—	100	8,584	—	8,684
Deferred compensation	1,389	—	—	—	1,389
Deferred income taxes	—	—	1,055	—	1,055
Total liabilities	149,584	37,332	159,282	(94,261)	251,937

Minority interests	—	—	1,869	—	1,869

Stockholders’ equity	152,738	132,961	102,139	(236,889)	150,949
Total liabilities and stockholders’ equity	$302,322	$170,293	$263,290	$(331,150)	$404,755

Consolidating Condensed Statement of Cash Flows

Nine Months Ended September 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$2,768	$9,588	$18,619	$(92)	$30,883

Cash flows from investing activities:
Purchases of property and equipment	(3,681)	(139)	(13,284)	—	(17,104)
Dividend received from affiliates	—	—	1,747	—	1,747
Investment in affiliates	—	—	(820)	—	(820)
Receipts on note receivable	—	—	510	—	510
Proceeds from the sale of property and equipment	9	—	—	—	9
Net cash flows from investing activities	(3,672)	(139)	(11,847)	—	(15,658)

Cash flows from financing activities:
Borrowings on debt	—	—	19,158	—	19,158
Repayments of debt and capital lease obligations	(2,491)	—	(20,379)	—	(22,870)
Net borrowings and payments in intercompany balances	10,597	(8,557)	(2,132)	92	—
Proceeds from stock options exercised, net of tax	146	—	—	—	146
Treasury stock reissuances (repurchases), net	89	—	—	—	89
Net cash flows from financing activities	8,341	(8,557)	(3,353)	92	(3,477)
Effect of exchange rates on cash	—	—	518	—	518
Net increase in cash	7,437	892	3,937	—	12,266
Cash and cash equivalents, beginning of period	12,010	3,090	14,750	—	29,850
Cash and cash equivalents, end of period	$19,447	$3,982	$18,687	$—	$42,116

Nine Months Ended September 30, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash flows from operating activities	$13,313	$4,131	$(11,021)	$—	$6,423

Cash flows from investing activities:
Purchases of property and equipment	(3,750)	(671)	(14,636)	—	(19,057)
Investment in affiliates	(1,000)	—	—	—	(1,000)
Dividends received from affiliates	—	—	1,085	—	1,085
Net cash flows from investing activities	(4,750)	(671)	(13,551)	—	(18,972)

Cash flows from financing activities:
Borrowings on debt	441	—	15,756	—	16,197
Repayments of debt and capital lease obligations	(7,214)	—	(1,287)	—	(8,501)
Net borrowings and payments in intercompany balances	(682)	(2,531)	3,213	—	—
Treasury stock reissuances (repurchases), net	(1,120)	—	—	—	(1,120)
Other	59	—	—	—	59
Net cash flows from financing activities	(8,516)	(2,531)	17,682	—	6,635
Effect of exchange rates on cash	(2,697)	—	2,036	—	(661)
Net increase (decrease) in cash	(2,650)	929	(4,854)	—	(6,575)
Cash and cash equivalents, beginning of period	16,615	2,855	14,672	—	34,142
Cash and cash equivalents, end of period	$13,965	$3,784	$9,818	$—	$27,567

Note 10. Subsequent Event

On October 26, 2004, the Company gave notice to the holders of its 9.25% Senior Subordinated Notes (the Notes) due 2006 of a $10 million partial redemption effective December 1, 2004.  The Company will use cash to redeem this portion of the Notes.  Repayment of the $10 million is the initial phase of a plan to refinance the entire $100 million of the Notes.  The Notes are redeemable at a redemption price of 101.542% plus accrued and unpaid interest, if any, to the date of redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References in this report to “we”, “our”, and the “Company” are to SITEL Corporation and its subsidiaries, collectively.

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

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Income (Loss), which present the results of our operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

In the near term, we will be considering current capacity and the various business units’ performance.  Where excess capacity exists we will look to consolidate facilities and close some remaining underutilized centers to drive optimal profit center efficiency.  We will also be accelerating our restructuring of several underperforming business units.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins, expansions, and losses of client contracts and with changes in the scope of client requirements.  Our top 20 clients accounted for 68.5% and 70.8% of our revenue for the three-month periods ended September 30, 2004 and 2003, respectively, and 67.2% and 69.6% for the nine-month periods ended September 30, 2004 and 2003, respectively.  Some of these top 20 clients include multiple business units within the clients’ affiliated group.  General Motors Corporation (General Motors) business units were responsible for 13.9% and 22.3% of our revenue for the three-month periods ended September 30, 2004 and 2003, respectively, and 15.8% and 21.6% for the nine-month periods ended September 30, 2004 and 2003, respectively. On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for General Motors’ North American Vehicle Sales, Service, and Marketing Group through December 31, 2005.  An existing agreement under which we supported OnStar operations terminated effective June 22, 2004. In addition, Hewlett-Packard Company business units were responsible for 11.4% of our revenue for the three-month period ended September 30, 2004, and 11.3% for the nine-month period ended September 30, 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

We have identified the following to be critical accounting policies because they are the most important to the portrayal of our results of operations and financial condition, and they require management’s most difficult, subjective, or complex judgments.

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, and SAB 104, “Revenue Recognition”.  We recognize revenue at the time services are performed based on the rate detailed in the client contract, such as hourly, monthly, per call or per employee.  A portion of our revenue is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  Our performance against such standards may result in incentives or penalties, which are recognized as earned or incurred. In certain circumstances, we receive payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in deferred revenue and other in the consolidated balance sheet. Revenue for services performed under certain collection service agreements are recognized as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters.

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

The operating results of one of our reporting units is currently below expectations. Management will monitor the operating performance of this reporting unit and will conduct a review of the carrying value of goodwill during our annual evaluation at October 1, 2004. The recorded goodwill for this reporting unit, as a result of prior acquisitions, is approximately $7.6 million. At this point in time, we are unable to predict what effect, if any, the outcome of this review will have on the carrying value of our goodwill or on our financial position or results of operations.

Deferred Income Taxes

We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards, No. 109, “Accounting for Income Taxes”. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2004 Compared with the Same Periods of 2003

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Net Income (Loss)

The following table summarizes our statement of income (loss) data on a percentage-of-revenue basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
		(in thousands)				(in thousands)
Revenues	$229,454	100.0%	$208,755	100.0%	$713,577	100.0%	$607,415	100.0%

Direct labor and telecommunications expenses	138,230	60.2%	124,899	59.8%	425,390	59.6%	357,335	58.8%
Subcontracted and other services expenses	12,401	5.4%	13,799	6.6%	38,238	5.4%	40,352	6.6%
Operating, selling and administrative expenses	77,785	33.9%	70,453	33.8%	231,547	32.4%	206,840	34.1%
Asset impairment and restructuring expenses	—	0.0%	—	0.0%	—	0.0%	796	0.1%
Operating income (loss)	1,038	0.5%	(396)	-0.2%	18,402	2.6%	2,092	0.3%

Interest expense	(3,055)	-1.3%	(3,110)	-1.5%	(9,387)	-1.3%	(8,943)	-1.5%
Interest income	152	0.1%	117	0.1%	394	0.1%	352	0.1%
Equity in earnings of affiliates	298	0.1%	518	0.3%	368	0.1%	1,458	0.2%
Other income (expense), net	(70)	0.0%	(317)	-0.2%	(462)	-0.1%	418	0.1%
Income (loss) before income taxes and minority interest	(1,637)	-0.7%	(3,188)	-1.5%	9,315	1.3%	(4,623)	-0.8%

Income tax expense	67	0.0%	651	0.3%	3,250	0.5%	2,090	0.3%
Minority interest	32	0.0%	107	0.1%	456	0.1%	415	0.1%
Net income (loss)	$(1,736)	-0.8%	$(3,946)	-1.9%	$5,609	0.8%	$(7,128)	-1.2%

Three Months Ended September 30, 2004 Compared to the Same Period of 2003

Revenue

Revenue increased $20.7 million, or 9.9%, in the three months ended September 30, 2004 compared to the same period of 2003. The changes in revenue by geographic region are shown in the following table:

Three months ended September 30,	2004	2003	$ Change	% Change
	(in millions)
North America	$117.5	$122.6	$(5.1)	-4.2%
Europe	93.0	74.4	18.6	25.0%
Asia Pacific	11.4	8.4	3.0	36.1%
Latin America	7.6	3.4	4.2	121.9%
Totals	$229.5	$208.8	$20.7	9.9%

North American revenue decreased $5.1 million for the three months ended September 30, 2004 compared to the same period in 2003.  An $11.5 million decrease, primarily as a result of a decline in customer acquisition programs, was partially offset by a $6.5 million increase in customer care and technical support services.  The weakening of the U.S. dollar versus the Canadian dollar accounted for $1.0 million of the increase.

European revenue increased $18.6 million for the three months ended September 30, 2004 compared to the same period in 2003.  Higher sales volumes from new and existing clients resulted in $10.8 million of the increase.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $7.8 million of the increase.

Asia Pacific revenue increased $3.0 million for the three months ended September 30, 2004 compared to the same period in 2003.  Higher sales volumes with existing clients resulted in $2.0 million of the increase.  The weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $1.0 million of the increase.

Latin American revenue increased $4.2 million for the three months ended September 30, 2004 compared to the same period in 2003.  This increase was primarily due to the change in how we report our investment in our Panama affiliate.  Effective October 1, 2003, we completed the previously announced restructuring in the governance of our Latin American joint venture which handles services in Panama and other Latin American countries and offshore services in Mexico and Central America.  As a result of this revision in governance, we reported our investment in our Panama affiliate using the consolidation method rather than the equity method of accounting effective October 1, 2003.  As a result of this change, our Latin American revenue includes the revenue associated with our Panama affiliate.  Our Panama affiliate’s revenue resulted in $3.8 million of the increase.  Higher sales volume resulted in $0.5 million of the increase.  These amounts were partially offset by a $0.1 million decrease in revenue resulting from the strengthening of the U.S. dollar versus the Brazilian real.

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

Direct labor and telecommunications expenses as a percentage of revenue increased to 60.2% for the three months ended September 30, 2004 compared to 59.8% in the same period in 2003. The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services we provided.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses decreased $1.4 million for the three months ended September 30, 2004 compared to the same period of 2003.  The decrease was primarily the result of lower subcontracted IT costs to support client programs.

Subcontracted expenses for services provided by our India joint venture for the three months ended September 30, 2004 and 2003 were $3.0 million and $2.8 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $7.3 million, or 10%, for the three months ended September 30, 2004 compared to the same period of 2003.  The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for $3.5 million of the increase.   The change in accounting for our Panama affiliate accounted for $1.1 million of the increase.  The remainder of the increase in these expenses was associated with our revenue increase.  As a percentage of revenue, operating, selling and administrative expenses remained consistent for the three months ended September 30, 2004 compared to the same period in 2003.

Operating Income (Loss)

Operating income improved by $1.4 million to operating income of $1.0 million for the three months ended September 30, 2004 compared to a $0.4 million operating loss for the same period in 2003 due to the factors discussed above.

Interest Expense

Interest expense remained consistent for the three months ended September 30, 2004 compared to the same period in 2003.

Interest Income

Interest income remained consistent for the three months ended September 30, 2004 compared to the same period in 2003.

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased $0.2 million for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to higher costs related to the transition of clients served by one of our joint ventures.

Other Income (Expense), Net

Other income (expense), net decreased $0.2 million for the three months ended September 30, 2004 compared to the same period in 2003 primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2004 and 2003 was significantly more than the U.S. statutory rate of 35%, which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

Nine Months Ended September 30, 2004 Compared to the Same Period of 2003

Revenue

Revenue increased $106.2 million, or 17.5%, for the nine months ended September 30, 2004 compared to the same period of 2003. The changes in revenue by geographic region are shown in the following table:

Nine months ended September 30,	2004	2003	$ Change	% Change
	(in millions)
North America	$370.4	$349.1	$21.3	6.1%
Europe	290.9	225.9	65.0	28.8%
Asia Pacific	30.9	23.4	7.5	32.1%
Latin America	21.4	9.0	12.4	137.5%
Totals	$713.6	$607.4	$106.2	17.5%

North American revenue increased $21.3 million for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to a $41.4 million increase in customer care, technical support and risk management services partially offset by a $20.0 million decrease in customer acquisition programs.  The weakening of the U.S. dollar versus the Canadian dollar accounted for $3.7 million of the increase.

European revenue increased $65.0 million for the nine months ended September 30, 2004 compared to the same period in 2003.  Higher sales volumes from new and existing clients resulted in $37.3 million of the increase.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $27.7 million of the increase.

Asia Pacific revenue increased $7.5 million for the nine months ended September 30, 2004 compared to the same period in 2003.  Higher sales volume with existing clients resulted in $3.7 million of the increase.   The weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $3.8 million of the increase.

Latin American revenue increased $12.4 million for the nine months ended September 30, 2004 compared to the same period in 2003.  This increase was primarily due to the change in how we report our investment in our Panama affiliate.  Effective October 1, 2003, we completed the previously announced restructuring in the governance of our Latin American joint venture which handles services in Panama and other Latin American countries and offshore services in Mexico and Central America.  As a result of this revision in governance, we reported our investment in our Panama affiliate using the consolidation method rather than the equity method of accounting effective October 1, 2003.  As a result of this change, our Latin America revenue includes the revenue associated with our Panama affiliate.  Our Panama affiliate’s revenue resulted in $10.4 million of the increase.  The weakening of the U.S. dollar accounted for $0.5 million of the increase.  Higher sales volume resulted in the remaining $1.5 million of the increase.

Direct Labor and Telecommunications Expenses

During the nine months ended September 30, 2004, direct labor and telecommunications expenses as a percentage of revenue increased to 59.6% compared to 58.8% in same period in 2003.  The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services we provided.  This increase was partially offset by the impact of the recording of a benefit from a refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expense.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses decreased $2.1 million, or 5.2%, for the nine months ended September 30, 2004 compared to the same period in 2003.  The decrease was primarily the result of lower subcontracted IT costs to support client programs.

Subcontracted expenses for services provided by our India joint venture for the nine months ended September 30, 2004 and 2003 were $9.4 million and $9.5 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $24.7 million, or 11.9%, for the nine months ended September 30, 2004 compared to the same period in 2003.  The weakening of the U.S. dollar compared to the primary jurisdictions that we operate in accounted for $11.7 million of the increase.  The change in accounting for our Panama affiliate resulted in $3.0 million of the increase.  The remainder of the increase in these expenses was associated with our revenue increase.  As a percentage of revenue, operating, selling and administrative expenses decreased to 32.4% for the nine months ended September 30, 2004 compared to 34.1% for the same period of 2003.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

Asset Impairment and Restructuring Expenses

During the nine months ended September 30, 2003, in connection with the closure of a contact center, we recorded asset impairment and restructuring expenses of $0.8 million, which consisted of the write-off of abandoned leasehold improvements of $0.4 million and $0.4 million of scheduled payments of operating leases for which we will receive no future economic benefits.

Operating Income

Operating income increased $16.3 million for the nine months ended September 30, 2004 compared to the same period in 2003 due to the factors discussed above.

Interest Expense

Interest expense increased $0.4 million, or 5%, for the nine months ended September 30, 2004 compared to the same period in 2003 primarily as a result of higher average short-term borrowings to finance our growth in Europe.

Interest Income

Interest income remained consistent for the nine months ended September 30, 2004 compared to the same period in 2003.

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased by $1.1 million for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to higher costs related to the transition of clients served by one of our joint ventures.

Other Income (Expense), Net

Other income (expense), net decreased $0.9 million to other expense of $0.5 million for the nine months ended September 30, 2004 compared to other income of $0.4 million for the same period in 2003.  The decrease was primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

For the nine months ended September 30, 2004, income tax expense as a percentage of income before income taxes and minority interest was 35%, which is consistent with the statutory U.S. Federal rate of 35%.The effective tax rate for the same period of 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

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

Nine Months Ended September 30,	2004	2003
	(in millions)
Net cash provided by (used in):
Operating activities	$30.9	$6.4
Investing activities	(15.7)	(19.0)
Financing activities	(3.5)	6.6

2004

In the nine months ended September 30, 2004, cash provided by operating activities resulted primarily from $31.7 million in income before depreciation and amortization, and other charges, a $2.1 million decrease in other assets and a $6.9 million increase in other liabilities, partially offset by a $2.4 million increase in trade accounts receivable and a $7.4 million decrease in trade accounts payable.

In the nine months ended September 30, 2004, we used cash for investing activities to purchase $17.1 million of property and equipment and used $0.8 million to increase investments in affiliates, offset partially by a dividend from an affiliate of $1.7 million and receipts on notes receivable of $0.5 million.

In the nine months ended September 30, 2004, cash used in financing activities resulted in net repayments of debt and other obligations of $3.7 million partially offset by $0.2 million of cash receipts from the proceeds on stock options exercised, net of tax.

2003

 In the nine months ended September 30, 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $20.4 million and $13.3 million of increases in trade accounts payable and other liabilities partially offset by increases in trade accounts receivable and other assets of $27.3 million.

In the nine months ended September 30, 2003, we used cash for investing activities to purchase $19.1 million of property and equipment and used $1.0 million to increase investments in affiliates. This was partially offset by $1.1 million of proceeds from dividends received from an equity method investee.

In the nine months ended September 30, 2003, we used cash for financing activities to repay $1.9 million of capital lease obligations. In addition, we used cash to purchase a total of $1.1 million of common stock under our existing stock purchase program. These payments were partially offset by additional borrowings net of repayments of $9.6 million.

Capital Resources

We have historically used funds generated from operations, leases of property and equipment, equity capital, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures and working capital requirements.

We have a three-year $50 million revolving credit facility that expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At September 30, 2004, we had $37.8 million of available borrowings under the credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the fourth quarter of 2004 to be in the range of $8 million to $12 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth including the build out of our new contact centers in Canada and Philippines. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

On October 26, 2004, the Company gave notice to the holders of its 9.25% Senior Subordinated Notes (the Notes) due 2006 of a $10 million partial redemption of notes effective December 1, 2004.  The Company will use cash to redeem this portion of the Notes.  Repayment of the $10 million of notes is the initial phase of a plan to refinance the entire $100 million of the Notes. The Notes are redeemable at a redemption price of 101.542% plus accrued and unpaid interest, if any, to the date of redemption.

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2003.  These contractual obligations and commitments include:

•                                          $100 million of long-term debt as shown in our consolidated condensed balance sheet at September 30, 2004,

•                                          $21.8 million of revolving credit facility and other local short-term debt as shown in our consolidated condensed balance sheet at September 30, 2004,

•                                          $10.9 million of capital lease obligations as shown in our consolidated condensed balance sheet at September 30, 2004, and

•                                          operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2016.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), which requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The remaining provisions of FIN 46R were effective January 1, 2004.  The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three-month and nine-month periods ended September 30, 2004, our average borrowings under our revolving credit facility were $11.2 million and $9.4 million, respectively.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

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

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Forward-Looking Statements

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans,” and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to: reliance on major clients, conditions affecting clients’ industries, clients’ budgets and plans, effectiveness of cost control initiatives, effectiveness of revenue enhancement initiatives, unanticipated labor, contract or technical difficulties, delays in ramp up of services under contracts, reliance on major subcontractors and strategic partners, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, dependence on labor force, industry regulation, general and local economic conditions, competitive pressures in our industry, foreign currency risks, the effects of leverage, dependency on credit availability, restrictions imposed by the terms of indebtedness, and dependence on key personnel and control by management.

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

The Company filed a Current Report on form 8-K dated July 29, 2004, which reported under Items 7 and 12 the issuance of a press release. The press release was filed as an exhibit to the Form 8-K.

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