Form 10-K
period 2004-12-31
SITEL CORP
filed 2005-03-16
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

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

 YES ☒  NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $174,216,902 based upon the closing price of $4.22 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company’s stock have been included as “affiliates.”

COMMON STOCK, $.001 PAR VALUE —73,739,490 SHARES OUTSTANDING AS OF FEBRUARY 28, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Document Incorporated by Reference
III	Certain sections of the Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2005

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Forward-Looking Statements

PART I
Item 1	–	Business
General
Industry Overview
Our Business
Organizational Structure
The Services We Offer
Markets and Clients
The Industries We Serve
Information Technology
Human Resource Management
Multi-shore Distribution Strategy
Competition
Reporting Segments and Geographical Information
Available Information
Government Regulation
Quarterly Results and Seasonality
Risk Factors
Item 2	–	Properties
Item 3	–	Legal Proceedings
Item 4	–	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant (Instruction 3 to Item 401(b) of Regulation S-K)

PART II
Item 5	–	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6	–	Selected Financial Data
Item 7	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
General Business Risks
Critical Accounting Policies and Estimates
Results of Operations
Financial Condition and Liquidity
Other Matters
Item 7A	–	Quantitative and Qualitative Disclosures about Market Risk
Item 8	–	Financial Statements and Supplementary Data
Item 9	–	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	–	Controls and Procedures

PART III
Item 10	–	Directors and Executive Officers of the Registrant
Item 11	–	Executive Compensation
Item 12	–	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	–	Certain Relationships and Related Transactions
Item 14	–	Principal Accountant Fees and Services

PART IV
Item 15	–	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures

TABLE OF CONTENTS – Financial Statements

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

PART I

Item 1. Business

General

References in this report to “we”, “our”, “SITEL”, and the “Company” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services.

•                  We specialize in the design, implementation, and operation of multi-channel contact center solutions, which enable our clients to acquire, serve, grow, and increase the value of their customers.

•                  We support the customer management strategies of many of the world’s leading brands, primarily in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, and utilities sectors.

•                  We leverage world-class operations across our global platform of people, processes, and technology.

•                  We provide customer acquisition, customer care, technical support, and risk management services on an outsourced basis to help our clients serve their customers and build greater brand loyalty.

•                  We serve both outsourced and in-house contact centers focused on delivering improved service quality, productivity and efficiency.

Our global footprint currently supports over 250 clients and includes operations in North America, Europe, North Africa, Asia Pacific, and Latin America. SITEL’s business model is comprised of 32 business units, which deliver in-country market support for local clients and leverage our global platform to provide single-point, multi-country solutions on behalf of multinational clients.  We represent many of the world’s leading brand names from our current delivery platform, which includes:

•                  Approximately 34,000 employees,

•                  Over 24,500 workstations,

•                  87 contact centers located in 25 countries,

•                  Service to clients in 55 countries,

•                  Communication in more than 25 languages and dialects.

From our founding in 1985, our philosophy regarding the business we provide remains unchanged.  We operate our contact centers based on the core belief that people do business with people, even in an age of online communications and e-mail transactions. Our services are designed to enhance the quality of customer interactions, at every stage in the customer lifecycle.

Industry Overview

Since SITEL’s founding, the contact center industry has evolved dramatically.  Twenty years ago the service mix was primarily comprised of phone-based services for outbound customer acquisition and level-one customer service.  Now, in addition to these traditional outsourced services, the industry supports multi-tiered inbound customer support and technical help-desk services, business process solutions, professional services, and receivables management.

The industry has evolved from supporting primarily low technology, single-facility environments to one that provides leading edge technology solutions for multi-national corporations in multi-center environments.  Today, companies are increasingly focused on optimizing their brands through differentiated customer service, and on increasing the value of their customer relationships through cross-sell and up-sell programs. Fueling this trend is the continued growth in consumer use of the Internet and e-mail, and the increasingly remote nature of customer interactions. Companies now face a business imperative to deliver consistent levels of quality customer service regardless of the channel of communication chosen.

Contact center-based customer management activity is becoming central to the way leading organizations choose to enhance customer loyalty and retention. IDC, a respected industry analysis group, estimates that the worldwide contact outsource business will grow from $45 billion in the year 2004 to $83 billion by the year 2009 or an average increase of 13% per year. Corporations are increasingly shifting key business processes from internal operations to outsourced partners.  This business process outsourcing momentum is creating opportunities for the contact center outsourcing market.

There are now several case studies published by leading research analysts that illustrate how the outsourced contact center industry has provided corporations’ improved financial returns and higher end-customer satisfaction. As the outsourced industry continues to evolve, it is anticipated that growth will be further fueled by an improved ability of outsourcers to deliver integrated technology and communication solutions.  Companies will continue to realize the benefits associated with a focus on their core competencies and will rely on service providers like SITEL to deliver comprehensive contact center solutions.  The contact center outsourcing industry continues to establish offshore and nearshore locations, now often referred to as best-shore or multi-shore strategies, to serve clients seeking diversified labor markets. Likewise, industry analysts such as IDC, Datamonitor, and Forrester are beginning to uniquely identify and segment the few contact center companies, such as SITEL, that are positioned and differentiated in this global realm.

Our Business

SITEL designs, builds, and operates contact centers to deliver integrated customer interaction solutions. Our strategy for aligning with our clients involves mature methodologies centered on these three key phases of program development and operation. Because some clients require different levels of support during each of these phases, we are able to leverage our global experience and expertise in local markets to tailor a solution and delivery model as needed.  Our multi-tiered approach to client engagement for both business-to-customer (B2C) and business-to-business (B2B) programs enables us to align our solution as closely as possible with our clients’ unique business goals.

Each of our solutions showcase our ability to add value to our clients’ primary business objectives by:

•                  offering customers a consistent method of contact, through the communication channels of their choice,

•                  improving brand image through consistent and accurate handling of customer contacts,

•                  providing customer service professionals with access to accurate, up-to-date information, driving timely customer issue resolution,

•                  capturing customer service information for analysis and conversion into market opportunities,

•                  providing a flexible and scalable state-of-the-art operating environment that can accommodate dynamic shifts in volume, workload, and associated staffing requirements,

•                  integrating operations platforms, enabling work inter-flow between outsourced customer contact centers, other third party vendors, and internal centers as necessary, and

•                  implementing self-service strategies and tools to further improve performance and reduce costs through increased efficiency.

Organizational Structure

Our organizational structure is unique within the industry.   We align and empower our 32 business units to provide client-centric customer support services using best practices gained from our global experience.  By leveraging our global expertise and the local knowledge gained from serving clients in specific markets, we are able to deliver a client-centric model that creates positive results for our clients in each world region.  Individual business units know their markets, their geographies, the local rules and regulations and have specialized industry expertise to perform and relate to companies in their market.

More and more companies are consolidating the number of outsource customer contact center vendors and contracting with a company that can serve them across geographies.  Our Global Management Services team develops, implements, and manages customized industry-specific management solutions for our global clients.  This structure, in combination with local business unit delivery, ensures best practice processes are delivered with the necessary local customization, improving outcomes for our global clients.

The Services We Offer

SITEL provides innovative and efficient customer support services and solutions. We view every customer contact as an opportunity to build our clients’ brand equity and strengthen relationships with our clients’ customers. We offer a suite of services addressing every stage of the customer or product lifecycle, as well as operational and technology professional services that are designed to optimize every aspect of the day-to-day operation of both outsourced and in-house contact centers. A partial list of services we offer for various phases of customer contact management are included in the table below:

Customer Acquisition	Customer Care	Technical Support	Risk Management	Back Office

•    Inbound sales

•    Outbound sales

•    Order taking and fulfillment

•    Lead generation

•    DRTV/bureau

•    Product information requests

•    Subscription renewals

•    Database cleaning and updating

•    Up-sell and cross-sell programs

•    Repeat purchases

•    Change of personal details

•    Complaint and issue resolution

•    Billing information

•    Thank-you or other client initiated information calls

•    Reservations

•    Loyalty clubs

•    Investor inquiries

•    Government information

•    Dealer location

•    Insurance claim processing

		• Troubleshooting calls • Software problems • Internet service problems • Computer hardware problems • Up-sell/cross-sell programs • Corporate help desk support • Warranty or post-warranty support	• Pre- and post-charge-off collections • Early fraud identification • Credit card activation • Property recovery • Skip tracing • Disaster prevention and recovery	• Data entry • Insurance claim processing • Order processing and fulfillment • Payroll and personnel record keeping • Record scanning, storage, and archiving • Shipping tracking and management

In addition, a new global SITEL business unit, SITEL Global Services was launched in 2005. The new business provides specialized contact center professional services to corporations who wish to deliver world-class customer services and product support or manage customer acquisition in the global marketplace. The business is targeting companies looking to realize their full potential by improving their in-house contact center operations. SITEL Global Services will also target those firms averse to the outsourcing of key business processes to outside providers.  It has built and is marketing and promoting contact center products and services for sale to both SITEL clients and the in-house contact center market.

Markets and Clients

Our business units implement and operate customized industry-specific customer support solutions by geography and by specific vertical markets.  They have primary responsibility for operations, sales and marketing efforts in their defined area. Within this framework, we focus on all sized corporations in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, and utilities sectors. These industries accounted for approximately 12%, 10%, 16%, 7%, 27%, 15%, and 8%, respectively, of our 2004 revenue. Sales in other industries, including travel, healthcare, government and various others, accounted for 5% of 2004 revenue. We serve over 250 clients in 25 countries.  Note 9 to the Consolidated Financial Statements provides information about our revenue by geographic region. Our top 20 clients accounted for 67.0% of our revenue in 2004, and may include multiple independently managed business units within the clients’ affiliated group.  General Motors Corporation business units were responsible for 14.9% of our total revenue in 2004.  Hewlett-Packard Company business units were responsible for 11.3% of our total revenue in 2004.  We did not have any other clients under common control that generated more than 10% of our total revenue for the year ended December 31, 2004.

The Industries We Serve

SITEL leverages a global suite of best practices in operations, technological and human resources to deliver peerless customer interaction across multiple touch points. We provide specialized systems, solutions, and services tailored to the specific business challenges of a broad range of vertical industries, including: Automotive; Consumer; Financial Services; Insurance; Technology; Telecommunications and ISP, and Utilities.

Automotive

We support end-to-end service capability: customer care for the entire customer lifecycle, including pre-sales support, new purchase assistance, customer service and troubleshooting, warranty support, and remote roadside assistance; and after-sales solutions that leverage customer data to identify new marketing opportunities and generate increased customer loyalty and demand. We provide service for complete dealer networks and all associated dealer support activities. All of our solutions operate on a flexible technology platform with the ability to integrate multiple legacy data centers, product knowledge bases, and third-party systems.  We support both dealers and customers.

Consumer

Global competition in the consumer goods and services sector is relentless. Technologies are constantly upgrading; customers know far more than they ever did, and every day the options available to them increase. New markets, new products, and new channels lead to new business challenges – and opportunities – for providers.

For consumer goods companies, the keys to leveraging a contact center to stay competitive are: effective management of the customer relationship; identifying the most valuable prospects and customers; converting this knowledge into improved marketing and sales performance; and providing high quality care that increases customer loyalty and demand. We provide a comprehensive suite of solutions enabling manufacturers, resellers, e-commerce, and catalog companies to manage relationships across the entire customer lifecycle.

Financial Services

The financial services marketplace is more competitive than ever. Growing valuable long-term customer relationships is increasingly important. Business challenges brought on by globalization, consolidation through mergers and acquisitions, and newer, complex service offerings are forcing leading companies to differentiate themselves through innovative and cost-effective marketing and services to new and existing customers.

We design, build, and operate innovative and cost-effective marketing, sales, and customer care solutions for banks, credit grantors, mortgage companies, and diversified financial institutions that enable these companies to stay competitive. Making the contact center the strategic point of channel management, our account teams are able to leverage sophisticated customer databases (i.e. account information, demographics, preferences, purchase/contact history) to refine sales, marketing and service offerings for individuals or target groups.

Insurance

Today, insurance companies face a multitude of business challenges. Competition from non-traditional insurers (including banks, mutual fund administrators, and virtual insurers), market convergence, regulatory constraints, more sophisticated and informed customers, and the high cost of service all signify a need for insurance providers to take advantage of opportunities to reach new markets while keeping costs in check.

Insurance companies have long relied on outsourcers for basic sales and customer service support.  We continue to provide these traditional industry services while also expanding into broader, end-to-end, solutions. Globally, SITEL provides outsourced contact center solutions for many types of insurance providers, including general, property & casualty, and life & health.  Our capabilities extend to sales and service across a full range of insurance products from non-underwritten, guaranteed issue products such as hospital accident protection, hospital indemnity protection, health care discount plans, mechanical breakdown and credit protection, to fully underwritten property & casualty and life products.

In North America our Insurance business unit operates a fully functional licensing and development department, as well as state certified training centers, leveraging over 270 licensed in-house agents to provide services for insurance companies throughout the United States and Canada.  SITEL also owns and operates a small independent insurance agency.  The insurance agency sells personal lines of insurance products direct to U.S. consumers through a variety of direct response marketing channels.  The insurance products sold are underwritten through numerous insurance companies and include, among other types of insurance, homeowners, renters, automobile, life, health, and annuity products.

Technology

To stay competitive and grow their business, technology companies are under pressure to rollout new and better products on an extremely aggressive timeline, while dealing with cost concerns brought on by increased competition at local and global levels, lower margins, and increasingly high user expectations for service and support.

The key to staying competitive in this constantly changing environment is effective management of customer relationships; identifying the most valuable prospects and customers, converting this knowledge into improved marketing and sales performance, and providing high quality care that increases brand loyalty.

SITEL supports a wide range of customer contact solutions for the entire lifecycle of technology customers, across a wide array of high tech products and services (including support for PC/OEM, peripheral, software products, PDAs, wireless devices and other personal technology). We provide sales, customer service, cross-sell/up-sell, and tier 1-4 technical support for these clients.

Telecommunications and ISP

In order to meet market demand and seize opportunities, leading telecommunications and Internet Service Providers (ISPs) are reevaluating their customer management strategies.  The winning companies are those that, among other things, leverage experience, technology, and best-practice processes to deliver a cost-efficient customer experience that increases customer loyalty.

We enable local, long distance, and wireless providers, telecommunications equipment manufacturers and ISP companies worldwide to meet business challenges and grow their customer base through a broad range of cost-effective customer-focused programs.  In addition to traditional product and service support solutions, we deliver advanced order management, provisioning, and B2B support, and have developed specific end-to-end solutions for ISP and wireless service providers.

Utilities

Customer interaction solutions from SITEL help electric, gas, and water utilities worldwide remain competitive and build stronger customer relationships through improved customer care, integrated billing and payment, and crisis management programs. Utilities benefit from increased customer retention and lower cost-of-service, while customers benefit from more convenient billing and payment options, better integration between the contact center and field representatives, and improved customer service and responsiveness.  In addition to traditional customer support services, we have developed processes to support the industry including:  lead generation, loyalty campaign programs, appointment setting and scheduling, database management programs, and end-to-end solutions for supporting the customer from connection to payment.

Information Technology

While our global system solutions and experience is vast, there are some key differentiated components that our clients find compelling.  Our latest on-demand, global technical infrastructure, called SystemOne™, allows our clients to utilize enterprise-class technology on a global basis based upon real-time needs and demand.  We currently have over 3,000 seats in four continents utilizing our SystemOne technical solution.  Furthermore, we have designed and implemented client (or industry) specific applications to provide highly customized solutions to clients’ specific requirements.

 Our end-to-end technical solutions include best in class components and processes for:

•                  Customer Facing Enablements, such as IVR, E-mail, Web, and Fax;

•                  Voice of the Customer, such as Custom Application Development, Speech Recognition, Text to Speech, Customer, Surveys, and Quality Assurance Tools;

•                  Contact Management, such as Auto Dialing, CTI, Scheduling and Forecasting (WFM), and Data Mining;

•                  Key Design Considerations, such as Customer Education Protocols, Customer Segmentation Strategies, Contact Valuation, and Knowledge Management.

In addition to the customer facing technology enablements, we have robust technical tools and processes to administrate our technical solutions, including:

•                  Technical Delivery Considerations, such as Private Connectivity, Network Isolation, Encryption, and VPN Connection;

•                  Monitoring/Visibility, such as Intrusion Detection, Virus Detection, Network Anomaly Monitoring, and Event Monitoring;

•                  Physical Security, such as Controlled Access, Disaster Recovery/Continuity, Power Protection, and Hardened Data Centers;

•                  Policy and Procedure, such as Information Security, Change Control, Audit Procedures, and Project Methodology.

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

•                  we focus on developing employee skills and promoting from within so that employees can take on challenges that help the company group both domestically and globally; and

•                  we employ a global reward and recognition program that is instrumental in keeping employees motivated and focused on goals and objectives.

As of December 31, 2004, we had approximately 34,000 employees.  In our European region, employees in Belgium, Germany, Sweden, and Spain are within the scope of government sponsored collective bargaining agreements and are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider relations with our employees to be good.

Multi-shore Distribution Strategy

The use of multi-shore facilities to serve clients’ customers from various locations offers a reliable, cost efficient, and flexible management strategy for our clients.  Our English-speaking locations include the United States, Jamaica, India, Panama, and Canada.  The Spanish-speaking market is primarily served by Spain, Mexico, Colombia, and Panama.  French-speaking customers are primarily served via France, Morocco, and Canada.  In designing a multi-shore strategy, SITEL has developed an evaluation tool called, PIM™, which is our Process Identification Model for identifying a client’s readiness to outsource, as well as defining a site support strategy.

Competition

We are one of the largest independent companies executing contact center solutions. Our largest U.S. based direct competitors include:

•            APAC Customer Service, Inc.,

•            Sykes Enterprises, Incorporated,

•            TeleTech Holdings, Inc., and

•            West Corporation.

The industry in which we compete is competitive and segmented.  In addition to the companies listed above, we compete with a variety of companies that include niche providers, large conglomerates, regional players, single-country providers, and consulting companies. We also compete with in-house customer service departments throughout the world.  In-house departments continue to comprise the largest segment of contact center expenditures.

Datamonitor’s industry research practice has recently defined global contact center outsource providers as those that operate on more than one continent.  SITEL is a dominant example of a global contact center outsource provider with one of the largest geographic footprints in the industry.

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

Outbound and inbound telephone sales practices in the U.S. are subject to the Federal Telephone Consumer Protection Act of 1991 and the Federal Telemarketing Consumer Fraud and Abuse Protection Act of 1994.  The Federal Trade Commission (FTC) and the Federal Communications Commission (FCC) have each promulgated regulations affecting outbound telephone sales practices and, to a lesser extent, the upselling portion of inbound calls.

In 2003, the FTC and FCC expanded their respective regulations governing telephone sales practices.  The expanded regulations established the FTC-FCC’s national “do not call” registry for consumers not wanting unsolicited telephone sales calls (with exceptions for pre-existing business relationships or prior express consent and a conditional safe harbor for human error).  Also, the FTC enacted a strict 3% per day per calling campaign restriction on outbound call abandonment.

 Many states have enacted or are considering enacting similar or more restrictive provisions affecting telephone sales practices.  The FTC, FCC and state attorney generals are permitted to file enforcement actions against sellers and telemarketers for violations of various teleservices regulations.  Consumers may also file civil actions for violations adversely affecting them.

There are also many federal and state laws and regulations in the U.S. that govern web-services, collection agency licensing and practices, and the collection and use of private consumer data.  Some key federal laws affecting our business include the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act of 1996, Fair Debt Collection Practices Act and Fair Credit Reporting Act.  Concerns about “right of privacy” issues have increasingly been at the forefront of regulatory developments due to the dramatic increase in the availability of information about consumers as a result of technological advances.

Outside the United States, the other countries where we have substantial operations generally have not yet enacted detailed regulatory frameworks for teleservices, although a number of countries are considering doing so.  The Canadian Radio-Television and Telecommunications Commission (CRTC) enacted new telemarketing regulations in May 2004 mirroring in part the U.S. regulations.  The CRTC however stayed the new regulations in September 2004 pending its determination of applications to review and modify its decision.   The European Union (EU) has adopted various directives impacting the teleservices industry.  EU member countries are in various stages of implementing these directives.

Many countries, including those in the EU, have enacted or proposed laws that regulate consumer privacy and the collection and use of consumer data.  Many of these laws are based on the privacy principles established by the Organization for Economic Co-operation and Development (OCED) in its Guidelines on the Protection of Privacy and Transborder Flows of Personal Data.  These laws typically limit the use and disclosure of personally identifiable information to specified, lawful purposes; impose rules on the transfer and processing of personal data; and provide individuals with a right to access and correct inaccurate personal information.  It is illegal to transfer personal data outside the EU to a country not approved by the EU as having adequate data protection measures unless the national data protection commissioner has given permission or the exporter and importer have entered a contract containing certain model clauses protecting the data.

Also, the various industries we serve within the U.S. or internationally are subject to different types and degrees of government regulations.  Compliance with these industry-specific regulations is generally the legal or contractual responsibility of our clients, but we are sometimes directly affected too.  For example, our employees who sell certain U.S. insurance products are typically required to be licensed by state insurance commissions and may also be required to participate in regular continuing education programs.  Another example is our UK subsidiary, which has obtained regulated status from the U.K. Financial Services Authority to handle outsourced mortgages and general insurances sales and services pursuant to regulations that became effective January 14, 2005 under the Financial Services and Markets Act 2000.

We generally rely on our clients and their advisors to develop the scripts and client information we use in making or receiving customer contacts. We typically require our clients by contract to indemnify us against claims and expenses that may arise from their products or services, scripts and directives.

Overall, compliance with applicable laws, regulations and industry guidelines to date has not had a material adverse effect on our global business.  In the U.S., compliance with the expanded FTC and FCC regulations and the increasing regulation of teleservices at the state level has imposed significant additional costs and burdens, especially upon our outbound customer acquisition business.  However, our North American outbound customer acquisition business represents only a relatively small percentage of our overall worldwide business, about 4.5% of our 2004 global revenue, down from 6.7% in 2003 and 9.9% in 2002.

Other proposed laws and regulations are in early stages of consideration, and we cannot yet determine the impact those might have on our business.  Governments, trade associations, and industry self-regulatory groups may enact even more burdensome laws, regulations and guidelines, which might directly affect our business, or affect our clients’ businesses and thus indirectly our business, in material and adverse ways.  Existing and future laws and regulations may also require our clients to change their products or services in ways that could diminish the commercial viability of those products or services or require us to modify our contact center solutions to continue effectively meeting our clients’ needs.

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

•                  the timing of our clients’ customer management initiatives and customer acquisition and loyalty campaigns,

•                  the commencement of new contracts and the discontinuance or termination of existing contracts,

•                  revenue mix,

•                  the timing of additional operating, selling, and administrative expenses to support new business, and

•                  the timing of recognition of incentive fees.

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ customer management activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe.

Risk Factors

Our revenue is generated from a limited number of clients, and the loss of one or more of our significant clients or the reduction in margin due to a renegotiation or a substantial reduction of the amount of services performed by us for a significant client, could have a material adverse effect on our business.

A significant portion of our revenue is derived from relatively few clients. Our top 20 clients accounted for 67.0%, 71.2%, and 68.4% of our revenue for the years ended December 31, 2004, 2003, and 2002, respectively.  Some of our top 20 clients include multiple independently managed business units within the clients’ affiliated group. General Motors Corporation (General Motors) business units were responsible for 14.9%, 21.2%, and 23.5% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.  On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for their North American Vehicle Sales, Service, and Marketing Group through December 31, 2005.  An existing agreement under which we supported OnStar operations terminated effective June 22, 2004.  In addition, Hewlett-Packard Company business units were responsible for 11.3% of our revenue for the year ended December 31, 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the years presented.

We provide services to our clients pursuant to contracts, many of which may be terminated for convenience and most of which do not have minimum volume requirements. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration date or that the volumes of their programs will not be reduced. In any of these events, there can be no assurance that we would be able to replace a client or program with any other client or program that would generate a comparable amount of revenue or profits. Consequently, the loss of one or more of our significant clients, or the substantial reduction of the amount of services performed by us for a significant client, could have a material adverse effect on our business, results of operations and financial condition.

Consolidation among our major clients could materially adversely affect our business.

We serve clients in industries that have experienced a significant level of consolidation in recent years. We cannot assure that additional consolidations will not occur in which our clients acquire additional businesses or are acquired. Such consolidations may result in the termination of an existing client contract that would result in a decrease of our revenue.

If our clients are not successful, the amount of business that they outsource and the prices that they are willing to pay for such services may be diminished and could result in reduced revenue for us.

Our revenue is dependent on the success of our clients. If our clients are not successful, the amount of business that they outsource may be diminished. Thus, although we have signed contracts with our clients, particularly if there are no minimum volume requirements, there can be no assurance that the level of revenue to be received from such contracts will meet expectations. In addition, several clients, particularly in the communications and technology industries, have experienced substantial price competition. As a result, we may face increasing price pressure from such clients, which could negatively affect our operating performance. Furthermore, a general economic downturn can produce a slowdown in the growth rate at which certain billing and customer management services are outsourced, and such a slowdown can have an adverse effect on the growth of our business and our revenue.

Our growth and financial results are largely dependent on continued demand for our services from clients in the industries we serve.

We generate a majority of our revenue from clients in the automotive, consumer, financial services, insurance, media services, technology, telecoms, and utilities industries. These industries accounted for approximately 12%, 10%, 16%, 7%, 27%, 15%, and 8%, respectively, of our 2004 revenue.  Sales in other industries, including travel, healthcare, government and various others, accounted for 5% of 2004 revenue.  Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in such industries to outsource certain customer management services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer management services could have a material adverse effect on our business, results of operations and financial condition.

We are susceptible to business and political risks from international operations that could result in reduced revenue or earnings.

We operate businesses in many countries outside the United States, which are located throughout North America, Europe, Asia Pacific, Latin America, and North Africa. Expansion of our existing international operations and entry into additional countries would require management attention and financial resources. In addition, there are certain risks inherent in conducting business internationally including: exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. To the extent that we do not manage our international operations successfully, our business could be adversely affected and our revenue and earnings could be reduced.

Our operating results fluctuate quarterly depending, among other things, the timing of clients’ marketing campaigns and customer service initiatives and commencement of new contracts.

We have experienced and expect to continue to experience quarterly variations in our results of operations, principally due to the timing of clients’ marketing campaigns and customer service initiatives and the commencement of new contracts, revenue mix and the timing of additional selling, general and administrative expenses to support new business. We typically incur significant start-up costs when we expand into a new region or obtain a significant new customer support services contract. Since we cannot control the implementation date of our clients’ programs, there can be no assurance that the initial revenue derived from a new call center will be sufficient to cover that center’s costs of start-up and initial operation. In addition, our business tends to be slower in the third quarter due to summer holidays in Europe. Our planned operating expenditures are based upon revenue forecasts, and if revenue is below expectations in any given quarter, operating results would likely be materially affected.

Our failure to keep our telecommunications and computer technology up-to-date may prevent us from remaining competitive.

Our continued success will depend on our continuing investment in sophisticated telecommunications and computer technology. There can be no assurance that we will be successful in anticipating technological changes or in selecting and developing new and enhanced technology (including integration of a common set of service and reporting standards across our business units) in time to remain competitive on a global basis. Our business is highly dependent on our computer and telecommunications equipment and software systems. The temporary or permanent loss of these systems, through casualty or operating malfunction, could have a material adverse effect on our business, results of operations and financial condition.  See “Business - Information Technology” in this Form 10-K.

Any interruptions in service or the inability of telephone companies to provide additional capacity to meet our needs would adversely affect our growth and could adversely affect our existing business.

Our business is materially dependent upon service provided worldwide by various local and long distance telephone companies. Any interruptions in service or the inability of telephone companies to provide additional capacity to meet our needs would adversely affect our growth and could adversely affect our existing business. Further, we continue to expand to less developed areas of the world where telephone service may be considerably less reliable than it is in developed areas. Also, rate increases imposed by telephone companies will increase our operating expenses and could adversely affect our operating margins if we were unable to pass the increases through to our clients.

The markets for our services are highly competitive, subject to rapid change, and highly fragmented.

The worldwide-outsourced customer support service industry is extremely competitive and fragmented, with low barriers to entry. Although we are a leading global provider of these services, there can be no assurance that additional competitors with greater resources than us will not enter the industry or that our clients will not choose to conduct internally more of these activities.  See “Business - Competition” in this Form 10-K.  While many companies provide outsourced customer support services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in call center operations, temporary staffing and personnel placement companies, general management consulting firms, divisions of large hardware and software companies and niche providers of outsourced customer contact management services, many of whom compete in only certain markets. Our competitors include many companies who may possess substantially greater resources, greater name recognition and a more established customer base than we do. In addition to our competitors, many companies who might utilize our services or the services of one of our competitors may utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, results of operations and financial condition.

Many of our large clients purchase outsourced customer support services primarily from a limited number of preferred vendors. We have experienced and continue to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other outsourced customer support services companies. We believe that the most significant competitive factors in the sale of our services include quality, advanced technology capabilities, global coverage, reliability, scalability, security, industry experience, price and tailored service offerings.

Management and operation of large-scale contact center solutions is a highly people intensive business.

Outsourced customer support services are very labor intensive. There can be no assurance that our labor costs will not increase or that we will be able to employ a sufficient number of people to sustain our current volume of business or support our planned growth.  Some of our customer support services activities, particularly insurance product sales and technical support activities, require highly trained employees. Our worldwide presence also necessitates retaining personnel fluent in languages and dialects spoken and written by customers of our clients. We must maintain separate human resource departments in each region of the world we operate. As we expand our operations into new countries, we must become familiar with local laws and customs, which vary significantly around the world. There can be no assurance that we will gain the expertise necessary to effectively manage our human resources programs as we expand our business into new countries. See “Business - Human Resource Management” in this Form 10-K.

We have operations in many parts of the world and therefore our results of operations can be impacted by foreign exchange fluctuations.

We are exposed to market risks associated primarily with changes in foreign currency exchange rates. We have operations in many parts of the world.  Revenue and expenses of those operations are typically denominated in the currency of the country of operations. Because our financial statements are presented in U.S. dollars, any significant fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we operate will affect our results of operations and our financial statements. Our largest exposure to currency risks is related to the British pound and the Euro.

The nature of our business makes us subject to various laws and regulations.

Our business is subject to various governmental laws, regulations and codes of practice. There can be no assurance that additional governmental regulation in the United States or Europe, or new governmental regulations in other areas of the world in which we conduct operations, would not limit the activities of our clients, or us or significantly increase the cost of regulatory compliance.

Several of the industries in which our clients operate are subject to varying degrees of government regulation; particularly the insurance and financial services industries. Generally, compliance with these regulations is the responsibility of our clients. However, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations. For example, in the United States, customer service representatives who sell certain insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs, thus requiring us to comply with the extensive regulations of these state commissions. As a result, changes in these regulations or their interpretations could materially increase our operating costs.

In addition, there is increasing concern among consumers, legislators and regulators about “right of privacy” issues associated with data on consumers that is obtained by, and used in, customer support services and other industries. During 2003, both the FTC and FCC substantially broadened their respective regulations governing telephone sales practices. See “Business - Government Regulation” in this Form 10-K.

We are highly dependent on the efforts of our senior management team.

We are highly dependent on the efforts of our senior management team. The loss of the services of several members of senior management could have a material adverse effect on us. As we continue to grow, we will need to recruit and retain additional qualified management personnel, particularly at the business unit level.

A decline in the trend toward outsourcing or in the trend toward migration offshore or difficulties in our offshore operations could materially adversely impact our business.

Our business and growth depend in large part on the industry trend toward outsourced customer support management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer support services rather than perform such services in-house. There has been an increasing amount of political discussion and debate related to worldwide outsourcing, particularly from the United States to offshore locations. There is federal and state legislation currently pending related to this issue.  A change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, results of operations, and financial condition.  There can be no assurance that the outsourcing trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, results of operations, and financial condition.  Furthermore, while we now have operated in offshore markets for several years, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could also have a material adverse effect.   The continued expansion offshore to meet the demand of new clients and the needs of certain of our clients that are migrating call volumes to offshore operations could result in additional excess capacity in the countries that they are migrating from (particularly the U.S. and U.K.).  As a result of this migration offshore, we have experienced and expect that we will continue to experience duplicative operating costs and site closure costs related to the ramp-down of certain contact centers, particularly in the U.S. and U.K. To date we have closed several centers and expect to close additional centers as a result of this shift offshore. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks.   In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties in offshore locations.

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenue and earnings.

In March 2003, the United States went to war against Iraq and, in September 2001, the United States was a target of unprecedented terrorist attacks. In March 2004, Spain, the location of one of our largest business units, was a target of a terrorist attack.  These attacks have caused uncertainty in the global financial markets and in the United States economy. The war and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt our operations. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenue. In addition, these activities may cause our clients to delay or defer decisions regarding their use of our services and, thus, delay our receipt of additional revenue.

Service fees we charge may not cover our costs.

Some of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, many of our significant contracts do not contain such provisions and some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our profitability is influenced significantly by the capacity use of our contact centers. We attempt to maximize their use; however, because most of our business is inbound, we have significantly higher use during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of excess capacity, particularly in our shared contact centers, and occasionally have accepted short-term assignments to use the excess capacity. In addition, we have experienced, and in the future may experience, at least short-term, excess peak period capacity when we open a new contact center or terminate or complete a large client program. There can be no assurance that we will be able to achieve or maintain optimal contact center capacity use. We generally incur the same operating costs regardless of the level of use of our contact centers.

A significant uninsured loss or a loss in excess of our insurance coverage could materially adversely affect our financial condition.

Our operations are dependent upon our ability to protect our contact centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our contact centers, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

The trading price of our common stock is subject to significant fluctuations.

The trading price of our common stock fluctuates. Factors such as fluctuations in our financial performance and that of our competitors, as well as general market conditions, could have a significant impact on the future trading prices of our common stock. The trading prices also may be affected by changes in interest rates and other factors beyond our control.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without shareholder approval, up to 200,000,000 shares of common stock, of which approximately 73,739,490 shares were outstanding as of February 28, 2005.

We have the ability to issue preferred shares without shareholder approval.

Our common stock may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to the common stock, including distributions upon liquidation or dissolution. Our board of directors is authorized to issue preferred shares without first obtaining shareholder approval. We have previously designated for use in connection with our rights plan a series of 200,000 shares of preferred stock. If we issue preferred shares, it will create additional securities that may have dividend or liquidation preferences senior to the common stock. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders’ interest.

Certain provisions of our charter and Minnesota law may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by our shareholders.

The Business Corporation Act of the State of Minnesota contains provisions that may delay or prevent an attempt by a third party to acquire control of our company. Our charter and bylaws contain provisions that authorize the issuance of preferred shares, and establish advance notice requirements for director nominations and actions to be taken at shareholder meetings. These provisions could also discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by shareholders.

Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit shareholder recourse in the event of actions not in shareholder best interests.

Minnesota law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Minnesota law. In addition, our charter limits the liability of our directors and officers for money damages, except for:

•                  liability based on a breach of the duty of loyalty to the corporation or the stockholders;

•                  liability for acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

•                  liability based on an improper distribution under Minnesota Statutes Section 302A.559 or on violations of state securities laws under Minnesota Statutes Section 80A.23;

•                  liability for any transaction from which the director derived an improper personal benefit; or

•                  liability for any act or omission occurring prior to the date Article VI of our charter became effective.

As a result, our shareholders and we may have more limited rights against our directors and officers than might otherwise exist.

Minnesota law may discourage a third party from acquiring us.

The Minnesota Business Corporation Act contains provisions that may delay or prevent an attempt by a third party to acquire control of our company. These provisions include (i) prohibiting us from engaging in a “business combination” with an “interested shareholder” for a period of four years after the date of the transaction in which the person became an interested shareholder unless certain requirements are met and (ii) requiring disinterested shareholder approval for certain “control share acquisitions.” These provisions could also discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by shareholders.

Item 2. Properties

Our executive offices are located in Omaha, Nebraska.

As of December 31, 2004, we operated company centers in various facilities that we lease and client centers that are on client premises as shown in the table below.

Facility Location	Company Centers	Client Centers	Total Facilities	Number of Workstations

Australia	2	1	3	264
Belgium	1	—	1	656
Brazil	1	2	3	940
Canada	7	1	8	2,225
Colombia *	1	1	2	554
Denmark	—	1	1	50
France	2	2	4	804
Germany	3	—	3	1,343
India *	1	—	1	1,045
Ireland	1	—	1	325
Italy	1	—	1	212
Jamaica *	1	—	1	187
Mexico *	3	1	4	1,479
Morocco	1	—	1	218
Netherlands	1	—	1	374
New Zealand	1	2	3	421
Panama *	1	2	3	525
Philippines	1	—	1	598
Poland	1	—	1	80
Portugal	1	—	1	113
Singapore	1	—	1	143
Spain	5	5	10	3,651
Sweden	2	3	5	269
United Kingdom	5	—	5	1,895
Unites States	17	5	22	6,273
Totals:	61	26	87	24,644

*centers in our joint ventures

We contract and operate out of several client centers to support specific client initiatives. We believe our current facilities are adequate for our current operations, but additional facilities will be required to support growth. We believe suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions.  These include, for example:  (i) indemnities to clients pertaining to claims based on our negligence or willful misconduct, and (ii) indemnities involving the accuracy of representations and warranties in certain contracts.

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but management believes, after consultation with counsel, except for the items discussed below for the reasons mentioned therein, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Bankruptcy OP Computers SPA vs. SITEL Kingston Limited (now known as Mitre Telesales Limited) was filed in April 2004 in the Court of Ivrea in Milan, Italy.  The receivers assert that Mitre, as a former supplier to Olivetti, is required under Italian bankruptcy law to return €5,349,025 (approximately $6.9 million) in payments Olivetti had allegedly paid Mitre during a one-year “clawback” period, which allegedly runs from March 9, 1998 until March 9, 1999, the alleged date Olivetti filed for receivership.  Mitre filed its Defence with the court in November 2004.  The Defence outlined the facts and reasons why Mitre did not and should not reasonably have known of Olivetti’s insolvent state during the time that Mitre was performing services for Olivetti.  The first substantive hearing is scheduled for May 2005, following the filing of the receivers’ brief due in March and Mitre’s brief due in April.  The Company and its subsidiary Mitre Telesales Limited are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Two of our clients have received letters from time to time containing an offer to license and suggesting that the client might be infringing certain patents related to computerized telephonic voice response systems without the license. The clients have indicated that if any infringement occurred the client would seek contractual indemnity from us. In such an event, we would expect to seek contractual indemnity from certain of our vendors. Any such contractual indemnity we might obtain may not be sufficient to cover all of the costs of investigating and resolving such matter. We might also seek a license under the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing. To our knowledge, no litigation has been initiated against our clients or us concerning this matter. At this stage, due to the inherent uncertainties, we are unable to predict whether this matter may have a material adverse effect on our business or on our financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Executive officers of SITEL Corporation are as follows:

Name	Age	Present Office	Other Offices or Positions Held During Past Five Years

James F. Lynch	55	Chairman of the Board (since 1985), Chief Executive Officer (since April 2001)

Jorge A. Celaya	39	Executive Vice President and Chief Financial Officer (since October 2003)	Chief Financial Officer, NPTest, Inc.; Vice President Finance, Schlumberger Network Solutions

Robert Scott Moncrieff	48	Executive Vice President, Marketing and Account Development (since August 2003)	Senior Vice President – Global Strategic Clients, Senior Vice President - Marketing SITEL Corporation

Dale W. Saville	60	Executive Vice President, Corporate Operations (since October 2000)

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

	2004		2003
	High	Low	High	Low
First Quarter	$3.31	$2.31	$1.37	$0.96
Second Quarter	$4.46	$2.52	$1.86	$1.02
Third Quarter	$4.43	$1.56	$1.59	$1.18
Fourth Quarter	$2.54	$1.86	$2.81	$1.63

Shares Outstanding and Holders of Common Stock

As of February 28, 2005, we had 73,739,490 shares of common stock outstanding and 497 record holders of our common stock.

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

Years Ended December 31,	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	956,443	846,513	770,211	725,048	764,447

Operating expenses	938,487	832,255	739,457	708,565	722,151
Asset impairment and restructuring expenses (a)	16,993	3,004	1,444	26,185	3,520
Operating income (loss)	963	11,254	29,310	(9,702)	38,776

Interest expense, net	(12,144)	(11,826)	(11,250)	(11,642)	(12,067)
Equity in earnings (loss) of affiliates	681	1,417	3,441	(297)	—
Other income (expense), net	(654)	(193)	(636)	(2,309)	(311)
Income (loss) before income taxes, minority interest and change in accounting method	(11,154)	652	20,865	(23,950)	26,398

Income tax expense (benefit) (e)	14,679	4,798	10,437	(2,317)	12,570
Minority interest	734	666	1,812	947	1,087
Income (loss) before change in accounting method	(26,567)	(4,812)	8,616	(22,580)	12,741

Cumulative effect of a change in accounting for goodwill (b)	—	—	(18,399)	—	—
Net income (loss) (c)	(26,567)	(4,812)	(9,783)	(22,580)	12,741

Weighted average common shares outstanding:
Basic	73,684	73,877	74,225	73,424	71,052
Diluted	73,684	73,877	74,335	73,424	75,201

Income (loss) before change in accounting method per common share:
Basic	$(0.36)	$(0.07)	$0.12	$(0.31)	$0.18
Diluted	$(0.36)	$(0.07)	$0.12	$(0.31)	$0.17

Net income (loss) per common share:
Basic	$(0.36)	$(0.07)	$(0.13)	$(0.31)	$0.18
Diluted	$(0.36)	$(0.07)	$(0.13)	$(0.31)	$0.17

At December 31,	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	82,773	88,812	80,618	72,677	93,583
Total assets	397,531	405,980	351,977	355,466	380,222
Long-term debt, net of current portion (d)	98,393	108,684	107,307	107,040	108,341
Stockholders’ equity	132,659	150,949	139,162	140,040	169,582

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

(d)  On December 1, 2004, we redeemed $10 million of our 9.25% Senior Subordinated Notes, see Note 4 in the Consolidated Financial Statements.

(e)  We discuss income tax expense in Note 5 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References in this report to “we”, “our”, “SITEL”, and the “Company” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of multi-channel contact center solutions. We support the customer management strategies of large and medium size corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and in-house contact centers. We serve clients primarily in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, and utilities sectors.

In Management’s Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Statements of Operations, which present the results of our operations for 2004, 2003, and 2002, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

We previously announced a profit improvement plan to structure the Company to achieve at least a 4% to 6% operating margin by the end of 2005.  This profit improvement plan was comprised of a set of initiatives.  We are planning to rationalize underutilized facilities, eliminate losses from business units that are underperforming, right size support functions to better utilize human and physical assets, reduce and further leverage IT and telecommunication costs, and improve the operating performance of all of our facilities through enhanced efficiency. We will continue to focus on our performance-based pricing initiatives, invoice and contract management, and statement of work change controls. Although the first half of 2004 showed operating margins of close to 4% as many business units in North America and Europe improved, the previously announced loss of an account and the reduced pricing under a large contract temporarily slowed our improving trend.

On December 3, 2004, we committed to a restructuring plan to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The plan included closing certain facilities in North America and Europe and reducing headcount by a total of approximately 170 employees throughout the Company. The plan also included disposing of certain capital equipment. We completed a majority of the restructuring activities in the fourth quarter of 2004 and expect to complete the remainder during 2005.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 67.0%, 71.2%, and 68.4% of our revenue in 2004, 2003, and 2002.  Some of these top 20 clients include multiple independently managed business units within the clients affiliated group. General Motors Corporation (General Motors) business units were responsible for 14.9%, 21.2%, and 23.5% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.  On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for their North American Vehicle Sales, Service, and Marketing Group through December 31, 2005.  An existing agreement under which we supported OnStar operations terminated effective June 22, 2004.  In addition, Hewlett-Packard Company business units were responsible for 11.3% of our revenue in 2004.  We did not have any other clients under common control that generated more than 10% of our total revenue in 2004, 2003 and 2002. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  We recognize revenue at the time services are performed based on the rate detailed in the client contract, such as hourly, monthly, per call or per employee.  A portion of our revenue is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  Our performance against such standards may result in incentives or penalties, which are recognized as earned or incurred. In certain circumstances, we receive payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in deferred revenue and other in the consolidated balance sheet. Revenue for services performed under certain collection service agreements is recognized as the related consumer debts are collected and is calculated based upon a percentage of cash collected or other agreed upon contractual parameters.

Trade Accounts Receivable

We report our trade accounts receivable net of an allowance for doubtful accounts, which represents management’s estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms. The financial condition of our clients may deteriorate, which may require us to increase our allowance for doubtful accounts. We would record an increase in the allowance for doubtful accounts as operating, selling, and administrative expense in our consolidated statements of operations, which would reduce our results of operations.

Property and Equipment

We record property and equipment at cost, and calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 2 to 25 years. We amortize leasehold improvements and assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. If the actual useful lives of these assets are less than the estimated depreciable lives, we would record additional depreciation expense or losses on disposal to the extent the net book value of such asset is not recovered upon sale.

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

Goodwill

At least annually, or more frequently as changes in circumstances indicate, we will evaluate the estimated fair value of our goodwill. On these evaluation dates, to the extent that the carrying value of the net assets of any of our reporting units having goodwill is greater than their estimated fair value, we will be required to take additional goodwill impairment charges. We are required to make certain assumptions and estimates regarding the fair value of goodwill when assessing for impairment. Changes in the fact patterns underlying such assumptions and estimates could ultimately result in the recognition of additional impairment losses.

We performed our annual goodwill impairment review during the fourth quarter of 2004 and determined that a goodwill impairment charge of $7.7 million was required for one of our reporting units.  The impairment charge is included in asset impairment and restructuring expense in the accompanying consolidated statement of operations for the year ended December 31, 2004. In calculating the goodwill impairment charge, the fair value of the reporting unit was determined with the assistance of an independent third-party valuation specialist using a discounted cash flow valuation approach. No impairment charges resulted from the annual impairment tests for the years ended December 31, 2003 and 2002.

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

Self-Insurance Reserves

We are self-insured in North America for workers’ compensation and health care claims for eligible participating employees, subject to certain deductibles and limitations. The costs include an estimate of expected settlements on pending claims and a provision for claims incurred but not reported. These estimates are based on our assessment of potential liability using an analysis of available information with respect to pending claims, historical experience, and current cost trends. Actual claims results could differ from these estimates.

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

Components of Operations

As you read this section, please refer to the following table that summarizes our statements of operations data on a percentage-of-revenue basis.

	2004		2003		2002
Years Ended December 31,	$	%	$	%	$	%
	(in thousands)
Revenue	$956,443	100.0%	$846,513	100.0%	$770,211	100.0%

Direct labor and telecommunications expenses	574,910	60.1%	497,275	58.7%	433,456	56.3%
Subcontracted and other services expenses	50,726	5.3%	54,121	6.4%	55,027	7.1%
Operating, selling and administrative expenses	312,851	32.7%	280,859	33.2%	250,974	32.6%
Asset impairment and restructuring expenses	16,993	1.8%	3,004	0.4%	1,444	0.2%
Operating income	963	0.1%	11,254	1.3%	29,310	3.8%

Interest expense	(12,735)	-1.3%	(12,253)	-1.4%	(11,725)	-1.5%
Interest income	591	0.1%	427	0.1%	475	0.1%
Equity in earnings of affiliates	681	0.1%	1,417	0.2%	3,441	0.4%
Other expense, net	(654)	-0.1%	(193)	0.0%	(636)	-0.1%
Income (loss) before income taxes, minority interest and change in accounting method	(11,154)	-1.2%	652	0.1%	20,865	2.7%

Income tax expense	14,679	1.5%	4,798	0.6%	10,437	1.4%
Minority interest	734	0.1%	666	0.1%	1,812	0.2%
Income (loss) before change in accounting method	(26,567)	-2.8%	(4,812)	-0.6%	8,616	1.1%

Cumulative effect of change in accounting	—		—	0.0%	(18,399)	-2.4%
Net loss (a)	$(26,567)	-2.8%	$(4,812)	-0.6%	$(9,783)	-1.3%

(a) During 2002, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, and ceased amortizing goodwill.

2004 Compared to 2003

Revenue

Revenue increased $109.9 million, or 13.0%, in 2004 compared to 2003.  The changes in revenue by geographic region are shown in the following table:

	2004	2003	$ Change	% Change
	(in millions)
North America	$489.0	$479.6	$9.4	2.0%
Europe	396.1	318.7	77.4	24.3%
Asia Pacific	43.0	32.9	10.1	30.7%
Latin America	28.3	15.3	13.0	85.0%
Totals	$956.4	$846.5	$109.9	13.0%

The increase in North America revenue in 2004 compared to 2003 was due primarily to a $44.1 million increase in customer care and technical support services we provided to a number of our clients, partially offset by a $34.4 million decrease in customer acquisition and risk management business.  The weakening of the U.S. dollar versus the Canadian dollar accounted for $5.3 million of the increase.

European revenue increased $77.4 million in 2004 compared to the same period in 2003.  Higher sales volumes from new and existing clients resulted in $41.3 million of the increase year over year.  The weakening of the U.S. dollar versus the British pound and the Euro accounted for the remaining $36.1 million of the increase.

Asia Pacific revenue increased $10.1 million in 2004 compared to 2003.  Higher sales volumes from new and existing clients resulted in $5.3 million of the increase in 2004 compared to 2003.  The weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $4.8 million of the increase.

Latin America revenue increased $13.0 million in 2004 compared to the same period in 2003.  This increase was primarily due to the change in how we report our investment in our Panama affiliate.  Effective October 1, 2003, we completed the previously announced restructuring in the governance of our Latin America joint venture that handles services in Panama and other Latin America countries and offshore services in Mexico and Central America.  As a result of this revision in governance, we reported our investment in our Panama affiliate using the consolidation method rather than the equity method of accounting effective October 1, 2003.  As a result of this change, our Latin America revenue includes the revenue associated with our Panama affiliate.  Consolidation of our Panama affiliate’s revenue resulted in $10.4 million of the increase in 2004 compared to 2003.  Higher sales volumes resulted in $2.0 million of the increase.  The remaining $0.6 million of the increase in revenue is a result of the weakening of the U.S. dollar versus the Brazilian real.

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

Direct labor and telecommunications expenses as a percentage of revenue increased to 60.1% in 2004 compared to 58.7% in 2003. The increase was primarily the result of higher direct labor costs, particularly in Europe, and the reduced pricing on a major client contract. This increase was partially offset by the impact of the recording of a benefit from a refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expense.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and other out-of-pocket expenses passed through to our clients.  Subcontracted and other services expenses decreased $3.4 million, or 6.3%, for the year ended December 31, 2004 compared to the same period in 2003.  The decrease was primarily the result of lower subcontracted IT costs to support client programs.

Subcontract expenses for services provided by our India joint venture for the years ended December 31, 2004, 2003 and 2002 were $15.0 million, $11.4 million, and $14.3 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $32.0 million, or 11.4% in 2004 compared to 2003.  The weakening of the U.S. dollar compared to the primary jurisdictions that we operate in accounted for an increase of $15.8 million.  As a result of the change in accounting for our Panama affiliate as previously discussed, operating, selling and administrative expenses increased $3.0 million in 2004 compared to 2003. The remainder of the increase in these expenses was associated with our revenue increase. As a percentage of revenue, operating, selling and administrative expenses decreased to 32.7% in 2004 compared to 33.2% in 2003.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

Asset Impairment and Restructuring Expenses

During the fourth quarter of 2004, we recorded $17.0 million of asset impairment and restructuring expenses.  In connection with the cost reduction portion of the Company’s profit improvement plan, we recorded asset impairment and restructuring expenses of $7.8 million.  This amount is comprised of $5.3 million of severance costs, $1.4 million of asset impairment costs and $1.1 million of scheduled payments of operating leases for which we will receive no future economic benefit.  In addition, we recorded asset impairment and restructuring expenses of $1.5 million as a result of a revision to our estimate for non-cancelable lease payments associated with previously announced facility closures.  We also recorded asset impairment and restructuring expenses of $7.7 million related to the impairment of goodwill related to one of our reporting units that has been performing below expectations.  The following table summarizes these charges in 2004:

Description	2004
(in millions)
Cash charges:
Employee severance	$5.3
Facilities leases	2.6
Total cash charges	7.9
Non-cash charges:
Goodwill impairment	7.7
Fixed asset disposals	1.4
Total non-cash charges	9.1
Total	$17.0

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

Operating Income

Operating income decreased $10.3 million in 2004 compared to 2003 due to the factors discussed above.

Interest Expense

Interest expense increased $0.5 million in 2004 compared to 2003.  This is partially a result of the $0.2 million premium paid and the write-off of deferred financing costs related to the redemption of $10 million in Senior Subordinated Notes.  The remaining increase is due to higher average borrowings on the revolving credit facility for 2004 compared to the same period in 2003.

Interest Income

Interest income remained consistent in 2004 compared to 2003.

Equity in Earnings of Affiliates

The decrease in equity in earnings of affiliates in 2004 compared to 2003 primarily relates to reduced earnings from our India joint venture due to changes in client mix and higher ramp-up costs.

Other Expense, Net

Other expense increased $0.5 million in 2004 compared to 2003.  The increase was primarily the result of foreign currency remeasurement losses arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

The effective tax rate for 2004 was more than the U.S. statutory rate of 35% partially due to not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.  During the fourth quarter of 2004, we determined that it was more likely than not that we will not realize the full benefit of deferred tax assets in certain jurisdictions. Consequently, we recorded an increase to the existing valuation allowance resulting in non-cash tax expense of approximately $10.9 million. This increase in the income tax expense was partially offset by the reversal of $0.8 million of valuation allowance associated with deferred tax assets in certain of our foreign jurisdictions reflecting foreign net operating losses and other credit carryforwards that are expected to be utilized.

The effective tax rate for 2003 was significantly more than the U.S. statutory rate of 35%, which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

2003 Compared to 2002

Revenue

Revenue increased $76.3 million, or 9.9%, in 2003 compared to 2002. The changes in revenue by geographic region are shown in the following table:

	2003	2002	$ Change	% Change
	(in millions)
North America	$479.6	$484.2	$(4.6)	(1.0)%
Europe	318.7	212.6	106.1	49.9%
Asia Pacific	32.9	28.1	4.8	17.1%
Latin America	15.3	45.3	(30.0)	(66.2)%
Totals	$846.5	$770.2	$76.3	9.9%

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

Asia Pacific revenue increased $4.8 million in 2003 compared to 2002.  Revenue increased $6.2 million due to the impact of changes in foreign currency, which was offset by a decrease of $1.4 million as a result of lower volumes.

As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. As a result of the change in accounting, Latin America revenue declined $33.0 million in 2003 compared to 2002. The strengthening of the U.S. dollar accounted for a $0.7 million decrease in Latin American revenue in 2003 compared to 2002. These were partially offset by higher sales volumes, which resulted in a $3.7 million increase.

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

Other Expense, Net

Other expense, net, decreased $0.4 million in 2003 compared to 2002. The decrease was primarily a result of foreign currency remeasurement gains arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency offset by impairment charges of $1.5 million to reduce our basis in investments to fair value. Based upon our review of our investee’s financial condition, results of operations and operating trends and the implied value from recent rounds of financing completed by the investee, we determined that an other-than-temporary impairment existed for two of our investments.

Income Tax Expense

The effective tax rate for 2003 was significantly more than the U.S. statutory rate which was primarily the result of not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

In 2002, income tax expense as a percentage of income before income taxes, minority interest and change in accounting method, was 50%.  The majority of the difference between this rate and the statutory U.S. Federal rate of 35% was due to a $2.3 million increase in our deferred tax valuation allowance. The remaining difference was due to net operating losses in certain European and Asia Pacific subsidiaries for which no tax benefit was recognized and U.S. state and local income taxes offset by lower international tax rates in certain jurisdictions.

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

Years Ended December 31,	2004	2003	2002
	(in millions)
Net cash provided by (used in):
Operating activities	$39.5	$9.1	$38.1
Investing activities	(23.6)	(24.1)	(28.5)
Financing activities	(18.6)	11.9	3.3

2004

In 2004, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $36.4 million, a $2.7 million decrease in other assets, a $4.7 million increase in trade accounts payable, and a $5.3 million increase in other liabilities, partially offset by a $9.6 million increase in trade accounts receivable.

In 2004, we used cash for investing activities to purchase $25.0 million of property and equipment and used $0.9 million to increase investments in affiliates, offset partially by a dividend from an affiliate of $1.7 million and other receipts of $0.5 million.

In 2004, cash used in financing activities resulted in net repayments of debt and other obligations of $18.8 million partially offset by $0.2 million of cash receipts from treasury stock reissuances, net, and other receipts.

2003

In 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $36.4 million and a $6.2 million increase in other liabilities, which were partially offset by a $32.4 million increase in trade accounts receivable and $1.3 million decrease in trade accounts payable.

In 2003, we used cash for investing activities mostly to purchase $24.8 million of property and equipment and used $1.0 million to increase investments in affiliates. This was partially offset by $1.8 million of proceeds from dividends received from an equity method investee.

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

2002

In 2002, cash provided by operating activities came from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $46.4 million and a $2.9 million decrease in trade accounts payable, which were partially offset by a $9.9 million increase in trade accounts receivable and other assets and a $1.2 million decrease in other liabilities.

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

We have a three-year $50 million revolving credit facility, which expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At December 31, 2004, we had $40.8 million of available borrowings under the credit facility, and we were in compliance with all financial covenants of the facility.  We are currently in the process of refinancing the revolving credit facility and our Subordinated Notes.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We estimate that our 2005 capital expenditures will range from $20 million to $40 million to cover technology upgrades, asset replacement and new business initiatives.  Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

Contractual Obligations and Commitments

We have various contractual obligations and commitments that are described in the Notes to Consolidated Financial Statements. The following table summarizes our contractual obligations and commitments at December 31, 2004:

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Long-term debt	$90,000	$—	$90,000	$—	$—
Capital leases	14,515	3,392	4,628	1,951	4,544
Operating leases	132,469	30,874	44,058	24,556	32,981
Other debt	18,802	18,802	—	—	—
Total	$255,786	$53,068	$138,686	$26,507	$37,525

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on our consolidated financial statements.

Other Matters

Quarterly Results and Seasonality

We have experienced, and expect to continue to experience, quarterly variations in our results of operations mostly due to:

•            the timing of our clients’ customer management initiatives and customer acquisition and loyalty campaigns,

•            the commencement of new contracts and the discontinuance and termination of existing contracts,

•            revenue mix,

•            the timing of additional operating, selling, and administrative expenses to support new business, and

•            the timing of recognition of incentive fees.

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ customer management activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe.

Effects of Inflation

Inflation has not had a significant effect on our operations. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

Related Party Transactions

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  These investments are included in investments in affiliates in consolidated financial statements.  As of December 31, 2004 and 2003, the investment in our India joint venture was approximately $4.1 million and $4.3 million respectively.  Subcontracted services provided by our India joint venture for the years ended December 31, 2004, 2003 and 2002 were $15.0 million, $11.4 million, and $14.3 million, respectively and are included in subcontracted and other services expenses in the accompanying consolidated statements of operations. The Company had payables to our India joint venture of $3.0 million and $1.9 million at December 31, 2004 and 2003, respectively, which are included in trade accounts payable in the consolidated financial statements. We received $1.8 million of dividend distributions from our India joint venture during the year ended December 31, 2003.

As of December 31, 2004 and 2003, the investment in certain Latin America affiliates was approximately $12.4 million and $14.5 million, respectively. Of the $12.4 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint ventures for the years ended December 31, 2004, 2003, and 2002 were not material.  We received $1.7 million of dividend distributions from our Latin America affiliates during the year ended December 31, 2004.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS 123R is effective July 1, 2005. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the consolidated financial statements for the pro forma net income and net income per share amounts, for the three years ended December 31, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income (loss) and net income (loss) per share.

In October 2004, The American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented would affect our tax provision and deferred tax assets and liabilities. Due to the complexity and uncertainty of applying the provisions of the Act, the income tax effects of such repatriation cannot be reasonably estimated at this time.

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (FIN 46), which required that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 was effective immediately for VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtained an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise held a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The remaining provisions of FIN 46R were effective January 1, 2004.  The adoption of FIN 46R had no impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to market risks associated primarily with changes in foreign currency exchange rates. We have operations in many parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a natural hedge.

Our financial statements are presented in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the business unit's functional currency may vary according to currency fluctuations.

With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate including short-term intercompany accounts are included in the consolidated statements of operations.

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the years ended December 31, 2004, 2003 and 2002, our average borrowings under our bank credit facility were $9.7 million, $5.2 million, and $2.1 million, respectively. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Investment Risk

We do not use derivative financial or commodity instruments.  Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, current and long-term debt.  Our cash and cash equivalents, accounts receivable, accounts payable, and current debt balances are short-term in nature and do not expose us to material investment risk.  Our long-term debt, which had a book value of $90 million and $100 million at December 31, 2004 and 2003, respectively, had a fair value of $90.7 million and $98.0 million, respectively.

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

We do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SITEL have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of SITEL Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SITEL Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska
March 16, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is set forth in the Proxy Statement under the captions “Proposal: Board of Directors and Election” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Audit Committee and Audit Committee Financial Expert

The Company has established a separate Audit Committee of the Board of Directors, comprised of directors Desai, DeVito, Gourlay, Hanger and Kubat. The Company’s Board of Directors has determined that Mr. Kubat qualifies as an audit committee financial expert and is independent.

Code of Ethics

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and controller. The code of ethics may be accessed through the Investors section of our Internet website listed under Item 1 of this Annual Report on Form 10-K under the caption “Available Information”.

Item 11. Executive Compensation

The information required by this item is set forth in the Proxy Statement under the captions “Annual Compensation,” “Arrangements with Executive Officers,” “Benefit Plans,” “Option Grants and Holdings,” “Compensation Committee Report on Executive Compensation,” and “Performance Graph,” and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

1.         Financial Statements – beginning on page F-1 of this report.

•           Report of Independent Registered Public Accounting Firm

•           Consolidated Statements of Operations For The Years Ended December 31, 2004, 2003, and 2002

•           Consolidated Balance Sheets at December 31, 2004 and 2003

•           Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2004, 2003, and 2002

•           Consolidated Statements of Cash Flows For The Years Ended December 31, 2004, 2003, and 2002

•           Notes to Consolidated Financial Statements

2.         Financial Statement Schedule

Schedules have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

3.   Exhibits – required by Item 601 of Regulation S-K:

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

(b)         Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated October 27, 2004, which reported under Items 2.02 and 9.01 the issuance of a press release.  The press release was filed as an exhibit to the Form 8-K.

The Company filed a Current Report on Form 8-K dated December 3, 2004, which reported under Items 2.05, 2.06, and 9.01 the announcement of costs associated with exit or disposal activities and material impairments expected to be recorded in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005, and the issuance of a press release discussing those items, respectively.  The press release was filed as an exhibit to the Form 8-K.

The Company filed a Current Report on Form 8-K dated December 10, 2004, which reported under Items 1.01, 1.02, 5.02, and 9.01 the entry into a material definitive agreement, termination of a material definitive agreement, departure of a director, and the issuance of a press release discussing the departure, respectively.  The press release was filed as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation (Registrant)

Date:	March 16, 2005	By	/s/	James F. Lynch
James F. Lynch
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			Title	Date

By	/s/	James F. Lynch	Chairman of the Board,	March 16, 2005
		James F. Lynch	Chief Executive Officer and Director

By	/s/	Jorge A. Celaya	Executive Vice President and Chief	March 16, 2005
		Jorge A. Celaya	Financial Officer
(Principal Financial Officer)

By	/s/	Donald J. Vrana	Senior Vice President and Controller	March 16, 2005
		Donald J. Vrana	(Principal Accounting Officer)

By	/s/	Kelvin C. Berens	Director	March 16, 2005
Kelvin C. Berens

By	/s/	Rohit M. Desai	Director	March 16, 2005
Rohit M. Desai

By	/s/	Mathias J. DeVito	Director	March 16, 2005
Mathias J. DeVito

By	/s/	Nigel T. Gourlay	Director	March 16, 2005
Nigel T. Gourlay

By	/s/	David J. Hanger	Director	March 16, 2005
David J. Hanger

By	/s/	George J. Kubat	Director	March 16, 2005
George J. Kubat

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (see Exhibit 3.1 to Registration Statement on Form S-1 No. 33-91092).

3.1(a)	Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company’s Registration Statement on Form S-3 No. 333-13403).

3.4	Amended and Restated Bylaws (see Exhibit 3.4 to Registration Statement on Form S-1 No. 33-91092).

3.4(a)	Amended and Restated Bylaws – conformed copy including Amendment No. 1 (see Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-28131).

3.4(b)	Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998).

3.4(c)	Amendment No. 3 to Amended and Restated Bylaws (see Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001).

3.4(d)	Amended and Restated Bylaws – conformed copy including all amendments through March 2, 2001 (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001).

3.5

Certificate of Designation of Series A Participating Preferred Stock (see Exhibit A to the Rights Agreement included as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).

4.2	Specimen Common Stock Certificate (see Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.3	Rights Agreement (see Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).

9.1	Form of General Voting Agreement (see Exhibit 9.1 to Registration Statement on Form S-1 No. 33-91092).

10.1	SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1 to Registration Statement on Form S-1 No. 33-91092).

10.1(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2 to Registration Statement on Form S-1 No. 33-91092).

10.2(a)	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix B to the Company’s definitive Proxy Statement for Annual Meeting of Stockholders, filed September 27, 1996).

10.3(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

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

10.4(a)	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1999).

10.5	SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5 to Registration Statement on Form S-1 No. 33-91092).

10.5(a)	Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5(a) to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.5(b)	Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 1999).

10.5(c)*	Freezing of SITEL Corporation Executive Wealth Accumulation Plan effective December 31, 2004

Exhibit No.
10.5(d)*	Termination of SITEL Corporation Executive Wealth Accumulation Plan effective January 1, 2005

10.6	SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-78241).

10.6(a)	Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-78241).

10.6(b)	Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2000).

10.6(c)	Amendment No. 3 to SITEL Corporation 1999 Stock Incentive Plan (see Appendix A to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed March 31, 2003).

10.7	Form of Right of First Refusal (see Exhibit 10.7 to Registration Statement on Form S-1 No. 33-91092).

10.8	Form of Indemnification Agreement with Outside Directors (see Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 1995).

10.9	Form of Indemnification Agreement with Executive Officers (see Exhibit 10.9 to the Company’s Registration Statement on Form S-8 No. 33-99434).

10.10	Amended and Restated SITEL Corporation Employee Stock Purchase Plan (see Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended March 31, 1998).

10.11	Loan and Security Agreement with Fleet Capital Corporation individually as Agent (see Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)

10.12	Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company’s Form 8-K filed March 16, 1998).

10.12(a)	First Supplemental Indenture (see Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-4 filed August 21, 1998).

10.12(b)	Registration Rights Agreement (see Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed April 24, 1998).

10.13	2001 Nonemployee Director Compensation Plan (see Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2001)

10.13(a)*	Amendment No. 1 to SITEL Corporation 2001 Nonemployee Director Compensation Plan

10.13(b)*	Summary of compensation arrangements for non-employee directors

10.13(c)*	Form of director stock option agreement

10.14	Jorge A. Celaya Employment Offer Letter. (see Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 2003)

10.15	Robert Scott Moncrieff Employment Agreement. (see Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2003)

10.16*	Separation Agreement and Mutual Release with Bill L. Fairfield dated December 14, 2004.

10.17*	Amendment to Bill L. Fairfield Option Agreement dated effective December 31, 2004.

10.18*	Summary of Jorge A. Celaya Compensation Arrangements

10.19*	Summary of James F. Lynch Compensation Arrangements

10.20*	Summary of Dale W. Saville Compensation Arrangements

10.21*	Summary of Robert Scott Moncrieff Compensation Arrangements

10.22*	SITEL Corporation 2005 Management Incentive Plan

10.23*	Form of Stock Option Agreement for October 16, 1998 Amended and Restated Non-Qualified Stock Option grant to Robert Scott Moncrieff for 30,000 options

Exhibit No.
10.24*	Form of Stock Option Agreement for January 18, 1999 Non-Qualified Stock Option grant to Robert Scott Moncrieff for 5,000 options

10.25*

Form of Stock Option Agreement for the following Non-Qualified Stock Option grants: Robert Scott Moncrieff on January 3, 2000 for 10,000 options; Dale W. Saville on October 30, 2000 for 100,000 options; Robert Scott Moncrieff on January 11, 2001 for 10,000 options; James F. Lynch on April 3, 2001 for 100,000 options; Robert Scott Moncrieff on January 2, 2004 for 45,000 options

10.26*	Form of Stock Option Agreement for the following March 14, 2002 Incentive Stock Option grants: James F. Lynch for 12,166 options and Dale W. Saville for 30,166 options

10.27*	Form of Stock Option Agreement for the following March 14, 2002 Non-Qualified Stock Option grants: James F. Lynch for 267,834 options and Dale W. Saville for 38,834 options

10.28*	Form of Stock Option Agreement for the following March 14, 2002 Incentive Stock Option grants: James F. Lynch for 120,000 options and Dale W. Saville for 30,000 options

10.29*	Form of Stock Option Agreement for October 27, 2003 Incentive Stock Option grant to Jorge A. Celaya

10.30*	Form of Stock Option Agreement for October 27, 2003 Non-Qualified Stock Option grant to Jorge A. Celaya

14	Code of Ethics for CEO and Senior Financial Officers. (see Exhibit 14 to the Company's Form 10-K for the year ended December 31, 2003)

21*	Subsidiaries

23*	Independent Auditors’ Consent

31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Filed herewith.

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Financial Statements

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of SITEL Corporation:

We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska
March 16, 2005

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Years Ended December 31,	2004	2003	2002

Revenue	$956,443	$846,513	$770,211

Operating expenses:
Direct labor and telecommunications expenses	574,910	497,275	433,456
Subcontracted and other services expenses	50,726	54,121	55,027
Operating, selling and administrative expenses	312,851	280,859	250,974
Asset impairment and restructuring expenses	16,993	3,004	1,444
Total operating expenses	955,480	835,259	740,901

Operating income	963	11,254	29,310

Other income (expense):
Interest expense	(12,735)	(12,253)	(11,725)
Interest income	591	427	475
Equity in earnings of affiliates	681	1,417	3,441
Other expense, net	(654)	(193)	(636)
Total other expense, net	(12,117)	(10,602)	(8,445)

Income (loss) before income taxes, minority interest and change in accounting method	(11,154)	652	20,865

Income tax expense	14,679	4,798	10,437
Minority interest	734	666	1,812
Income (loss) before change in accounting method	(26,567)	(4,812)	8,616

Cumulative effect of a change in accounting for goodwill	—	—	(18,399)
Net loss	$(26,567)	$(4,812)	$(9,783)

Weighted average common shares outstanding:
Basic	73,684	73,877	74,225
Diluted	73,684	73,877	74,335

Earnings per share:

Basic:
Income (loss) before change in accounting method	$(0.36)	$(0.07)	$0.12
Cumulative effect of change in accounting for goodwill	—	—	(0.25)
Net loss	$(0.36)	$(0.07)	$(0.13)

Diluted:
Income (loss) before change in accounting method	$(0.36)	$(0.07)	$0.12
Cumulative effect of change in accounting for goodwill	—	—	(0.25)
Net loss	$(0.36)	$(0.07)	$(0.13)

See Notes to Consolidated Financial Statements.

 SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

At December 31,	2004	2003

Assets
Current assets:
Cash and cash equivalents	$28,906	$29,850
Trade accounts receivable (net of allowance for doubtful accounts of $2,391 and $3,088, respectively)	191,391	175,542
Prepaid expenses and other assets	15,859	17,436
Deferred income taxes	1,313	3,109
Total current assets	237,469	225,937

Property and equipment, net	86,057	90,233

Other assets:
Goodwill	48,276	53,553
Investment in affiliates	16,466	18,911
Other assets	8,420	8,139
Deferred income taxes	843	9,207
Total assets	$397,531	$405,980

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$18,802	$22,894
Current portion of capital lease obligations	3,202	3,181
Trade accounts payable	32,595	27,374
Accrued wages, salaries and bonuses	43,641	38,817
Accrued operating expenses	46,533	37,347
Deferred revenue and other	8,816	6,884
Income taxes payable	1,107	628
Total current liabilities	154,696	137,125
Long-term debt and other liabilities:
Long-term debt, excluding current portion	90,000	100,000
Capital lease obligations, excluding current portion	8,393	8,684
Other liabilities	8,949	5,073
Deferred income taxes	205	2,280
Total liabilities	262,243	253,162

Minority interests	2,629	1,869
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,433,629 and 74,368,135 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,871	168,726
Accumulated other comprehensive income	8,342	329
Accumulated deficit	(43,611)	(17,044)
Less treasury stock, at cost, 707,927 and 755,300 common shares, respectively	(1,017)	(1,136)

Total stockholders’ equity	132,659	150,949
Total liabilities and stockholders’ equity	$397,531	$405,980

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Years Ended December 31, 2004, 2003, and 2002	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2001	$74	$168,731	$(26,148)	$(2,369)	$(248)	$140,040

Issuance of 6,000 shares of common stock for options exercised, and 24,733 shares of treasury stock	—	—	—	(41)	85	44
Other	—	(25)	—	—	—	(25)
Comprehensive income (loss):
Net loss	—	—	—	(9,783)	—	(9,783)
Currency translation adjustment	—	—	8,886	—	—	8,886
Total comprehensive loss	—	—	—	—	—	(897)
Balance, December 31, 2002	$74	$168,706	$(17,262)	$(12,193)	$(163)	$139,162

Purchase of 709,900 shares of treasury stock	—	—	—	—	(1,094)	(1,094)
Issuance of 4,704 shares of common stock for options exercised and 71,023 shares of treasury stock	—	27	—	(39)	121	109
Other	—	(7)	—	—	—	(7)
Comprehensive income (loss):
Net loss	—	—	—	(4,812)	—	(4,812)
Currency translation adjustment	—	—	17,591	—	—	17,591
Total comprehensive income	—	—	—	—	—	12,779
Balance, December 31, 2003	$74	$168,726	$329	$(17,044)	$(1,136)	$150,949

Issuance of 65,494 shares of common stock for options exercised and 47,373 shares of treasury stock	—	144	—	—	119	263
Other	—	1	—	—	—	1
Comprehensive income (loss):
Net loss	—	—	—	(26,567)	—	(26,567)
Currency translation adjustment	—	—	8,116	—	—	8,116
Other	—	—	(103)	—	—	(103)
Total comprehensive loss	—	—	—	—	—	(18,554)
Balance, December 31, 2004	$74	$168,871	$8,342	$(43,611)	$(1,017)	$132,659

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net loss	$(26,567)	$(4,812)	$(9,783)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting method	—	—	18,399
Asset impairment and restructuring provision	16,993	3,004	1,444
Depreciation and amortization	36,167	35,663	33,664
(Gain)/ loss on disposal of assets	286	(58)	164
Provision for deferred income taxes	9,081	427	3,475
Provision for losses on accounts receivable	400	1,488	622
Equity in earnings of affiliates	(681)	(1,417)	(3,441)
Minority interest in net income of consolidated subsidiaries	734	666	1,812
Impairment losses on equity investments	—	1,480	—
Changes in operating assets and liabilities:
Trade accounts receivable	(9,638)	(32,350)	(5,961)
Other assets	2,699	147	(3,923)
Trade accounts payable	4,694	(1,324)	2,889
Other liabilities	5,316	6,192	(1,233)
Net cash flows from operating activities	39,484	9,106	38,128

Cash flows from investing activities:
Purchases of property and equipment	(25,003)	(24,808)	(30,427)
Dividends received from affiliates	1,747	1,815	—
Proceeds from sales of property and equipment	10	211	2,488
Other	(357)	(1,333)	(523)
Net cash flows from investing activities	(23,603)	(24,115)	(28,462)

Cash flows from financing activities:
Borrowings on revolving credit facility and other current debt	21,947	21,302	38,424
Repayments of revolving credit facility and other current debt	(27,595)	(6,045)	(33,020)
Repayment of long-term debt	(10,000)	—	—
Repayments of capital lease obligations	(3,174)	(2,299)	(700)
Treasury stock reissuances (repurchases), net	85	(1,009)	85
Capital distributions to minority interest	—	—	(1,501)
Other	146	—	18
Net cash flows from financing activities	(18,591)	11,949	3,306
Effect of exchange rates on cash	1,766	(1,232)	(986)
Net increase (decrease) in cash	(944)	(4,292)	11,986
Cash and cash equivalents, beginning of period	29,850	34,142	22,156
Cash and cash equivalents, end of period	$28,906	$29,850	$34,142

Other cash flows information:
Interest paid	$12,022	$11,263	$10,637
Income taxes paid	$3,968	$5,673	$6,448

Non-cash investing and financing activities:
Capital leases incurred	$1,767	$3,251	$859

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(columnar amounts in thousands, except per share amounts and as otherwise indicated)

Note 1. Description of Our Business and Significant Accounting Policies and Practices

Description of Our Business

References in the Notes to Consolidated Financial Statements to “we”, “our”, “SITEL”, and the “Company” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of multi-channel contact centers. We support the customer management strategies of large and medium size corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, and utilities sectors.

Principles of Consolidation

Our Consolidated Financial Statements include the financial statements of SITEL Corporation and its subsidiaries. We use the consolidation method when we can exercise control over the operations and policies of a company.  We use the equity method to report investments where we can exercise significant influence, but cannot exercise control, over the investee’s operations and policies, which is generally in situations where we hold a 20% to 50% voting interest. We use the cost method if we hold less than a 20% voting interest in an investment and cannot exercise significant influence over the investee’s operations and policies. All intercompany transactions and accounts have been eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests.

As a result of certain revisions in the governance of a joint venture, we reported our investment in certain Latin America affiliates using the equity method of accounting, rather than the consolidation method, effective October 1, 2002. Our consolidated statements of operations no longer include the revenue and costs associated with the joint venture after October 1, 2002.  Rather, the results are reflected in equity in earnings of affiliates. Had we accounted for the investments under the equity method effective January 1, 2002, revenue for the year ended December 31, 2002 would have been lower by $35.8 million.

Capital Stock

Our outstanding capital stock consists of a single class of Common Stock.  Each share of Common Stock is entitled to one vote upon each matter subject to a stockholders vote and to dividends if and when declared by the Board of Directors.  Payment of dividends is currently restricted under the covenants of our Senior Subordinated Notes (see Note 4).

Translation of Foreign Currencies

Our non-U.S. subsidiaries use as their functional currency the local currency of the countries in which they operate. They translate their assets and liabilities into U.S. dollars at the exchange rates in effect at the balance sheet date. They translate their revenue and expenses at the average exchange rates during the period. We include translation gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate and short-term intercompany accounts are included in other income (expense) in the consolidated statements of operations.

Revenue Recognition

We recognize revenue in accordance with applicable accounting standards, including Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  We recognize revenue at the time services are performed based on the rate detailed in the client contract, such as hourly, monthly, per call or per employee.  A portion of our revenue is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  Our performance against such standards may result in incentives or penalties, which are recognized as earned or incurred. In certain circumstances, we receive payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in deferred revenue and other in the consolidated balance sheet. Revenue for services performed under certain collection service agreements are recognized as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters.

Cash Equivalents

For purposes of reporting our cash flows, we define cash equivalents as highly liquid investments that mature in three months or less.

Trade Accounts Receivable

Trade accounts receivable includes unbilled revenue for services performed that we expect to bill, generally within thirty days, and collect in the normal course of business.

We report our trade accounts receivable net of an allowance for doubtful accounts, which represents management’s estimates of the amount of our receivables that may not be collectible, net of recoveries of amounts previously written off. These estimates are based on a detailed aging analysis of accounts receivable, historical bad debts, client credit-worthiness, and changes in our client payment terms.  The following table summarizes our allowance for doubtful accounts:

	2004	2003	2002

Balance, beginning of year	$3,088	$4,011	$5,208
Provision for bad debts	400	1,488	622
Deductions for uncollectible receivables written-off	(1,278)	(2,427)	(1,120)
Other	181	16	(699)
Balance, end of year	$2,391	$3,088	$4,011

Other includes the impact of foreign currency translation and in 2002, also includes a $0.6 million reduction in allowance for bad debt related to the Latin America joint venture restructuring that resulted in the deconsolidation of certain Latin America affiliates.

Property and Equipment, net

We record property and equipment at cost, and we calculate depreciation using the straight-line method over the estimated useful lives of the assets, which generally range from 2 to 25 years.

We record equipment under capital leases at the present value of the minimum lease payments. We amortize leasehold improvements and assets under capital leases on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset “held-for-use” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair market value. An asset “held-for-sale” is reported at the lower of the carrying amount or fair market value, less cost to sell.

Investment in Affiliates

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies. These investments are included in investments in affiliates in the consolidated balance sheets. We periodically evaluate whether declines in fair value, if any, of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors. We also consider other factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations and operating trends. We also consider the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances, we determined that an other-than-temporary impairment existed for two of our investments during the year ended December 31, 2003. An impairment charge of $1.5 million was recorded in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2003, to reduce our basis in investments to fair value.

We have a 50% ownership interest in a joint venture located in India.  As of December 31, 2004 and 2003, the investment in our India joint venture was approximately $4.1 million and $4.3 million, respectively.  Subcontracted services provided by our India joint venture for the years ended December 31, 2004, 2003 and 2002 were $15.0 million, $11.4 million, and $14.3 million, respectively and are included in subcontracted and other services expenses in the accompanying consolidated statements of operations. The Company had payables to our India joint venture of $3.0 million and $1.9 million at December 31, 2004 and 2003, respectively, which are included in trade accounts payable in the accompanying consolidated balance sheets. We received $1.8 million of dividend distributions from our India joint venture during the year ended December 31, 2003.

We also have a 49% ownership interest in a joint venture located in Mexico and a 46% interest in a joint venture located in Colombia (collectively, Latin America affiliates).  As of December 31, 2004 and 2003, the investment in certain Latin America affiliates was approximately $12.4 million and $14.5 million, respectively. Of the $12.4 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  We would recognize a loss when there is other than a temporary decline in value of our equity method investments. Subcontracted services provided by our Latin America joint ventures for the years ended December 31, 2004, 2003, and 2002 were not material.  We received $1.7 million of dividend distributions from our Latin America affiliates during the year ended December 31, 2004.

Our significant equity investments include our Latin America and India joint ventures.  The following is summarized financial information for our joint ventures as of and for the years ended December 31:

	2004	2003	2002
	(in millions)
Statements of Operations Data:
Revenue	$52.7	$43.8	$60.1
Net income	1.4	2.8	8.0
Balance Sheet Data:
Current assets	18.1	16.6
Non-current assets	7.0	7.7
Current liabilities	7.2	4.6
Non-current liabilities	—	0.4
Shareholders’ equity	17.8	19.3

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities in our consolidated balance sheets based on the difference between the financial statement and tax basis of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.  We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that the rate change is effective.

We establish valuation allowances when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We also accrue for any income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies.  We do not accrue for income taxes for the unremitted earnings of foreign subsidiaries of approximately $42.3 million at December 31, 2004, that have been or are intended to be reinvested indefinitely.

Goodwill

We recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the identifiable assets, net of liabilities, of the acquired company.  We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As a result of the adoption of this standard, we recorded a goodwill impairment loss of $18.4 million as a cumulative effect in the 2002 financial statements and ceased amortizing our goodwill.

Goodwill is tested at least on an annual basis for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair market value. The company’s annual impairment testing is performed during the fourth quarter.  See Note 11 for discussion of the impairment recorded for the year ended December 31, 2004.  No impairment charges resulted from the annual impairment tests for the years ended December 31, 2003 and 2002.

Asset Retirement Obligations

We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is amortized, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the consolidated statement of operations. Discount rates used are based on credit-adjusted risk-free interest rates. Based on our current lease commitments, obligations are required to be settled commencing during the year ended December 31, 2005 and ending during the year ended December 31, 2024. Revisions to these obligations may be required if our estimates of restoration costs change.  At December 31, 2004 and 2003, we had obligations of $2.0 million and $0.5 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

Government Grants

In certain state and foreign jurisdictions, we benefit from incentives offered by local governments for creation of jobs.  These grants are intended to promote employment in certain locations and are conditioned on the recipient maintaining certain prescribed employment levels. The terms of such government grants generally require that such jobs be maintained for a period of up to five years from the receipt of the grant.

Government grants are recognized when there is reasonable assurance that we will comply with the conditions attaching to it, and that the grant will be received. Government grants relating to categories of operating expenditures are recorded as a reduction of the related expense in the period in which the expenditure to which they relate is recorded. Government grants received relating to capital expenditures are recorded as a reduction of the cost of the related property and equipment.

If we were no longer able to maintain the required level of employment in the future, we could be required to return some grant funds that were previously recorded. The effect of the return of these funds would be to reduce our income in future years.

Income (Loss) Per Common Share

We calculate income (loss) per common share by dividing our reported net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income (loss) is used in the computation of both basic and diluted income (loss) per share.

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At December 31, 2004, 2003, and 2002, all 6.8 million, 7.8 million and 8.8 million options, respectively, were excluded from the diluted net income per share computation due to the net loss for those years.

Use of Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

The following table illustrates the effect on our net loss if the fair-value-based method had been applied to all outstanding and unvested awards for the years ended December 31:

	2004	2003	2002

Net loss:
As reported	$(26,567)	$(4,812)	$(9,783)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(984)	(1,224)	(2,394)
Pro forma net loss	$(27,551)	$(6,036)	$(12,177)

Loss per common share:
As reported:
Basic	$(0.36)	$(0.07)	$(0.13)
Diluted	(0.36)	(0.07)	(0.13)
Pro forma:
Basic	$(0.37)	$(0.08)	$(0.16)
Diluted	(0.37)	(0.08)	(0.16)

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Volatility factor	50.3%	59.6%	69.2%
Risk-free interest rate	3.60%	2.99%	2.00%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5

The weighted average fair value of options granted in the years ended December 31, 2004, 2003 and 2002 were $1.52, $0.78 and $1.61, respectively.

Fair Value of Financial Instruments

We consider the amounts presented for financial instruments in the consolidated balance sheets, except for the Senior Subordinated Notes due 2006, to be reasonable estimates of fair value based on maturity dates or other characteristics. The estimated fair value of the Senior Subordinated Notes was approximately $90.7 million and $98.0 million at December 31, 2004 and 2003, respectively.  In December 2004, we redeemed $10 million of our 9.25% senior subordinated notes.  The Company has determined the estimated fair value of the notes using available market information.

Comprehensive Income (Loss)

Comprehensive income (loss) is presented in our consolidated statements of stockholders’ equity. The difference between our reported net income (loss) and comprehensive income (loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive income (loss) included in our consolidated balance sheets at December 31, 2004 and 2003 primarily represents the accumulated foreign currency translation adjustment. We deem our unremitted earnings from foreign subsidiaries to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS 123R is effective July 1, 2005. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three years ended December 31, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of operations and net income (loss) per share.

In October 2004, The American Jobs Creation Act of 2004 (AJCA) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented would affect our tax provision and deferred tax assets and liabilities. Due to the complexity and uncertainty of applying the provisions of the Act, the income tax effects of such repatriation cannot be reasonably estimated at this time.

In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (FIN 46), which required that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 was effective immediately for VIE’s created after January 31, 2003 and to VIE’s in which an enterprise obtained an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise held a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. The remaining provisions of FIN 46R were effective January 1, 2004.  The adoption of FIN 46R had no impact on our consolidated financial statements.

Reclassifications

We have reclassified certain prior-period amounts for comparative purposes.  These reclassifications did not affect consolidated net loss for the periods presented.

Note 2. Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003

Computer equipment and software	$119,981	$142,229
Furniture, equipment and other	69,442	81,084
Leasehold improvements	47,517	46,422
Buildings	15,530	14,523
Other	2,945	1,566
	255,415	285,824
Accumulated depreciation	(169,358)	(195,591)
Property and equipment, net	$86,057	$90,233

Included in the property and equipment balance is the following property and equipment obtained through capitalized leases as of December 31:

	2004	2003

Computer equipment and software	$3,436	$2,339
Furniture, equipment and other	8,266	7,449
Buildings	10,335	9,618
Other	391	136
	22,428	19,542
Accumulated depreciation	(11,885)	(9,245)
	$10,543	$10,297

Note 3. Goodwill

The following represents a summary of changes in our goodwill for the years ended December 31:

	2004	2003	2002

Beginning of Year	$53,553	$49,724	$73,216
Additions	732	—	—
Impairment charge	(7,668)	—	(18,399)
Other	1,659	3,829	(5,093)
End of Year	$48,276	$53,553	$49,724

During the second quarter of 2004, we acquired certain net assets of an existing call center operation in Morocco. As a result of this acquisition, we recorded goodwill of approximately $0.7 million. The impact of the acquisition was not material to our consolidated results of operations.

See Note 11 for discussion of the impairment recorded for the year ended December 31, 2004.

Other includes the impact of foreign currency translation and, in 2002, also includes the impact of changing our accounting for our joint venture involving certain Latin America affiliates.

Note 4. Long-Term Debt

9.25% Senior Subordinated Notes

In March 1998, we completed the private placement of $100 million of 9.25% Senior Subordinated Notes due March 2006 (the Notes). The proceeds from the offering were used to repay other debt outstanding at that time.

The Notes, which include interest payable semiannually, are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt. The Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries and contain covenants that limit our ability and the ability of these subsidiaries to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with another company, and sell or otherwise dispose of all or substantially all of our assets.  We were in compliance with all covenants under the Notes for all periods presented in the consolidated financial statements.

The Notes are redeemable at a redemption price of 101.542% plus accrued and unpaid interest, if any, to the date of redemption through March 15, 2005. After March 15, 2005, the Notes are redeemable at a redemption price of 100%, plus accrued interest through the date of repurchase. If we undergo a change in control, as defined, we may be required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued interest through the date of repurchase.

In December 2004, we redeemed $10 million of our 9.25% Senior Subordinated Notes. The Notes were redeemed at a redemption price of 101.542% plus accrued and unpaid interest through the date of redemption. As a result of the redemption, we have recorded a charge of $0.2 million for the call premium and write-off of previously capitalized debt issuance costs which is included in interest expense in the consolidated statements of operations. Repayment of the $10 million is the initial phase of a plan to refinance the entire $100 million of the Notes.

As of December 31, 2004 and 2003, the Company had $90 million and $100 million of the Notes outstanding, respectively, which is included in long-term debt in the consolidated balance sheet.  At December 31, 2004, all of our long-term debt was scheduled to mature in 2006.

Revolving Credit Facility

Effective December 27, 2002, we closed a three-year $50 million revolving credit facility.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes.

At December 31, 2004 and 2003, we had $40.8 million and $41.0 million of available borrowings under the credit facility, respectively, and we were in compliance with all financial covenants of the facility. The weighted-average interest rate for this facility was 7.0% and 4.8% at December 31, 2004 and 2003, respectively.

Other Current Debt

Certain of our foreign subsidiaries entered into agreements with various financial institutions, under which we collateralized certain receivables for borrowings. The agreements provide for borrowings of up to $13.3 million, depending upon the level of eligible receivables. As of December 31, 2004 and 2003, $5.3 million and $11.1 million, respectively was outstanding and included in revolver and other current debt in the consolidated balance sheets. The weighted average interest rate as of December 31, 2004 and 2003 was approximately 3.3% and 3.6%, respectively.

The remainder of other current debt consists primarily of overdraft coverage and revolving credit lines by certain of our foreign subsidiaries that are payable in the subsidiaries’ local currency. These lines primarily support short-term borrowing needs of our foreign subsidiaries. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  The Company’s foreign subsidiaries have approximately $6.9 million of available unused overdraft coverage and revolving credit lines to provide additional liquidity as of December 31, 2004.

Note 5. Income Taxes

Components of Pretax Income (Loss)

For financial reporting purposes, income (loss) before income taxes, minority interest and change in accounting method includes the following components for the years ended December 31:

	2004	2003	2002

United States	$9,612	$(9,907)	$10,900
Foreign	(20,766)	10,559	9,965
Total	$(11,154)	$652	$20,865

Provision for Income Tax Expense

The components of the provision for income tax expense were comprised of the following for the years ended December 31:

	2004	2003	2002

Current:
Federal	$—	$—	$—
Foreign	5,391	3,941	6,597
State	207	430	365
	5,598	4,371	6,962

Deferred:
Federal	10,929	—	1,175
Foreign	(1,848)	427	2,205
State	—	—	95
	9,081	427	3,475

Provision for income tax expense	$14,679	$4,798	$10,437

When applicable, certain of the income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to additional paid-in capital, as presented in our consolidated statements of stockholders’ equity.

Deferred Tax Assets and Liabilities

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our consolidated balance sheets at December 31:

	2004	2003

Deferred tax assets:
Accrued compensation and other liabilities	$8,149	$7,555
Goodwill	54,221	62,586
Net operating loss and other credit carryforwards	34,594	29,974
Net operating loss carryforwards related to international operations	24,843	16,088
Depreciation timing differences	12,534	9,966
Total deferred tax assets	134,341	126,169
Valuation allowance	(131,173)	(113,840)
Net deferred tax assets	3,168	12,329

Deferred tax liabilities:
Leased assets and depreciation	203	510
Other	1,014	1,783
Total deferred tax liabilities	1,217	2,293

Net deferred tax assets	$1,951	$10,036

We revised certain 2003 deferred tax assets and liabilties and related valuation allowances.  There was no impact on net deferred tax assets.

Based upon our current and historical earnings, management believes that it is more likely than not that we will generate sufficient taxable income to fully realize the benefits of our recorded net deferred tax assets as of December 31, 2004.

In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain.

During the fourth quarter of 2004, we determined that it is more likely than not that we will not realize the full benefit of deferred tax assets in certain jurisdictions. Consequently, we recorded an increase to the existing valuation allowance resulting in non-cash tax expense of approximately $10.9 million.  This increase was partially offset by the reversal of $0.8 million of valuation allowance associated with deferred tax assets in certain of our foreign jurisdictions reflecting foreign net operating losses and other credit carryforwards that are expected to be utilized.

In the future, we will continue to periodically assess the recoverability of the remaining deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in certain foreign jurisdictions. In addition, the deferred tax asset, and its potential realizability, will also be evaluated to determine if a portion of the valuation allowance should be reversed. Any reversal of this valuation allowance in the future will result in a reduction of our effective tax rate.

Net Operating Loss and Alternative Minimum Tax Credit Carryforwards

At December 31, 2004, we had approximately:

•             $110.2 million in U.S. Federal net operating loss carryforwards, which expire between 2020 and 2024,

•             $78.8 million in foreign net operating loss carryforwards, of which $18.8 million expire between 2005 and 2016 and $60.0 million can be carried forward indefinitely,

•             $0.5 million of U.S. Federal general business credit carryforwards, which expire between 2008 and 2012, and

•             $2.2 million of U.S. Federal alternative minimum tax credit carryforwards, which can be carried forward indefinitely.

Reconciliation of Reported Income Tax Expense (Benefit) to Expected Income Tax Expense (Benefit)

The following table shows the reconciliation between income tax expense reported in our consolidated statements of operations and the income tax expense (benefit) that would have resulted from applying the U.S. Federal income tax rate of 35% to pretax income (loss) for the years ended December 31:

	2004	2003	2002

Expected Federal income tax expense (benefit)	$(3,903)	$73	$7,303
State taxes, net of Federal effect	213	280	299
Impact of foreign operations	1,337	108	(1,812)
Impact of goodwill impairment	2,684	—	—
Valuation allowance	13,932	4,217	4,525
Other	416	120	122
Total	$14,679	$4,798	$10,437

Note 6. Lease Obligations

Capital Leases

We are obligated under various capital leases for property and certain equipment that expire at various dates through 2015.  At December 31, 2004, our future minimum payments under capital leases were as follows:

Year	Minimum Lease Payments
2005	$3,392
2006	2,778
2007	1,850
2008	1,099
2009	852
Thereafter	4,544
14,515
Amount representing interest	(2,920)
Net	$11,595

Operating Leases

We also lease property and certain equipment under non-cancelable operating lease arrangements, which expire at various dates through 2024.  Certain leases of real property provide options to extend the lease terms.  We recognize rent holidays and rent escalations on a straight-line basis over the lease term; and landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease.  Rent expense was approximately $34.0 million, $29.0 million, and $20.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004, our future minimum payments under operating leases, net of sublease proceeds, were as follows:

Year	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
2005	$30,874	$(847)	$30,027
2006	24,766	(239)	24,527
2007	19,292	(120)	19,172
2008	14,177	—	14,177
2009	10,379	—	10,379
Thereafter	32,981	—	32,981
Total	$132,469	$(1,206)	$131,263

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

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At December 31, 2004, there were approximately 5.7 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of December 31, 2004, options granted under these plans aggregating 2.3 million remained outstanding. The last of these options will expire on February 1, 2009. We granted these options at prices ranging from $4.25 to $19.50. We will not grant additional options under these plans.

The following table sets forth shares subject to options:

	Number of Options	Weighted-Average Exercise Price per Share

Balance, January 1, 2002	7,650,885	$4.17
Granted	2,628,932	2.76
Exercised	(6,000)	2.66
Canceled	(1,468,536)	3.57
Balance, December 31, 2002	8,805,281	3.83
Granted	809,563	1.48
Exercised	(4,704)	2.41
Canceled	(1,859,750)	3.54
Balance, December 31, 2003	7,750,390	3.67
Granted	332,924	3.21
Exercised	(65,494)	2.22
Canceled	(1,209,084)	3.52
Balance, December 31, 2004	6,808,736	$3.68

The options exercisable at the end of each period were:

	Number	Weighted-Average Exercise of Options Price per Share

December 31, 2002	2,611,204	$4.77
December 31, 2003	3,175,457	$4.61
December 31, 2004	3,716,345	$4.28

The following table summarizes stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price

$1.24 to $1.75	777,584	8.2	$1.55
$1.76 to $4.00	4,459,173	5.4	$3.06
$4.01 to $6.33	839,344	4.3	$4.83
$6.34 to $7.22	471,425	4.8	$6.69
$7.23 to $12.66	201,210	3.1	$9.77
$12.67 to $20.00	60,000	2.2	$17.35

The following table summarizes stock options exercisable at December 31, 2004:

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price

$1.24 to $1.75	300,832	$1.57
$1.76 to $4.00	2,004,732	$3.07
$4.01 to $6.33	760,039	$4.83
$6.34 to $7.22	390,742	$6.70
$7.23 to $12.66	200,000	$9.75
$12.67 to $20.00	60,000	$17.35

Employee Stock Purchase Plan (ESPP)

During 1998, we implemented an ESPP that enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. We have not recognized any compensation expense in connection with this plan. Total purchases and shares purchased under the ESPP were $0.1 million and 44,354 shares for 2004, $0.1 million and 93,858 shares for 2003, and $0.2 million and 77,052 shares for 2002.

Note 8. Benefit Plans

We sponsor a 401(k) plan, which covers substantially all domestic employees who are 18 years of age with 6 months or more of service. Participants may elect to contribute 1% to 20% of compensation. We may elect to make a year-end contribution to the 401(k) plan. We did not contribute to the plan in 2004, 2003, or 2002.

We also make contributions to certain executive and other employee personal retirement programs, primarily in Europe. We contributed $1.4 million, $1.7 million, and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

We also sponsor a deferred compensation plan for certain executive employees who elect to contribute to the plan. We may voluntarily match all or a portion of the participants’ contributions. Participants are 100% vested in their contributions and our contributions vest over a 15-year period. We did not contribute to the plan in 2004, 2003, or 2002.

On December 10, 2004, we amended the deferred compensation plan in order to address certain requirements under new U.S. legislation concerning deferred compensation arrangements.  The Executive Wealth Accumulation Plan, which permits certain U.S. executive employees to defer part of their salary and part or all of their incentive compensation, was frozen and no further contributions to the plan are permitted after December 31, 2004.  We subsequently terminated the plan effective January 1, 2005, primarily because of the new U.S. legislation affecting the plan and current limited participation in the plan.  Participants’ deferred compensation account balances were paid out March 4, 2005.

Note 9. Segment Data

Business Segments

Our operations are conducted in one reportable segment that includes operating segments that all provide customer management services via electronic media including telephone, fax, and the Internet, and, to a lesser extent, traditional mail.

Our services are provided through a number of operating subsidiaries in a variety of locations around the world. However, the nature of services, the nature of the processes involved in providing those services, the types of clients, and the expected long-term operating income from these subsidiaries are similar.

Revenue is primarily attributed to countries based upon the location where the services are performed. The following table summarizes our revenue by geographic area for the years ended December 31:

	2004	2003	2002

Revenue:
United States	$437,399	$407,785	$424,746
Spain	114,511	84,409	43,298
United Kingdom	76,020	77,471	74,728
Other foreign countries	328,513	276,848	227,439
Total revenue	$956,443	$846,513	$770,211

The following table summarizes our long-lived assets by geographic area as of December 31:

	2004	2003

Long-lived assets:*
United States	$57,793	$61,673
Spain	18,186	17,991
United Kingdom	13,178	24,451
Other foreign countries	70,062	66,721
Total long-lived assets	$159,219	$170,836

*Amounts exclude long-term deferred tax assets

Major Clients

The combined total revenue of multiple independently managed business units of General Motors Corporation with operations primarily in the United States was 14.9%, 21.2% and 23.5% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively.  Hewlett-Packard Company business units were responsible for 11.3% of our revenue for the year ended December 31, 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the years presented.

Note 10. Contingencies

From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include for example: (i) indemnities to clients pertaining to claims based on our negligence or willful misconduct and (ii) indemnities involving the accuracy of representations and warranties in certain contracts.

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but management believes, after consultation with counsel, except for the items discussed below for the reasons mentioned therein, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Bankruptcy OP Computers SPA vs. SITEL Kingston Limited (now known as Mitre Telesales Limited) was filed in April 2004 in the Court of Ivrea in Milan, Italy.  The receivers assert that Mitre, as a former supplier to Olivetti, is required under Italian bankruptcy law to return €5,349,025 (approximately $6.9 million) in payments Olivetti had allegedly paid Mitre during a one-year “clawback” period, which allegedly runs from March 9, 1998 until March 9, 1999, the alleged date Olivetti filed for receivership.  Mitre filed its Defence with the court in November 2004.  The Defence outlined the facts and reasons why Mitre did not and should not reasonably have known of Olivetti’s insolvent state during the time that Mitre was performing services for Olivetti.  The first substantive hearing is scheduled for May 2005, following the filing of the receivers’ brief due in March and Mitre’s brief due in April.  The Company and its subsidiary Mitre Telesales Limited are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

Two of our clients have received letters from time to time containing an offer to license and suggesting that the clients might be infringing certain patents related to computerized telephonic voice response systems without the license. The clients have indicated that if any infringement occurred the clients would seek contractual indemnity from us. In such an event, we would expect to seek contractual indemnity from certain of our vendors. Any such contractual indemnity we might obtain may not be sufficient to cover all of the costs of investigating and resolving such matter. We might also seek a license under the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing. To our knowledge, no litigation has been initiated against our clients or us concerning this matter. At this stage, due to the inherent uncertainties, we are unable to predict whether this matter may have a material adverse effect on our business or on our financial condition or results of operation.

During the year ended December 31, 2004, we recorded a benefit from the refund of payroll tax overpayments paid in a prior year. We recorded the payroll tax refund in the accompanying consolidated statement of operations as a $1.3 million reduction of direct labor and telecommunications expenses and a $0.4 million reduction of operating, selling and administrative expenses during the year ended December 31, 2004.

Note 11. Asset Impairment and Restructuring Expenses

2004

We previously announced a profit improvement plan to restructure the Company.  On December 3, 2004, we committed to a restructuring plan to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The plan included closing certain facilities in North America and Europe and reducing headcount by a total of approximately 170 employees throughout the Company. The plan also included disposing of certain capital equipment.  We completed a majority of the restructuring activities in the fourth quarter of 2004 and expect to complete the remainder during 2005.

During the fourth quarter of 2004, we recorded $17.0 million of asset impairment and restructuring expenses.  In connection with the cost reduction portion of our profit improvement plan, we recorded asset impairment and restructuring expenses of $7.8 million.  This amount is comprised of $5.3 million of severance costs, $1.4 of asset impairment costs, including asset impairment obligations, and $1.1 million of scheduled payments of operating leases for which we will receive no future economic benefit.  In addition, we recorded asset impairment and restructuring expenses of $1.5 million as a result of a revision to our estimate for non-cancelable lease payments associated with previously announced facility closures.

We performed our annual goodwill impairment review during the fourth quarter of 2004 and determined that a goodwill impairment charge of $7.7 million was required for one of our reporting units.  The impairment charge is included in asset impairment and restructuring expense in the accompanying consolidated statement of operations for the year ended December 31, 2004. In calculating the goodwill impairment charge, the fair value of the reporting unit was determined with the assistance of an independent third-party valuation specialist using a discounted cash flow valuation approach.

The following table summarizes these charges:

2004
(in millions)
Cash charges:
Employee severance	$5.3
Facilities leases	2.6
Total cash charges	7.9
Non-cash charges:
Goodwill impairment	7.7
Fixed asset disposals	1.4
Total non-cash charges	9.1
Total	$17.0

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

We summarize the components of the restructuring charges that we recorded as asset impairment and restructuring expenses in the following table:

	Severance	Facility Closure or Reduction	Other	Total

January 1, 2002	$0.9	$8.5	$0.7	$10.1
Expensed	0.1	1.3	—	1.4
Paid	(0.9)	(3.4)	(0.2)	(4.5)
Other	0.2	—	(0.2)	—
December 31, 2002	0.3	6.4	0.3	7.0
Expensed	—	2.6	—	2.6
Paid	—	(3.0)	(0.3)	(3.3)
Other	(0.2)	0.5	—	0.3
December 31, 2003	0.1	6.5	—	6.6
Expensed	5.3	2.6	—	7.9
Paid	(1.2)	(3.5)	—	(4.7)
Other	—	0.3	—	0.3
December 31, 2004	$4.2	$5.9	$—	$10.1

Other includes the impact of foreign currency translation. Items charged to the accrual during 2004, 2003 and 2002 were cash items.

Of the $10.1 million of unpaid liabilities at December 31, 2004, $3.3 million is classified as long-term in other liabilities and $6.8 million is classified as short-term in accrued operating expenses in the accompanying consolidated balance sheets.  At December 31, 2003, $3.2 million of the $6.6 million was classified in other liabilities, with the remaining $3.4 million included in accrued operating expenses in the accompanying consolidated balance sheets.

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

Note 13. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following unaudited statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•            Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003, and 2002,

•            Condensed Consolidating Balance Sheets at December 31, 2004 and 2003, and

•            Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Note 13. Supplemental Guarantor Financial Information (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended Dcember 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Revenues	$346,175	$43,889	$568,145	$(1,766)	$956,443

Operating expenses:
Direct labor and telecommunications expenses	189,105	24,180	361,625	—	574,910
Subcontracted and other services expenses	44,330	4,041	4,163	(1,808)	50,726
Operating, selling and administrative expenses	100,819	10,951	201,039	42	312,851
Asset impairment and restructuring expenses	2,751	50	14,192	—	16,993
Total operating expenses	337,005	39,222	581,019	(1,766)	955,480

Operating income	9,170	4,667	(12,874)	—	963

Other income (expense):
Interest expense	(9,727)	(5)	(3,003)	—	(12,735)
Interest income	224	—	367	—	591
Equity in earnings (losses) of affiliates	(23,101)	(26,569)	681	49,670	681
Other income (expense), net	7,981	(987)	(7,648)	—	(654)
Total other income (expense), net	(24,623)	(27,561)	(9,603)	49,670	(12,117)

Income (loss) before income taxes, minority interest and change in accounting method	(15,453)	(22,894)	(22,477)	49,670	(11,154)

Income tax expense	11,114	207	3,358	—	14,679
Minority interest	—	—	734	—	734
Income (loss) before change in accounting method	(26,567)	(23,101)	(26,569)	49,670	(26,567)

Currency translation adjustment	8,116	(16)	6,977	(6,961)	8,116
Other	—	—	(103)	—	(103)
Comprehensive income (loss)	$(18,451)	$(23,117)	$(19,695)	$42,709	$(18,554)

Year Ended Dcember 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Revenues	$366,501	$41,284	$438,728	$—	$846,513

Operating expenses:
Direct labor and telecommunications expenses	199,279	22,719	275,425	(148)	497,275
Subcontracted and other services expenses	49,731	3,156	1,234	—	54,121
Operating, selling and administrative expenses	112,244	10,950	157,526	139	280,859
Asset impairment and restructuring expenses	1,407	—	1,597	—	3,004
Total operating expenses	362,661	36,825	435,782	(9)	835,259

Operating income	3,840	4,459	2,946	9	11,254

Other income (expense):
Interest expense	(10,420)	(12)	(4,448)	2,627	(12,253)
Interest income	1,345	108	1,619	(2,645)	427
Equity in earnings (losses) of affiliates	(3,485)	(9,023)	641	13,284	1,417
Other income (expense), net	2,024	994	(3,211)	—	(193)
Total other income (expense), net	(10,536)	(7,933)	(5,399)	13,266	(10,602)

Income (loss) before income taxes, minority interest and change in accounting method	(6,696)	(3,474)	(2,453)	13,275	652

Income tax expense	(1,105)	11	5,904	(12)	4,798
Minority interest	—	—	666	—	666
Income (loss) before change in accounting method	(5,591)	(3,485)	(9,023)	13,287	(4,812)

Cumulative effect of a change in accounting for goodwill	—	—	—	—	—
Net income (loss)	$(5,591)	$(3,485)	$(9,023)	$13,287	$(4,812)

Currency translation adjustment	(50)	237	17,404	—	17,591
Comprehensive income (loss)	$(5,641)	$(3,248)	$8,381	$13,287	$12,779

Year Ended December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Revenue	$382,923	$41,788	$350,350	$(4,850)	$770,211

Operating expenses:
Direct labor and telecommunications expenses	202,625	23,407	207,424	—	433,456
Subcontracted and other services expenses	49,236	2,881	7,227	(4,317)	55,027
Operating, selling, and administrative expenses	115,752	11,118	124,637	(533)	250,974
Asset impairment and restructuring expenses	1,495	—	(51)	—	1,444
Total operating expenses	369,108	37,406	339,237	(4,850)	740,901

Operating income	13,815	4,382	11,113	—	29,310

Other income (expense):
Interest expense	(11,183)	(3)	(1,252)	713	(11,725)
Interest income	848	94	246	(713)	475
Equity in earnings (losses) of subsidiaries and affiliates	(13,897)	(19,171)	3,441	33,068	3,441
Other income (expense), net	3,423	801	(4,860)	—	(636)
Total other income (expense)	(20,809)	(18,279)	(2,425)	33,068	(8,445)

Income (loss) before income taxes, minority interest and change in accounting method	(6,994)	(13,897)	8,688	33,068	20,865

Income tax expense	2,789	—	7,648	—	10,437
Minority interest	—	—	1,812	—	1,812
Income (loss) before change in accounting method	(9,783)	(13,897)	(772)	33,068	8,616

Cumulative effect of a change in accounting for goodwill	—	—	(18,399)	—	(18,399)
Net income (loss)	$(9,783)	$(13,897)	$(19,171)	$33,068	$(9,783)

Currency translation adjustment	8,886	1,860	726	(2,586)	8,886
Comprehensive income (loss)	$(897)	$(12,037)	$(18,445)	$30,482	$(897)

Condensed Consolidating Balance Sheet

At December 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$9,153	$2,812	$16,855	$86	$28,906
Trade accounts receivable, net	117,939	22,924	116,502	(65,974)	191,391
Prepaid expenses and other current assets	5,479	158	11,535	—	17,172
Total current assets	132,571	25,894	144,892	(65,888)	237,469

Property and equipment, net	17,887	1,850	66,320	—	86,057

Other assets:
Goodwill	19,577	14	28,685	—	48,276
Deferred income taxes	141	—	702	—	843
Investments in affiliates	—	—	16,466	—	16,466
Other assets	6,054	56	2,310	—	8,420
Investments in subsidiaries	106,062	81,646	—	(187,708)	—
Total assets	$282,292	$109,460	$259,375	$(253,596)	$397,531

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$405	$—	$18,397	$—	$18,802
Current portion of capital lease obligations	342	100	2,760	—	3,202
Trade accounts payable	19,534	1,723	77,217	(65,879)	32,595
Accrued expenses and other current liabilities	29,787	1,575	68,602	133	100,097
Total current liabilities	50,068	3,398	166,976	(65,746)	154,696
Long-term debt and other liabilities:
Long-term debt, excluding current portion	90,000	—	—	—	90,000
Capital lease obligations, excluding current portion	320	—	8,073	—	8,393
Deferred compensation and other	6,554	—	2,616	(221)	8,949
Deferred income taxes	141	—	64	—	205
Total liabilities	147,083	3,398	177,729	(65,967)	262,243

Minority interests	—	—	2,629	—	2,629

Stockholders’ equity	135,209	106,062	79,017	(187,629)	132,659
Total liabilities and stockholders’ equity	$282,292	$109,460	$259,375	$(253,596)	$397,531

At December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$12,010	$3,090	$14,750	$—	$29,850
Trade accounts receivable, net	95,899	60,483	113,341	(94,181)	175,542
Prepaid expenses and other current assets	7,022	34	13,489	—	20,545
Total current assets	114,931	63,607	141,580	(94,181)	225,937

Property and equipment, net	20,792	2,608	66,833	—	90,233

Other assets:
Goodwill	19,577	14	33,962	—	53,553
Investments in affiliates	—	—	18,911	—	18,911
Other assets	6,196	56	1,887	—	8,139
Investments in subsidiaries	132,961	104,008	—	(236,969)	—
Deferred income taxes	9,090	—	117	—	9,207
Total assets	$303,547	$170,293	$263,290	$(331,150)	$405,980

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$—	$—	$22,894	$—	$22,894
Current portion of capital lease obligations	506	117	2,558	—	3,181
Trade accounts payable	14,705	35,402	71,448	(94,181)	27,374
Accrued expenses and other current liabilities	30,844	1,713	51,199	(80)	83,676
Total current liabilities	46,055	37,232	148,099	(94,261)	137,125
Long-term debt and other liabilities:
Long-term debt, excluding current portion	100,000	—	—	—	100,000
Capital lease obligations, excluding current portion	—	100	8,584	—	8,684
Other liabilities	3,529	—	1,544	—	5,073
Deferred income taxes	1,225	—	1,055	—	2,280
Total liabilities	150,809	37,332	159,282	(94,261)	253,162

Minority interests	—	—	1,869	—	1,869

Stockholders’ equity	152,738	132,961	102,139	(236,889)	150,949
Total liabilities and stockholders’ equity	$303,547	$170,293	$263,290	$(331,150)	$405,980

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash flows from operating activities	$18,686	$(2,538)	$23,345	$(9)	$39,484

Cash flows from investing activities:
Purchases of property and equipment	(5,293)	(199)	(19,511)	—	(25,003)
Dividends received from affiliates	—	—	1,747	—	1,747
Proceeds from sales of property and equipment	10	—	—	—	10
Other	—	—	(357)	—	(357)
Net cash flows from investing activities	(5,283)	(199)	(18,121)	—	(23,603)

Cash flows from financing activities:
Borrowings on revolving credit facility and other current debt	—	—	21,947	—	21,947
Repayments of revolving credit facility and other current debt and capital lease obligations	(3,135)	—	(27,634)	—	(30,769)
Repayments of long-term debt	(10,000)	—	—	—	(10,000)
Net borrowings and payments in intercompany balances	(3,356)	2,459	802	95	—
Treasury stock reissuances (repurchases), net	85	—	—	—	85
Other	146	—	—	—	146
Net cash flows from financing activities	(16,260)	2,459	(4,885)	95	(18,591)
Effect of exchange rates on cash	—	—	1,766	—	1,766
Net increase (decrease) in cash	(2,857)	(278)	2,105	86	(944)
Cash and cash equivalents, beginning of period	12,010	3,090	14,750	—	29,850
Cash and cash equivalents, end of period	$9,153	$2,812	$16,855	$86	$28,906

Year Ended December 31, 2003	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash flows from operating activities	$17,206	$6,436	$(14,536)	$—	$9,106

Cash flows from investing activities:
Purchases of property and equipment	(8,199)	(1,632)	(14,977)	—	(24,808)
Dividends received from affiliates	—	—	1,815	—	1,815
Proceeds from sales of property and equipment	—	—	211	—	211
Other	(1,000)	—	(333)	—	(1,333)
Net cash flows from investing activities	(9,199)	(1,632)	(13,284)	—	(24,115)

Cash flows from financing activities:
Borrowings on revolving credit facility and other current debt	—	—	21,302	—	21,302
Repayments of revolving credit facility and other current debt and capital lease obligations	(6,129)	—	(2,215)	—	(8,344)
Net borrowings and payments in intercompany balances	(5,474)	(4,569)	10,043	—	—
Treasury stock reissuances (repurchases), net	(1,009)	—	—	—	(1,009)
Net cash flows from financing activities	(12,612)	(4,569)	29,130	—	11,949
Effect of exchange rates on cash	—	—	(1,232)	—	(1,232)
Net increase (decrease) in cash	(4,605)	235	78	—	(4,292)
Cash and cash equivalents, beginning of period	16,615	2,855	14,672	—	34,142
Cash and cash equivalents, end of period	$12,010	$3,090	$14,750	$—	$29,850

Year Ended December 31, 2002	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net cash flows from operating activities	$8,795	$10,276	$19,057	$—	$38,128

Cash flows from investing activities:

Purchases of property and equipment	(7,330)	(626)	(22,471)	—	(30,427)
Proceeds from sales of property and equipment	—	—	2,488	—	2,488
Investments in subsidiaries	(107)	(9,104)	—	9,211	—
Other	(527)	—	4	—	(523)
Net cash flows from investing activities	(7,964)	(9,730)	(19,979)	9,211	(28,462)

Cash flows from financing activities:
Borrowings on revolving credit facility and other current debt	36,259	—	2,165	—	38,424
Repayments of revolving credit facility and other current debt and capital lease obligations	(31,756)	—	(1,964)	—	(33,720)
Net capital contribution from parent	—	107	9,104	(9,211)	—
Net borrowings and payments on intercompany balances	4,383	—	(4,383)	—	—
Purchases of treasury stock, net of reissuances	85	—	—	—	85
Capital contribution from (distribution to) minority interest	—	—	(1,501)	—	(1,501)
Other	—	—	18	—	18
Net cash flows from financing activities	8,971	107	3,439	(9,211)	3,306

Effect of exchange rates on cash	—	—	(986)	—	(986)
Net increase in cash	9,802	653	1,531	—	11,986
Cash and cash equivalents, beginning of period	6,814	2,202	13,140	—	22,156
Cash and equivalents, end of period	$16,616	$2,855	$14,671	$—	$34,142

Note 14. Quarterly Financial Data (Unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation. We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ customer management activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe. Accordingly, comparisons among quarters of a year may not represent overall trends and changes in operations.

2004 Quarterly Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Revenue	$244,068	$240,055	$229,454	$242,866
Operating income (loss)	10,286	7,079	1,038	(17,439)
Net income (loss)	4,826	2,519	(1,736)	(32,176)

Income per common share:
Basic	$0.07	$0.03	$(0.02)	$(0.44)
Diluted	$0.07	$0.03	$(0.02)	$(0.44)

Fourth quarter results include $17.0 million of asset impairment and restructuring charges, including $7.7 million of goodwill impairment, as discussed in Note 11, and $10.9 million of charges related to the increase in the deferred tax valuation allowance, as discussed in Note 5.

2003 Quarterly Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Revenue	$194,095	$204,566	$208,755	$239,097
Operating income (loss)	3,202	(713)	(396)	9,161
Net income (loss)	61	(3,243)	(3,946)	2,316

Income per common share:
Basic	$0.00	$(0.04)	$(0.05)	$0.03
Diluted	$0.00	$(0.04)	$(0.05)	$0.03

First quarter results include $0.8 million of asset impairment and restructuring charges, as discussed in Note 11.

Fourth quarter results include $2.2 million of asset impairment and restructuring charges, as discussed in Note 11.

The sum of the quarterly amounts may not equal the totals for the year due to the effects of rounding.