Form 10-Q
period 2005-03-31
SITEL CORP
filed 2005-05-10
CIK 943820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

Commission	Exact name of registrant as specified in its charter	IRS Employer
File Number	SITEL CORPORATION	Identification No.
1-12577		47-0684333

MINNESOTA

(State or Other Jurisdiction of Incorporation or Organization)

7277 WORLD COMMUNICATIONS DRIVE OMAHA, NEBRASKA	68122
(Address of Principal Executive Offices)	(Zip Code)

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

YES     ☒   NO     ☐

COMMON STOCK, $.001 PAR VALUE — 73,743,490 SHARES OUTSTANDING AS OF APRIL 29, 2005

PART I — FINANCIAL INFORMATION

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004

Revenue	$251,169	$244,068

Operating expenses:
Direct labor and telecommunications expenses	152,476	144,128
Subcontracted and other services expenses	12,888	12,815
Operating, selling and administrative expenses	80,003	76,839
Total operating expenses	245,367	233,782

Operating income	5,802	10,286

Other income (expense):
Interest expense	(2,857)	(3,233)
Interest income	120	121
Equity in earnings (loss) of affiliates	(107)	(7)
Other expense, net	(10)	(274)
Total other expense, net	(2,854)	(3,393)

Income before income taxes and minority interest	2,948	6,893

Income tax expense	1,139	1,853
Minority interest	360	214
Net income	$1,449	$4,826

Weighted average common shares outstanding:
Basic	73,736	73,633
Diluted	74,340	73,980

Earnings per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,980	$28,906
Trade accounts receivable (net of allowance for doubtful accounts of $2,066 and $2,391, respectively)	193,975	191,391
Prepaid expenses and other assets	16,154	15,859
Deferred income taxes	2,033	1,313
Total current assets	247,142	237,469

Property and equipment, net	81,959	86,057

Other assets:
Goodwill	47,592	48,276
Investment in affiliates	16,194	16,466
Other assets	5,566	8,420
Deferred income taxes	777	843
Total assets	$399,230	$397,531

Liabilities and Stockholders’ Equity
Current liabilities:
Senior Subordinated Notes	$90,000	$—
Revolving credit facility and other current debt	37,338	18,802
Current portion of capital lease obligations	3,302	3,202
Trade accounts payable	15,895	32,595
Accrued wages, salaries and bonuses	54,033	43,641
Accrued operating expenses	38,793	46,533
Deferred revenue and other	7,249	8,816
Income taxes payable	102	1,107
Total current liabilities	246,712	154,696
Long-term debt and other liabilities:
Long-term debt, excluding current portion	—	90,000
Capital lease obligations, excluding current portion	7,775	8,393
Other liabilities	10,907	8,949
Deferred income taxes	204	205
Total liabilities	265,598	262,243

Minority interests	2,989	2,629
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,437,829 and 74,433,629 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,871	168,871
Accumulated other comprehensive income	4,845	8,342
Accumulated deficit	(42,162)	(43,611)
Less treasury stock, at cost, 694,339 and 707,927 common shares, respectively	(985)	(1,017)
Total stockholders’ equity	130,643	132,659
Total liabilities and stockholders’ equity	$399,230	$397,531

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,449	$4,826
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,857	9,185
(Gain)/Loss on disposal of assets	88	—
Provision for deferred income taxes	(799)	(18)
Equity in (earnings) loss of affiliates	107	7
Minority interest in net income of consolidated subsidiaries	360	214
Changes in operating assets and liabilities:
Trade accounts receivable	(6,921)	(8,772)
Other assets	(679)	(716)
Trade accounts payable	(7,779)	(4,137)
Other liabilities	(2,993)	5,703
Net cash flows from operating activities	(8,310)	6,292

Cash flows from investing activities:
Purchases of property and equipment	(6,598)	(5,458)
Proceeds from cash surrender value of life insurance	3,274	—
Net cash flows from investing activities	(3,324)	(5,458)

Cash flows from financing activities:
Borrowings on debt	49,652	4,092
Repayments of debt	(30,566)	(5,488)
Repayments of capital lease obligations	(852)	(718)
Treasury stock reissuances	33	63
Net cash flows from financing activities	18,267	(2,051)
Effect of exchange rates on cash	(559)	433
Net increase (decrease) in cash	6,074	(784)
Cash and cash equivalents, beginning of period	28,906	29,850
Cash and cash equivalents, end of period	$34,980	$29,066

Non-cash investing and financing activities:
Capital leases incurred	$796	$—

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Consolidation and Presentation

General

References in the Notes to Consolidated Condensed Financial Statements to “the Company”, “we” and “our” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of multi-channel contact centers. We support the customer management strategies of large and medium size corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and internal contact centers. We serve clients primarily in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, media services, and utilities sectors.

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2004. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” below for the pro forma net income and net income per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of operations and net income per share.

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

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

Three Months Ended March 31,	2005	2004

Net income:
As reported	$1,449	$4,826
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(127)	(259)
Pro forma	$1,322	$4,567

Income per common share:
As reported:
Basic	$0.02	$0.07
Diluted	0.02	0.07
Pro forma:
Basic	0.02	0.06
Diluted	0.02	0.06

The fair value of options granted during the three months ended March 31, 2004, was estimated at the date of the grant using the Black-Scholes option-pricing model, and the following weighted-average assumptions:

2004

- Volatility factor	53.0%
- Risk-free interest rate	3.4%
- Expected life (in years)	5
- Expected dividend yield	0.0%

There were no options granted during the three months ended March 31, 2005.

Significant Clients

Our top 20 clients accounted for 68.9% and 68.3% of our revenue in the three-month periods ended March 31, 2005 and 2004, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 12.4% and 11.6% of our revenue for the three-month period ended March 31, 2005 and 2004.  General Motors Corporation (General Motors) business units were responsible for 12.2% and 17.3% of our total revenue in the three-month periods ended March 31, 2005 and 2004.  The primary General Motors contract expires in December 2005, while a second contract terminated in June 2004.

Note 2. Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Net income	$1,449	$4,826
Other comprehensive income (loss):
Currency translation adjustment	(3,497)	1
Comprehensive income (loss)	$(2,048)	$4,827

Accumulated other comprehensive income included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3.  Asset Impairment and Restructuring Expenses

The following table summarizes activity in our restructuring liabilities for the three months ended March 31, 2005:

		Facility
		Closure or
	Severance	Reduction	Total

December 31, 2004	$4.2	$5.9	$10.1
Expensed	—	—	—
Paid	(1.5)	(1.1)	(2.6)
Other	0.1	(0.5)	(0.4)
March 31, 2005	$2.8	$4.3	$7.1

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

We expect to pay the employee compensation restructuring liabilities during 2005. The Company expects to utilize the remaining facility closure or reduction restructuring liabilities over the respective lease periods through fiscal 2009.

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

Subcontracted expenses for services provided by our India joint venture for the three-month periods ended March 31, 2005 and 2004 were $4.0 million and $3.4 million, respectively.  The Company had payables to our India joint venture of $3.0 million at March 31, 2005 and December 31, 2004, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

Subcontracted services provided by our Latin America joint venture for the three-month periods ended March 31, 2005 and 2004 were not material.

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

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At March 31, 2005, there were approximately 5.8 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of March 31, 2005, options granted under these plans aggregating 2.3 million remained outstanding with strike prices ranging from $2.41 to $19.50.  The last of these options will expire on February 1, 2009. We will not grant additional options under these plans. The following table sets forth shares subject to options:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Balance January 1, 2005	6,808,736	$3.68
Granted	—	—
Exercised	(4,200)	1.33
Canceled	(154,546)	3.89
Balance March 31, 2005	6,649,990	$3.58

The options exercisable at the end of each period were:

	Weighted-Average
	Number of	Exercise Price
	Options	per Share
December 31, 2004	3,716,345	$4.28
March 31, 2005	3,882,712	$4.04

The following table summarizes stock options outstanding at March 31, 2005:

		Weighted-Average	Weighted-Average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Life	Price
$1.24 to $1.75	732,884	7.8	$1.56
$1.76 to $4.00	4,601,187	4.9	$3.08
$4.01 to $6.33	709,184	4.0	$4.84
$6.34 to $7.22	425,525	4.7	$6.70
$7.23 to $12.66	121,210	2.9	$9.78
$12.67 to $20.00	60,000	2.0	$17.35

The following table summarizes stock options exercisable at March 31, 2005:

		Weighted-Average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price
$1.24 to $1.75	329,984	$1.55
$1.76 to $4.00	2,271,169	$3.02
$4.01 to $6.33	676,034	$4.83
$6.34 to $7.22	425,525	$6.70
$7.23 to $12.66	120,000	$9.75
$12.67 to $20.00	60,000	$17.35

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

Bankruptcy OP Computers SPA vs. SITEL Kingston Limited (now known as Mitre Telesales Limited) was filed in April 2004 in the Court of Ivrea in Milan, Italy.  The receivers assert that Mitre, as a former supplier to Olivetti, is required under Italian bankruptcy law to return €5,349,025 (approximately $6.9 million) in payments Olivetti had allegedly paid Mitre during a one-year “clawback” period, which allegedly runs from March 9, 1998 until March 9, 1999, the alleged date Olivetti filed for receivership.  Mitre filed its Defence with the court in November 2004.  The Defence outlined the facts and reasons why Mitre did not and should not reasonably have known of Olivetti’s insolvent state during the time that Mitre was performing services for Olivetti.  The first substantive hearing held in May 2005 was adjourned to November 2005.  The Company and its subsidiary Mitre Telesales Limited are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At March 31, 2005 and 2004, we had 6.0 million and 5.8 million options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

Note 8. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•            Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended

March 31, 2005 and 2004,

•            Condensed Consolidating Balance Sheets at March 31, 2005 and December 31, 2004, and

•            Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2005 and 2004.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

(in thousands)

		Guarantor	Nonguarantor
Three Months Ended March 31, 2005	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$85,411	$10,330	$160,247	$(4,819)	$251,169

Operating expenses:
Direct labor and telecommunications expenses	45,025	4,650	102,801	—	152,476
Subcontracted and other services expenses	13,448	1,849	2,216	(4,625)	12,888
Operating, selling and administrative expenses	25,119	2,782	52,296	(194)	80,003
Total operating expenses	83,592	9,281	157,313	(4,819)	245,367

Operating income	1,819	1,049	2,934	—	5,802

Other income (expense):
Interest expense	(2,356)	(1)	(500)	—	(2,857)
Interest income	45	—	75	—	120
Equity in earnings (loss) of affiliates	62	(702)	(107)	640	(107)
Other expense, net	1,879	(258)	(1,631)	—	(10)
Total other expense, net	(370)	(961)	(2,163)	640	(2,854)

Income before income taxes and minority interest	1,449	88	771	640	2,948

Income tax expense	—	26	1,113	—	1,139
Minority interest	—	—	360	—	360
Net income (loss)	$1,449	$62	$(702)	$640	$1,449

Currency translation adjustment	(3,497)	(66)	(1,986)	2,052	(3,497)
Comprehensive income (loss)	$(2,048)	$(4)	$(2,688)	$2,692	$(2,048)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

(in thousands)

		Guarantor	Nonguarantor
Three Months Ended March 31, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$91,986	$12,852	$139,230	$—	$244,068

Operating expenses:
Direct labor and telecommunications expenses	50,019	6,552	87,557	—	144,128
Subcontracted and other services expenses	11,557	820	438	—	12,815
Operating, selling and administrative expenses	26,555	2,779	47,505	—	76,839
Total operating expenses	88,131	10,151	135,500	—	233,782

Operating income	3,855	2,701	3,730	—	10,286

Other income (expense):
Interest expense	(2,547)	(1)	(685)	—	(3,233)
Interest income	44	—	77	—	121
Equity in earnings (loss) of affiliates	2,172	(615)	(7)	(1,557)	(7)
Other expense, net	1,314	113	(1,701)	—	(274)
Total other expense, net	983	(503)	(2,316)	(1,557)	(3,393)

Income before income taxes and minority interest	4,838	2,198	1,414	(1,557)	6,893

Income tax expense	12	26	1,815	—	1,853
Minority interest	—	—	214	—	214
Net income (loss)	$4,826	$2,172	$(615)	$(1,557)	$4,826

Currency translation adjustment	—	(12)	13	—	1
Comprehensive income (loss)	$4,826	$2,160	$(602)	$(1,557)	$4,827

Condensed Consolidating Balance Sheet

(in thousands)

		Guarantor	Nonguarantor
At March 31, 2005	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$6,258	$4,183	$24,202	$337	$34,980
Trade accounts receivable, net	123,284	4,083	119,699	(53,091)	193,975
Prepaid expenses and other current assets	4,670	132	13,385	—	18,187
Total current assets	134,212	8,398	157,286	(52,754)	247,142

Property and equipment, net	17,405	1,655	62,899	—	81,959

Other assets:
Goodwill	19,577	14	28,001	—	47,592
Deferred income taxes	141	—	636	—	777
Investments in affiliates	—	—	16,194	—	16,194
Other assets	3,207	56	2,303	—	5,566
Investments in subsidiaries	102,654	96,703	—	(199,357)	—
Total assets	$277,196	$106,826	$267,319	$(252,111)	$399,230

Liabilities and Stockholders’ Equity
Current liabilities:
Senior Subordinated Notes	$90,000	$—	$—	$—	$90,000
Revolving credit facility and other current debt	11,314	—	26,024	—	37,338
Current portion of capital lease obligations	696	68	2,538	—	3,302
Trade accounts payable	7,330	2,052	60,280	(53,767)	15,895
Accrued expenses and other current liabilities	28,884	2,052	69,307	(66)	100,177
Total current liabilities	138,224	4,172	158,149	(53,833)	246,712
Long-term debt and other liabilities:
Long-term debt	—	—	—	—	—
Capital lease obligations, excluding current portion	140	—	7,635	—	7,775
Deferred compensation	6,138	—	4,769	—	10,907
Deferred income taxes	141	—	63	—	204
Total liabilities	144,643	4,172	170,616	(53,833)	265,598

Minority interests	—	—	2,989	—	2,989

Stockholders’ equity	132,553	102,654	93,714	(198,278)	130,643
Total liabilities and stockholders’ equity	$277,196	$106,826	$267,319	$(252,111)	$399,230

Condensed Consolidating Balance Sheet

(in thousands)

		Guarantor	Nonguarantor
At December 31, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$9,153	$2,812	$16,855	$86	$28,906
Trade accounts receivable, net	117,939	22,924	116,502	(65,974)	191,391
Prepaid expenses and other
current assets	5,479	158	11,535	—	17,172
Total current assets	132,571	25,894	144,892	(65,888)	237,469

Property and equipment, net	17,887	1,850	66,320	—	86,057

Other assets:
Goodwill	19,577	14	28,685	—	48,276
Deferred income taxes	141	—	702	—	843
Investments in affiliates	—	—	16,466	—	16,466
Other assets	6,054	56	2,310	—	8,420
Investments in subsidiaries	106,062	81,646	—	(187,708)	—
Total assets	$282,292	$109,460	$259,375	$(253,596)	$397,531

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$405	$—	$18,397	$—	$18,802
Current portion of capital lease obligations	342	100	2,760	—	3,202
Trade accounts payable	19,534	1,723	77,217	(65,879)	32,595
Accrued expenses and other current liabilities	29,787	1,575	68,602	133	100,097
Total current liabilities	50,068	3,398	166,976	(65,746)	154,696
Long-term debt and other liabilities:
Long-term debt	90,000	—	—	—	90,000
Capital lease obligations, excluding current portion	320	—	8,073	—	8,393
Deferred compensation	6,554	—	2,616	(221)	8,949
Deferred income taxes	141	—	64	—	205
Total liabilities	147,083	3,398	177,729	(65,967)	262,243

Minority interests	—	—	2,629	—	2,629

Stockholders’ equity	135,209	106,062	79,017	(187,629)	132,659
Total liabilities and stockholders’ equity	$282,292	$109,460	$259,375	$(253,596)	$397,531

Condensed Consolidating Statement of Cash Flows

(in thousands)

		Guarantor	Nonguarantor
Three Months Ended March 31, 2005	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows from operating activities	$3,393	$(18,534)	$5,810	$1,021	$(8,310)

Cash flows from investing activities:
Purchases of property and equipment	(1,409)	(14)	(5,175)	—	(6,598)
Proceeds from cash surrender value of life insurance	3,274	—	—	—	3,274
Net cash flows from investing activities	1,865	(14)	(5,175)	—	(3,324)

Cash flows from financing activities:
Borrowings on debt	—	—	49,652	—	49,652
Repayments of debt and capital lease obligations	(168)	(33)	(31,217)	—	(31,418)
Net borrowings and payments in intercompany balances	(8,018)	19,952	(11,164)	(770)	—
Treasury stock reissuances	33	—	—	—	33
Net cash flows from financing activities	(8,153)	19,919	7,271	(770)	18,267
Effect of exchange rates on cash	—	—	(559)	—	(559)
Net increase (decrease) in cash	(2,895)	1,371	7,347	251	6,074
Cash and cash equivalents, beginning of period	9,153	2,812	16,855	86	28,906
Cash and cash equivalents, end of period	$6,258	$4,183	$24,202	$337	$34,980

Condensed Consolidating Statement of Cash Flows

(in thousands)

		Guarantor	Nonguarantor
Three Months Ended March 31, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash flows from operating activities	$(6,091)	$4,195	$8,195	$(7)	$6,292

Cash flows from investing activities:
Purchases of property and equipment	(1,528)	(116)	(3,814)	—	(5,458)
Net cash flows from investing activities	(1,528)	(116)	(3,814)	—	(5,458)

Cash flows from financing activities:
Borrowings on debt	—	—	4,092	—	4,092
Repayments of debt and capital lease obligations	(1,788)	—	(4,418)	—	(6,206)
Net borrowings and payments in intercompany balances	5,318	(2,532)	(2,793)	7	—
Treasury stock reissuances	63	—	—	—	63
Net cash flows from financing activities	3,593	(2,532)	(3,119)	7	(2,051)
Effect of exchange rates on cash	—	—	433	—	433
Net increase (decrease) in cash	(4,026)	1,547	1,695	—	(784)
Cash and cash equivalents, beginning of period	12,010	3,090	14,750	—	29,850
Cash and cash equivalents, end of period	$7,984	$4,637	$16,445	$—	$29,066

Note 9. Senior Subordinated Notes

Our 9.25% Senior Subordinated Notes (the Notes) are due in March 2006.  As the Notes are due within one year, the Company has reclassified the remaining $90.0 million of outstanding bonds to a current liability as of March 31, 2005. We are currently in the process of refinancing the Notes and our revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

References in this report to “we”, “our”, “SITEL”, and the “Company” are to SITEL Corporation and its subsidiaries, collectively.

We are a leading global provider of outsourced customer support services. We specialize in the design, implementation, and operation of multi-channel contact center solutions. We support the customer management strategies of large and medium size corporations in North America, Europe, Asia Pacific, and Latin America. We provide customer acquisition, customer care, technical support and risk management services on an outsourced basis, as well as operational and information technology professional services for both outsourced and in-house contact centers. We serve clients primarily in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, media services, and utilities sectors.

In Management’s Discussion and Analysis, we provide information about our general business risks, critical accounting policies and estimates, results of operations, financial condition and liquidity, and certain other matters affecting our operating results for the periods covered by this report.

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Operations, which present the results of our operations for the three-month periods ended March 31, 2005 and 2004, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

During 2004, we initiated a profit improvement plan comprised of a set of initiatives.  These initiatives include a plan to rationalize underutilized facilities, eliminate losses from business units that are underperforming, right size support functions to better utilize human and physical assets, reduce and further leverage IT and telecommunication costs, and improve the operating performance of all of our facilities through enhanced efficiency. We will continue to focus on our performance-based pricing initiatives, invoice and contract management, and statement of work change controls.

General Business Risks and Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 68.9% and 68.3% of our revenue in the three-month periods ended March 31, 2005 and 2004, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 12.4% and 11.6% of our revenue for the three-month period ended March 31, 2005 and 2004.  General Motors Corporation (General Motors) business units were responsible for 12.2% and 17.3% of our total revenue in the three-month periods ended March 31, 2005 and 2004. On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for General Motors’ North American Vehicle Sales, Service, and Marketing Group through December 31, 2005. An existing agreement under which we supported OnStar operations terminated effective June 22, 2004.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Deferred Income Taxes

We record deferred tax assets and liabilities using enacted tax rates in the jurisdictions in which we operate for the effect of temporary differences between the book and tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes. If enacted tax rates change, we would adjust the deferred tax assets and liabilities, through the provision for income taxes in the period of change, to reflect the enacted tax rate expected to be in effect when the deferred tax items reverse. To the extent that we believe that recovery is not likely, we establish a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which we operate and the period over which the deferred tax assets can be recovered. A review of all available positive and negative evidence needs to be considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, length of carryback and carryforward periods, and existing or prospective contracts that will result in future profits.

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

Results of Operations

For the Three Months Ended March 31, 2005 Compared to the Same Period of 2004

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Operations

The following table summarizes our statement of operations data on a percentage-of-revenue basis.

	Three Months Ended March 31,
	2005		2004
	$	%	$	%
	(in thousands)

Revenue	$251,169	100.0%	$244,068	100.0%

Direct labor and telecommunications expenses	152,476	60.7%	144,128	59.1%
Subcontracted and other services expenses	12,888	5.1%	12,815	5.3%
Operating, selling and administrative expenses	80,003	31.9%	76,839	31.5%
Operating income	5,802	2.3%	10,286	4.2%

Interest expense	(2,857)	-1.1%	(3,233)	-1.3%
Interest income	120	0.0%	121	0.0%
Equity in earnings (loss) of affiliates	(107)	0.0%	(7)	0.0%
Other expense, net	(10)	0.0%	(274)	-0.1%
Income before income taxes and minority interest	2,948	1.2%	6,893	2.8%

Income tax expense	1,139	0.5%	1,853	0.8%
Minority interest	360	0.1%	214	0.1%

Net Income	$1,449	0.6%	$4,826	2.0%

Revenue

Revenue increased $7.1 million, or 2.9%, in the first quarter of 2005 compared to the same period of 2004.  The changes in revenue by geographic region are shown in the following table:

Three months			$	%
Ended March 31,	2005	2004	Change	Change
	(in millions)

North America	$122.9	$129.2	$(6.3)	-4.9%
Europe	107.9	98.5	9.4	9.5%
Asia Pacific	12.3	9.7	2.6	26.8%
Latin America	8.1	6.7	1.4	20.9%
Totals	$251.2	$244.1	$7.1	2.9%

North American revenue decreased $6.3 million due to a $14.0 million decrease in customer acquisition, customer care and risk management business partially offset by a $7.7 million increase in technical support services.

European revenue increased $9.4 million in the first quarter of 2005 compared to the same period in 2004. Higher sales volumes from new and existing clients resulted in an increase in revenue of $4.7 million in the first quarter of 2005 compared to the same period in 2004.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $4.7 million of the increase.

The weakening of the US dollar versus the New Zealand and Australia dollars accounted for $0.5 million of the increase in Asia Pacific revenue.  The remaining increase was the result of higher sales volumes from new and existing clients.

Latin American revenue increased $0.6 million as a result of the weakening of the US dollar versus the Brazilian Real.  The remaining increase is a result of higher sales volumes from new and existing clients.

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

Direct labor and telecommunications expenses increased $8.3 million, or 5.8%, in the first quarter of 2005 compared to the same period of 2004.  As a percentage of revenue, direct labor and telecommunications expenses increased to 60.7% in the first quarter of 2005 compared to 59.1% in same period in 2004. The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services provided in the first quarter of 2005 compared to the same period in 2004.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and other services expenses remained consistent for the first quarter of 2005 compared to the same period of 2004.

Subcontracted expenses for services provided by our India joint venture for the three months ended March 31, 2005 and 2004 were $4.0 million and $3.4 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $3.2 million, or 4.1%, in the first quarter of 2005 compared to the same period of 2004.  The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for an increase of $2.4 million in operating, selling and administrative expenses compared to the same period in 2004.  As a percentage of revenue, operating, selling and administrative expenses increased to 31.9% in the first quarter of 2005 compared to 31.5% in the first quarter of 2004.

Operating Income

Operating income decreased $4.5 million in the first quarter of 2005 compared to the same period of 2004. As a percentage of revenue, operating income decreased to 2.3% in the first quarter of 2005 compared to 4.2% in the same period of 2004 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.4 million or 11.6% in the first quarter of 2005 compared to the same period in 2004 primarily as a result of the decrease in the outstanding Senior Subordinated Notes from $100 million during the first quarter of 2004 to $90 million for the same period in 2005.

Interest Income

Interest income remained consistent for the first quarter of 2005 compared to the same period in 2004.

Equity in Earnings (Loss) of Affiliates

Equity in losses of affiliates increased by $0.1 million in the first quarter of 2005 as compared to the same period in 2004.

Other Expense, Net

Other expense, net of other income, decreased $0.3 million in the first quarter of 2005 as compared to the same period in 2004.

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 38.6% and 26.9% for the three-months ended March 31, 2005 and 2004, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

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

Cash Flows

The following table provides summary cash flow data for the periods indicated. Please refer to this summary as you read our discussion of the sources and uses of cash in each year.

Three Months Ended March 31,	2005	2004
	(in thousands)
Net cash flows from:
Operating activities	$(8,310)	$6,292
Investing activities	(3,324)	(5,458)
Financing activities	18,267	(2,051)

2005

In the first quarter of 2005, cash used by operating activities resulted primarily from income before depreciation and amortization and other charges of $10.1 million, which was offset by a $7.6 million increase in trade accounts receivable and other assets and a $10.8 million decrease in trade accounts payable and other liabilities.

In the first quarter of 2005, we used cash for investing activities to purchase $6.6 million of property and equipment.  This was partially offset by $3.3 million in proceeds from the cash surrender value of life insurance.

In the first quarter of 2005, cash provided by financing activities resulted from $19.1 million in net borrowings under the revolving credit facility and other short-term borrowings.  This was partially offset by cash used to repay borrowings under capital lease obligations of $0.9 million.

2004

In the first quarter of 2004, cash provided by operating activities resulted primarily from income before depreciation and amortization of $14.2 million and a $5.7 million increase in other liabilities, which were partially offset by a $8.8 million increase in trade accounts receivable and $4.1 million decrease in trade accounts payable.

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

We have a three-year $50 million revolving credit facility that expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At March 31, 2005, we had $30.3 million of available borrowings under the credit facility, and we were in compliance with all financial covenants of the facility.

Our 9.25% Senior Subordinated Notes (the Notes) are due in March 2006.  As the Notes are due within one year, the Company has reclassified the remaining $90.0 million of outstanding bonds to a current liability as of March 31, 2005. We are currently in the process of refinancing the Notes and our revolving credit facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the second quarter of 2005 to be in the range of $10 million to $12 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2004.  These contractual obligations and commitments include:

•            $90.0 million of Senior Subordinates Notes as shown in our consolidated condensed balance sheet at March 31, 2005,

•            $37.3 million of revolving credit facility and other local short-term borrowings debt as shown in our consolidated condensed balance sheet at March 31, 2005,

•            $11.1 million of capital lease obligations as shown in our consolidated condensed balance sheet at March 31, 2005, and

•            operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2018.

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

We experience periodic fluctuations in our results of operations related to both the start-up costs associated with expansion and the implementation of clients’ outsourced customer management activities. In addition, our business generally tends to be slower in the third quarter due to summer holidays in Europe.

Effects of Inflation

Inflation has not had a significant effect on our operations. However, there can be no assurance that inflation will not have a material effect on our operations in the future.

Related Party Transactions

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  These investments are included in investments in affiliates in consolidated financial statements.  As of March 31, 2005 and December 31, 2004, the investment in our India joint venture was approximately $3.8 million and $4.1 million respectively.  Subcontracted services provided by our India joint venture for the three months ended March 31, 2005 and 2004 were $4.0 million and $3.4 million, respectively and are included in subcontracted and other services expenses in the accompanying consolidated statements of operations. The Company had payables to our India joint venture of $3.0 million at March 31, 2005 and December 31, 2004, which are included in trade accounts payable in the consolidated financial statements.

As of March 31, 2005 and December 31, 2004, the investment in certain Latin America affiliates was approximately $12.4 million. Of the $12.4 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint ventures for the three months ended March 31, 2005 and 2004 were not material.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the consolidated financial statements for the pro forma net income and net income per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income and net income per share.

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

Our financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the business unit’s functional currency may vary according to currency fluctuations.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three-month period ended March 31, 2005, our average borrowings under our revolving credit facility were $11.0 million.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Investment Risk

We do not use derivative financial or commodity instruments.  Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, current and long-term debt.  Our cash and cash equivalents, accounts receivable, accounts payable, and current debt balances are short-term in nature and do not expose us to material investment risk.  Our Senior Subordinated Notes had a book value of $90 million at March 31, 2005 and December 31, 2004.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Bankruptcy OP Computers SPA vs. SITEL Kingston Limited (now known as Mitre Telesales Limited) was filed in April 2004 in the Court of Ivrea in Milan, Italy.  The receivers assert that Mitre, as a former supplier to Olivetti, is required under Italian bankruptcy law to return €5,349,025 (approximately $6.9 million) in payments Olivetti had allegedly paid Mitre during a one-year “clawback” period, which allegedly runs from March 9, 1998 until March 9, 1999, the alleged date Olivetti filed for receivership.  Mitre filed its Defence with the court in November 2004.  The Defence outlined the facts and reasons why Mitre did not and should not reasonably have known of Olivetti’s insolvent state during the time that Mitre was performing services for Olivetti.  The first substantive hearing held in May 2005 was adjourned to November 2005.  The Company and its subsidiary Mitre Telesales Limited are currently unable to predict the outcome or reasonably estimate the possible loss, if any, or range of losses associated with this claim.

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

Item 5. Other Information

Forward-Looking Statements

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans,” and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to: reliance on major clients, conditions affecting clients’ industries, clients’ budgets and plans, unanticipated labor, contract or technical difficulties, delays in ramp up of services under contracts, reliance on major subcontractors and strategic partners, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, dependence on labor force, industry regulation, general and local economic conditions, competitive pressures in our industry, risks associated with litigation and claims, foreign currency risks, the effects of leverage, dependency on credit availability, restrictions imposed by the terms of indebtedness, and dependence on key personnel and control by management.

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

(b)       Reports on Form 8-K:

                        The Company filed a Current Report on Form 8-K dated February 3, 2005, which reported under Items 2.02 and 9.01 the issuance of a press release. The press release was filed as an exhibit to the Form 8-K.

The Company filed a Current Report on Form 8-K dated February 10, 2005, which reported under Items 2.02 and 9.01 the issuance of a press release. The press release was filed as an exhibit to the Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date: May 10, 2005	By /s/	Jorge A. Celaya
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