Form 10-Q
period 2005-06-30
SITEL CORP
filed 2005-08-09
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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
YES ☒  NO ☐

COMMON STOCK, $.001 PAR VALUE —73,765,518 SHARES OUTSTANDING AS OF JULY 29, 2005

SITEL CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30 ,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$251,809	$240,055	$502,978	$484,123

Operating expenses:
Direct labor and telecommunications expenses	153,636	143,032	306,112	287,160
Subcontracted and other services expenses	12,886	13,022	25,774	25,837
Operating, selling and administrative expenses	80,555	76,922	160,558	153,762
Asset impairment and restructuring expenses, net	(2,609)	—	(2,609)	—
Total operating expenses	244,468	232,976	489,835	466,759

Operating income	7,341	7,079	13,143	17,364

Other income (expense):
Interest expense	(2,939)	(3,099)	(5,796)	(6,332)
Interest income	140	121	260	242
Equity in earnings (loss) of affiliates	395	77	288	70
Other income (expense), net	(21)	(118)	(31)	(392)
Total other expense, net	(2,425)	(3,019)	(5,279)	(6,412)

Income before income taxes and minority interest	4,916	4,060	7,864	10,952

Income tax expense	1,392	1,331	2,531	3,183
Minority interest	307	210	667	424
Net income	$3,217	$2,519	$4,666	$7,345

Weighted average common shares outstanding:
Basic	73,764	73,670	73,750	73,652
Diluted	73,843	74,174	74,090	74,077

Earnings per share:
Basic	$0.04	$0.03	$0.06	$0.10
Diluted	$0.04	$0.03	$0.06	$0.10

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,463	$28,906
Trade accounts receivable (net of allowance for doubtful accounts of $1,978 and $2,391, respectively)	190,309	191,391
Prepaid expenses and other assets	13,961	15,859
Deferred income taxes	2,226	1,313
Total current assets	235,959	237,469

Property and equipment, net	78,077	86,057

Other assets:
Goodwill	46,311	48,276
Investment in affiliates	16,853	16,466
Other assets	6,744	8,420
Deferred income taxes	1,012	843
Total assets	$384,956	$397,531

Liabilities and Stockholders’ Equity
Current liabilities:
Senior Subordinated Notes	$90,000	$—
Revolving credit facility and other current debt	27,010	18,802
Current portion of capital lease obligations	2,683	3,202
Trade accounts payable	25,653	32,595
Accrued wages, salaries and bonuses	46,384	43,641
Accrued operating expenses	38,636	46,533
Deferred revenue and other	7,407	8,816
Income taxes payable	689	1,107
Total current liabilities	238,462	154,696
Long-term debt and other liabilities:
Long-term debt, excluding current portion	—	90,000
Capital lease obligations, excluding current portion	6,966	8,393
Other liabilities	8,193	8,949
Deferred income taxes	141	205
Total liabilities	253,762	262,243

Minority interests	2,846	2,629
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,440,929 and 74,433,629 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,871	168,871
Accumulated other comprehensive income (loss)	(700)	8,342
Accumulated deficit	(38,945)	(43,611)
Less treasury stock, at cost, 675,411 and 707,927 common shares, respectively	(952)	(1,017)
Total stockholders’ equity	128,348	132,659
Total liabilities and stockholders’ equity	$384,956	$397,531

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$4,666	$7,345
Adjustments to reconcile net income to net cash flows from operating activities:
Asset impairment and restructuring provision, net	(2,609)	—
Depreciation and amortization	17,953	17,706
Loss on disposal of assets	102	27
Provision for deferred income taxes	(1,387)	(26)
Equity in earnings of affiliates	(288)	(70)
Minority interest in net income of consolidated subsidiaries	667	424
Changes in operating assets and liabilities:
Trade accounts receivable	(10,162)	(509)
Other assets	(1,615)	1,032
Trade accounts payable	(5,908)	1,989
Other liabilities	2,572	2,821
Net cash flows from operating activities	3,991	30,739

Cash flows from investing activities:
Purchases of property and equipment	(14,034)	(10,546)
Proceeds from cash surrender value of life insurance	3,274	—
Dividends paid to minority interest holders	(450)	—
Proceeds from the sale of property and equipment	40	8
Other	—	(440)
Net cash flows from investing activities	(11,170)	(10,978)

Cash flows from financing activities:
Borrowings on debt	125,824	9,945
Repayments of debt	(115,753)	(8,457)
Repayments of capital lease obligations	(1,614)	(1,551)
Treasury stock reissuances	66	102
Net cash flows from financing activities	8,523	39
Effect of exchange rates on cash	(787)	(134)
Net increase in cash	557	19,666
Cash and cash equivalents, beginning of period	28,906	29,850
Cash and cash equivalents, end of period	$29,463	$49,516

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,138	$686

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” below for the pro forma net income and net income per share amounts, for the three and six month periods ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of operations and net income per share.

In October 2004, The American Jobs Creation Act of 2004 (AJCA) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2).  FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented would affect our tax provision and deferred tax assets and liabilities. Due to the complexity and uncertainty of applying the provisions of the Act, the income tax effects of such repatriation cannot be reasonably estimated at this time.

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

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income:
As reported	$3,217	$2,519	$4,666	$7,345
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(119)	(239)	(246)	(498)
Pro forma	$3,098	$2,280	$4,420	$6,847

Income per common share:
As reported:
Basic	$0.04	$0.03	$0.06	$0.10
Diluted	0.04	0.03	0.06	0.10
Pro forma:
Basic	0.04	0.03	0.06	0.09
Diluted	0.04	0.03	0.06	0.09

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2004

—Volatility factor	52.3%
—Risk-free interest rate	3.5%
—Expected life (in years)	5
—Expected dividend yield	0.0%

There were no options granted during the six-month period ended June 30, 2005.

Significant Clients

Our top 20 clients accounted for 67.5% and 66.9% of our revenue in the three-month periods ended June 30, 2005 and 2004, respectively, and 68.1% and 66.9% for the six-month periods ended June 30, 2005 and 2004, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 11.9% and 11.0% of our revenue for the three-month periods ended June 30, 2005 and 2004, respectively, and were responsible for 12.1% and 11.2% of our revenue for the six-month periods ended June 30, 2005 and 2004, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.8% and 16.0% of our total revenue in the three-month periods ended June 30, 2005 and 2004, respectively, and were responsible for 12.0% and 16.7% for the six-month periods ended June 30, 2005, and 2004, respectively.  The primary General Motors contract expires in December 2005, while a second contract terminated in June 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six-month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$3,217	$2,519	$4,666	$7,345
Other comprehensive loss:
Currency translation adjustment	(5,549)	(2,563)	(9,046)	(2,562)
Comprehensive income (loss)	$(2,332)	$(44)	$(4,380)	$4,783

Accumulated other comprehensive income (loss) included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3. Asset Impairment and Restructuring Expenses

We summarize the components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet in the following table:

	Severance	Facility Closure or Reduction	Total
December 31, 2004	$4.2	$5.9	$10.1
Expensed	0.7	—	0.7
Paid	(3.6)	(0.8)	(4.4)
Reversal	—	(3.3)	(3.3)
Other	(0.1)	(0.1)	(0.2)
June 30, 2005	$1.2	$1.7	$2.9

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

We expect to pay the employee compensation restructuring liabilities during 2005. The Company expects to utilize the remaining facility closure or reduction restructuring liabilities over the respective lease periods through fiscal 2009.

During the three months ended June 30, 2005, we decided to open a previously closed leased facility to temporarily accommodate new business.  In a prior year, we had recorded a restructuring liability for the future scheduled undiscounted lease payments for the closed facility. As a result of the decision to reopen the facility, we reversed the remaining $3.2 million restructuring liability. This reversal was partially offset by severance related to previously announced facility closures, resulting in a net reversal of $2.6 million.

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

As of June 30, 2005 and December 31, 2004, the investment in our India joint venture was approximately $4.0 million and $4.1 million, respectively.  Subcontracted expenses for services provided by our India joint venture were $4.3 million and $3.1 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $8.3 million and $6.5 million for the six-month periods ended June 30, 2005 and 2004, respectively.  The Company had payables to our India joint venture of $3.5 million and $3.0 million at June 30, 2005 and December 31, 2004, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

Subcontracted services provided by our Latin America joint venture for the three-month and six-month periods ended June 30, 2005 and 2004 were not material.

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

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At June 30, 2005, there were approximately 5.9 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of June 30, 2005, options granted under these plans aggregating 2.2 million remained outstanding with strike prices ranging from $2.41 to $19.50.  The last of these options will expire on February 1, 2009.  We will not grant additional options under these plans. The following table sets forth shares subject to options:

	Number of Options	Weighted-Average Exercise Price per Share
Balance January 1, 2005	6,808,736	$3.68
Granted	—	—
Exercised	(7,300)	1.33
Canceled	(345,202)	3.58
Balance June 30, 2005	6,456,234	$3.59

The options exercisable at the end of each period were:

	Number of Options	Weighted-Average Exercise Price per Share
December 31, 2004	3,716,345	$4.28
June 30, 2005	3,895,124	$4.03

The following table summarizes stock options outstanding at June 30, 2005:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price
$1.24 to $1.75	708,254	7.7	$1.56
$1.76 to $4.00	4,449,401	4.7	$3.07
$4.01 to $6.33	698,404	3.7	$4.84
$6.34 to $7.22	419,775	4.4	$6.70
$7.23 to $12.66	120,400	2.6	$9.76
$12.67 to $20.00	60,000	1.7	$17.35

The following table summarizes stock options exercisable at June 30, 2005:

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$1.24 to $1.75	311,312	$1.56
$1.76 to $4.00	2,317,283	$3.01
$4.01 to $6.33	666,754	$4.83
$6.34 to $7.22	419,775	$6.70
$7.23 to $12.66	120,000	$9.75
$12.67 to $20.00	60,000	$17.35

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

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At June 30, 2005 and 2004, we had 5.7 million and 1.9 million options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.

Note 8. Payroll Tax Refund

During the three months ended June 30, 2004, we recorded a benefit from the refund of payroll tax overpayments paid in a prior year. We recorded the payroll tax refund in the accompanying consolidated condensed statements of operations as a $1.3 million reduction of direct labor and telecommunications expenses and a $0.4 million reduction of operating, selling and administrative expenses during the three months ended June 30, 2004.

Note 9. Supplemental Guarantor Financial Information

Our 9.25% Senior Subordinated Notes are guaranteed, on a full, unconditional and joint and several basis, by substantially all of our wholly owned domestic subsidiaries. Separate financial statements for each of the guarantor subsidiaries are not presented because they would not be material to investors. However, on the following pages we have presented the following statements of (a) SITEL Corporation, the parent, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries, and (d) SITEL Corporation on a consolidated basis:

•            Consolidating Condensed Statements of Operations and Comprehensive Income (Loss) for the three and six-month periods ended June 30, 2005 and 2004,

•            Consolidating Condensed Balance Sheets at June 30, 2005 and December 31, 2004, and

•            Consolidating Condensed Statements of Cash Flows for the six months ended June 30, 2005 and 2004.

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2005	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$84,572	$8,316	$162,421	$(3,500)	$251,809

Operating expenses:
Direct labor and telecommunications expenses	44,078	4,281	105,277	—	153,636
Subcontracted and other services expenses	11,691	1,909	2,217	(2,931)	12,886
Operating, selling and administrative expenses	26,514	2,872	51,740	(571)	80,555
Asset impairment and restructuring expenses, net	(3,129)	199	321	—	(2,609)
Total operating expenses	79,154	9,261	159,555	(3,502)	244,468

Operating income (loss)	5,418	(945)	2,866	2	7,341

Other income (expense):
Interest expense	(2,355)	(1)	(583)	—	(2,939)
Interest income	42	—	98	—	140
Equity in earnings (losses) of affiliates	(1,631)	(529)	395	2,160	395
Other income (expense), net	1,743	(158)	(1,604)	(2)	(21)
Total other income (expense), net	(2,201)	(688)	(1,694)	2,158	(2,425)

Income (loss) before income taxes and minority interest	3,217	(1,633)	1,172	2,160	4,916

Income tax expense	—	(3)	1,395	—	1,392
Minority interest	—	—	307	—	307
Net income (loss)	$3,217	$(1,630)	$(530)	$2,160	$3,217

Currency translation adjustment	(5,549)	(36)	(3,751)	3,787	(5,549)
Comprehensive income (loss)	$(2,332)	$(1,666)	$(4,281)	$5,947	$(2,332)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$88,676	$11,977	$139,402	$—	$240,055

Operating expenses:
Direct labor and telecommunications expenses	49,549	6,625	86,858	—	143,032
Subcontracted and other services expenses	9,950	975	2,097	—	13,022
Operating, selling and administrative expenses	26,065	3,282	47,575	—	76,922
Asset impairment and restructuring expenses, net	—	—	—	—	—
Total operating expenses	85,564	10,882	136,530	—	232,976

Operating income (loss)	3,112	1,095	2,872	—	7,079

Other income (expense):
Interest expense	(2,550)	(2)	(547)	—	(3,099)
Interest income	54	—	67	—	121
Equity in earnings (losses) of affiliates	1,110	98	77	(1,208)	77
Other income (expense), net	971	84	(1,173)	—	(118)
Total other income (expense), net	(415)	180	(1,576)	(1,208)	(3,019)

Income (loss) before income taxes and minority interest	2,697	1,275	1,296	(1,208)	4,060

Income tax expense	21	165	1,145	—	1,331
Minority interest	157	—	53	—	210

Net income (loss)	$2,519	$1,110	$98	$(1,208)	$2,519

Currency translation adjustment	(2,563)	(149)	(2,393)	2,542	(2,563)
Comprehensive income (loss)	$(44)	$961	$(2,295)	$1,334	$(44)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2005	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$169,983	$18,646	$322,668	$(8,319)	$502,978

Operating expenses:
Direct labor and telecommunications expenses	89,103	8,931	208,078	—	306,112
Subcontracted and other services expenses	25,139	3,758	4,433	(7,556)	25,774
Operating, selling and administrative expenses	51,634	5,654	104,035	(765)	160,558
Asset impairment and restructuring expenses, net	(3,129)	199	321	—	(2,609)
Total operating expenses	162,747	18,542	316,867	(8,321)	489,835

Operating income (loss)	7,236	104	5,801	2	13,143

Other income (expense):
Interest expense	(4,711)	(2)	(1,083)	—	(5,796)
Interest income	87	—	173	—	260
Equity in earnings (losses) of affiliates	(1,569)	(1,231)	288	2,800	288
Other income (expense), net	3,623	(417)	(3,235)	(2)	(31)
Total other expense, net	(2,570)	(1,650)	(3,857)	2,798	(5,279)

Income (loss) before income taxes and minority interest	4,666	(1,546)	1,944	2,800	7,864

Income tax expense	—	23	2,508	—	2,531
Minority interest	—	—	667	—	667

Net income (loss)	$4,666	$(1,569)	$(1,231)	$2,800	$4,666

Currency translation adjustment	(9,046)	(101)	(5,737)	5,838	(9,046)
Comprehensive income (loss)	$(4,380)	$(1,670)	$(6,968)	$8,638	$(4,380)

Consolidating Condensed Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$180,662	$24,829	$278,632	$—	$484,123

Operating expenses:
Direct labor and telecommunications expenses	99,568	13,177	174,415	—	287,160
Subcontracted and other services expenses	21,507	1,795	2,535	—	25,837
Operating, selling and administrative expenses	52,621	6,061	95,080	—	153,762
Asset impairment and restructuring expenses, net	—	—	—	—	—
Total operating expenses	173,696	21,033	272,030	—	466,759

Operating income	6,966	3,796	6,602	—	17,364

Other income (expense):
Interest expense	(5,097)	(3)	(1,232)	—	(6,332)
Interest income	98	—	144	—	242
Equity in earnings (losses) of affiliates	3,282	(517)	70	(2,765)	70
Other income (expense), net	2,285	197	(2,874)	—	(392)
Total other expense, net	568	(323)	(3,892)	(2,765)	(6,412)

Income (loss) before income taxes and minority interest	7,534	3,473	2,710	(2,765)	10,952

Income tax expense	32	191	2,960	—	3,183
Minority interest	157	—	267	—	424

Net income (loss)	$7,345	$3,282	$(517)	$(2,765)	$7,345

Currency translation adjustment	(2,562)	(161)	(2,380)	2,541	(2,562)
Comprehensive income (loss)	$4,783	$3,121	$(2,897)	$(224)	$4,783

Consolidating Condensed Balance Sheet

At June 30, 2005	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,785	$3,376	$21,302	$—	$29,463
Trade accounts receivable, net	122,415	3,155	110,232	(45,493)	190,309
Prepaid expenses and other current assets	3,460	109	12,618	—	16,187
Total current assets	130,660	6,640	144,152	(45,493)	235,959

Property and equipment, net	16,649	1,490	59,938	—	78,077

Other assets:
Goodwill	19,577	14	26,720	—	46,311
Deferred income taxes	141	—	871	—	1,012
Investments in affiliates	—	—	16,853	—	16,853
Other assets	4,403	60	2,281	—	6,744
Investments in subsidiaries	95,070	90,326	—	(185,396)	—
Total assets	$266,500	$98,530	$250,815	$(230,889)	$384,956

Liabilities and Stockholders’ Equity
Current liabilities:
Senior Subordinated Notes	$90,000	$—	$—	$—	$90,000
Revolving credit facility and other current debt	203	—	26,807	—	27,010
Current portion of capital lease obligations	396	48	2,239	—	2,683
Trade accounts payable	12,581	2,059	56,491	(45,478)	25,653
Accrued expenses and other current liabilities	29,052	1,352	62,804	(92)	93,116
Total current liabilities	132,232	3,459	148,341	(45,570)	238,462
Long-term debt and other liabilities:
Long-term debt, excluding current portion	—	—	—	—	—
Capital lease obligations, excluding current portion	34	—	6,932	—	6,966
Other liabilities	2,977	—	5,216	—	8,193
Deferred income taxes	141	—	—	—	141
Total liabilities	135,384	3,459	160,489	(45,570)	253,762

Minority interests	—	—	2,846	—	2,846

Stockholders’ equity	131,116	95,071	87,480	(185,319)	128,348
Total liabilities and stockholders’ equity	$266,500	$98,530	$250,815	$(230,889)	$384,956

Consolidating Condensed Balance Sheet

At December 31, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$9,153	$2,812	$16,855	$86	$28,906
Trade accounts receivable, net	117,939	22,924	116,502	(65,974)	191,391
Prepaid expenses and other current assets	5,479	158	11,535	—	17,172
Total current assets	132,571	25,894	144,892	(65,888)	237,469

Property and equipment, net	17,887	1,850	66,320	—	86,057

Other assets:
Goodwill	19,577	14	28,685	—	48,276
Investments in affiliates	—	—	16,466	—	16,466
Other assets	6,054	56	2,310	—	8,420
Investments in subsidiaries	106,062	81,646	—	(187,708)	—
Deferred income taxes	141	—	702	—	843
Total assets	$282,292	$109,460	$259,375	$(253,596)	$397,531

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$405	$—	$18,397	$—	$18,802
Current portion of capital lease obligations	342	100	2,760	—	3,202
Trade accounts payable	19,534	1,723	77,217	(65,879)	32,595
Accrued expenses and other current liabilities	29,787	1,575	68,602	133	100,097
Total current liabilities	50,068	3,398	166,976	(65,746)	154,696
Long-term debt and other liabilities:
Long-term debt, excluding current portion	90,000	—	—	—	90,000
Capital lease obligations, excluding current portion	320	—	8,073	—	8,393
Other liabilities	6,554	—	2,616	(221)	8,949
Deferred income taxes	141	—	64	—	205
Total liabilities	147,083	3,398	177,729	(65,967)	262,243

Minority interests	—	—	2,629	—	2,629

Stockholders’ equity	135,209	106,062	79,017	(187,629)	132,659
Total liabilities and stockholders’ equity	$282,292	$109,460	$259,375	$(253,596)	$397,531

Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2005	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash flows from operating activities	$2,941	$(19,453)	$20,509	$(6)	$3,991

Cash flows from investing activities:
Purchases of property and equipment	(4,317)	(122)	(9,595)	—	(14,034)
Proceeds from cash surrender value of life insurance	3,274	—	—	—	3,274
Proceeds from the sale of property and equipment	—	—	40	—	40
Dividends paid to minority interest shareholder	—	—	(450)		(450)
Other	—	—	—		—
Net cash flows from investing activities	(1,043)	(122)	(10,005)	—	(11,170)

Cash flows from financing activities:
Borrowings on debt	—	—	125,824	—	125,824
Repayments of debt and capital lease obligations	(364)	(53)	(116,950)	—	(117,367)
Net borrowings and payments in intercompany balances	(5,968)	20,192	(14,144)	(80)	—
Treasury stock reissuances	66	—	—	—	66
Net cash flows from financing activities	(6,266)	20,139	(5,270)	(80)	8,523
Effect of exchange rates on cash	—	—	(787)	—	(787)
Net increase in cash	(4,368)	564	4,447	(86)	557
Cash and cash equivalents, beginning of period	9,153	2,812	16,855	86	28,906
Cash and cash equivalents, end of period	$4,785	$3,376	$21,302	$—	$29,463

Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2004	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash flows from operating activities	$961	$5,828	$23,960	$(10)	$30,739

Cash flows from investing activities:
Purchases of property and equipment	(2,936)	(139)	(7,471)	—	(10,546)
Proceeds from the sale of property and equipment	8	—	—	—	8
Other	—	—	(440)	—	(440)
Net cash flows from investing activities	(2,928)	(139)	(7,911)	—	(10,978)

Cash flows from financing activities:
Borrowings on debt	—	—	9,945	—	9,945
Repayments of debt and capital lease obligations	(2,145)	—	(7,863)	—	(10,008)
Net borrowings and payments in intercompany balances	15,616	(4,553)	(11,073)	10	—
Treasury stock reissuances	102	—	—	—	102
Net cash flows from financing activities	13,573	(4,553)	(8,991)	10	39
Effect of exchange rates on cash	—	—	(134)	—	(134)
Net increase in cash	11,606	1,136	6,924	—	19,666
Cash and cash equivalents, beginning of period	12,010	3,090	14,750	—	29,850
Cash and cash equivalents, end of period	$23,616	$4,226	$21,674	$—	$49,516

Note 10.  Subsequent Events

Restructuring

During 2004, we initiated a profit improvement plan comprised of a set of initiatives. One of the initiatives was cost reduction.

On July 7, 2005, in continuation of the previously announced profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions include closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 60 employees. We expect approximately 20 positions will be reduced by attrition and the remainder by severance. As a result of the facility closures, we will no longer be able to maintain certain minimum employment levels required to retain government grants received and that were recorded as a reduction of operating expenses in previous periods. Consequently, we will record a charge to establish a liability for the obligation to repay such amounts. The actions also include disposing of certain capital equipment. We expect to complete these activities by the end of fiscal year 2005.

In connection with these actions, we estimate that we will record a total of $7.0 million to $9.0 million of costs. We expect a majority of the charge to be recognized in the third quarter of fiscal year 2005 with the remainder recorded by the end of fiscal year 2005. The majority of the severance costs are expected to be paid out during our fourth quarter of fiscal year 2005, and the facilities costs are expected to be paid out over the remaining lease terms, which range from several months to approximately 5 years.

The following table illustrates the anticipated costs by major categories (in millions):

Description	Estimated Range
Cash charges:
Employee severance	$1.4	to	$1.7
Facilities leases	2.0	to	2.7
Grant reimbursement	2.8	to	3.6
Total cash charges	6.2	to	8.0

Non-cash charges:
Fixed asset disposals	0.8	to	1.0
Total non-cash charges	0.8	to	1.0

Total charges	$7.0	to	$9.0

Senior Subordinated Notes Redemption

On July 27, 2005, we acquired $6.2 million of our outstanding 9.25% Senior Subordinated Notes (the Notes) due 2006 through open market purchases.

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

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Operations, which present the results of our operations for the three and six month periods ended June 30, 2005 and 2004, and are summarized on the following pages. We analyze and explain the differences between periods for the components of operations in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

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

Subsequent Events

Restructuring

During 2004, we initiated a profit improvement plan comprised of a set of initiatives. One of the initiatives was cost reduction.

On July 7, 2005, in continuation of the previously announced profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions include closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 60 employees. We expect approximately 20 positions will be reduced by attrition and the remainder by severance. As a result of the facility closures, we will no longer be able to maintain certain minimum employment levels required to retain government grants received and that were recorded as a reduction of operating expenses in previous periods. Consequently, we will record a charge to establish a liability for the obligation to repay such amounts. The actions also include disposing of certain capital equipment. We expect to complete these activities by the end of fiscal year 2005.

In connection with these actions, we estimate that we will record a total of $7.0 million to $9.0 million of costs. We expect a majority of the charge to be recognized in the third quarter of fiscal year 2005 with the remainder recorded by the end of fiscal year 2005. The majority of the severance costs are expected to be paid out during our fourth quarter of fiscal year 2005, and the facilities costs are expected to be paid out over the remaining lease terms, which range from several months to approximately 5 years.

The following table illustrates the anticipated costs by major categories (in millions):

Description	Estimated Range
Cash charges:
Employee severance	$1.4	to	$1.7
Facilities leases	2.0	to	2.7
Grant reimbursement	2.8	to	3.6
Total cash charges	6.2	to	8.0

Non-cash charges:
Fixed asset disposals	0.8	to	1.0
Total non-cash charges	0.8	to	1.0

Total charges	$7.0	to	$9.0

Senior Subordinated Notes Redemption

On July 27, 2005, we acquired $6.2 million of our outstanding 9.25% Senior Subordinated Notes (the Notes) due 2006 through open market purchases.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins, expansions, and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 67.5% and 66.9% of our revenue for the three-month periods ended June 30, 2005 and 2004, respectively, and 68.1% and 66.9% for the six-month periods ended June 30, 2005 and 2004, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 11.9% and 11.0% of our revenue for the three-month period ended June 30, 2005 and 2004, respectively, and 12.1% and 11.2% for the six-month period ended June 30, 2005 and 2004, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.8% and 16.0% of our revenue for the three-month periods ended June 30, 2005 and 2004, respectively, and 12.0% and 16.7% for the six-month periods ended June 30, 2005 and 2004, respectively. On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for General Motors’ North American Vehicle Sales, Service, and Marketing Group through December 31, 2005. An existing agreement under which we supported OnStar operations terminated effective June 22, 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2005 Compared with the Same Periods of 2004

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Operations

The following table summarizes our statements of operations data on a percentage-of-revenue basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
	(in thousands)				(in thousands)
Revenue	$251,809	100.0%	$240,055	100.0%	$502,978	100.0%	$484,123	100.0%

Direct labor and telecommunications expenses	153,636	61.0%	143,032	59.6%	306,112	60.9%	287,160	59.3%
Subcontracted and other services expenses	12,886	5.1%	13,022	5.4%	25,774	5.1%	25,837	5.3%
Operating, selling and administrative expenses	80,555	32.0%	76,922	32.0%	160,558	31.9%	153,762	31.8%
Asset impairment and restructuring expenses, net	(2,609)	-1.0%	—	0.0%	(2,609)	-0.5%	—	0.0%
Operating income	7,341	2.9%	7,079	2.9%	13,143	2.6%	17,364	3.6%

Interest expense	(2,939)	-1.2%	(3,099)	-1.3%	(5,796)	-1.2%	(6,332)	-1.3%
Interest income	140	0.1%	121	0.1%	260	0.1%	242	0.0%
Equity in earnings (loss) of affiliates	395	0.2%	77	0.0%	288	0.1%	70	0.0%
Other expense, net	(21)	0.0%	(118)	0.0%	(31)	0.0%	(392)	-0.1%
Income before income taxes and minority interest	4,916	2.0%	4,060	1.7%	7,864	1.6%	10,952	2.3%

Income tax expense	1,392	0.6%	1,331	0.6%	2,531	0.5%	3,183	0.7%
Minority interest	307	0.1%	210	0.1%	667	0.1%	424	0.1%
Net income	$3,217	1.3%	$2,519	1.0%	$4,666	0.9%	$7,345	1.5%

Three Months Ended June 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $11.7 million, or 4.9%, in the three months ended June 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Three months Ended June 30,	2005	2004	$ Change	% Change
	(in millions)
North America	$123.6	$123.7	$(0.1)	-0.1%
Europe	106.1	99.4	6.7	6.7%
Asia Pacific	12.6	9.8	2.8	28.6%
Latin America	9.5	7.2	2.3	31.9%
Totals	$251.8	$240.1	$11.7	4.9%

North American revenue  for the three months ended June 30, 2005 was consistent with the same period in 2004.

European revenue increased $6.7 million for the three months ended June 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $2.3 million for the three months ended June 30, 2005 compared to the same period in 2004.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $4.4 million of the increase.

Asia Pacific revenue increased $2.8 million for the three months ended June 30, 2005 compared to the same period in 2004.  Higher sales volumes with existing clients resulted in an increase in revenue of $1.5 million, while the weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $1.3 million of the increase.

Latin America revenue increased $2.3 million for the three months ended June 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $1.1 million, while the weakening of the US dollar versus the Brazilian Real resulted in the remaining $1.2 million of the increase.

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

Direct labor and telecommunications expenses increased $10.6 million, or 7.4%, for the three months ended June 30, 2005 compared to the same period of 2004.  As a percentage of revenue, direct labor and telecommunications expenses increased to 61.0% for the three months ended June 30, 2005 compared to 59.6% in same period in 2004.  During the three months ended June 30, 2004, we recorded a benefit from the refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expenses.  Excluding the impact of the payroll tax refund, direct labor and telecommunications expenses as a percentage of revenue was 60.1% for the three months ended June 30, 2004. The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, reduced pricing on a major client contract, and a change in the mix of services provided in the three months ended June 30, 2005 compared to the same period in 2004.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses remained consistent for the three months ended June 30, 2005 compared to the same period of 2004.

Subcontracted expenses for services provided by our India joint venture for the three months ended June 30, 2005 and 2004 were $4.3 million and $3.1 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $3.6 million, or 4.7%, for the three months ended June 30, 2005 compared to the same period of 2004.  The weakening of the US dollar compared to the primary currency in the jurisdictions that we operate accounted for an increase of $2.5 million in operating, selling and administrative expenses for the three months ended June 30, 2005 compared to the same period in 2004.  As a percentage of revenue, operating, selling and administrative expenses were consistent at 32.0% for the three months ended June 30, 2005 and 2004.

Asset Impairment and Restructuring Expenses, net

During the three months ended June 30, 2005, we decided to open a previously closed leased facility to temporarily accommodate new business.  In a prior year, we had recorded a restructuring liability for the future scheduled undiscounted lease payments for the closed facility. As a result of the decision to reopen the facility, we reversed the remaining $3.2 million restructuring liability. This reversal was partially offset by severance related to previously announced facility closures, resulting in a net reversal of $2.6 million.

Operating Income

Operating income increased $0.3 million for the three months ended June 30, 2005 compared to the same period of 2004 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.2 million or 5.2% for the three months ended June 30, 2005 compared to the same period in 2004, as a result of lower borrowings.

Interest Income

Interest income remained consistent for the three months ended June 30, 2005 compared to the same period in 2004.

Equity in Earnings (loss) of Affiliates

Equity in earnings (loss) of affiliates increased $0.3 million for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to higher revenue along with lower training and ramp-up costs resulting in higher operating margins from one of our joint ventures.

Other Income (Expense), Net

Other income (expense), net decreased $0.1 million for the three months ended June 30, 2005 compared to the same period in 2004 primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 28.3% and 32.8% for the three-months ended June 30, 2005 and 2004, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

Six Months Ended June 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $18.9 million, or 3.9%, for the six months ended June 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Six months Ended June 30,	2005	2004	$ Change	% Change
	(in millions)
North America	$246.6	$252.9	$(6.3)	-2.5%
Europe	213.9	197.9	16.0	8.1%
Asia Pacific	24.9	19.5	5.4	27.7%
Latin America	17.6	13.8	3.8	27.5%
Totals	$503.0	$484.1	$18.9	3.9%

North American revenue decreased $6.3 million or 2.5% for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to a $24.9 million decrease in customer care, customer acquisition and risk management services offset by a $18.1 million increase in technical support services.  The weakening of the U.S. dollar versus the Canadian dollar offset $0.6 million of the decrease.

European revenue increased $16.0 million or 8.1% for the six months ended June 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $6.9 million for the six months ended June 30, 2005 compared to the same period in 2004.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $9.1 million of the increase.

Asia Pacific revenue increased $5.4 or 27.7% million for the six months ended June 30, 2005 compared to the same period in 2004.  Higher sales volume with existing clients resulted in an increase in revenue of $3.6 million, while the weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $1.8 million of the increase.

Latin America revenue increased $3.8 million or 27.5% for the six months ended June 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $2.2 million, while the weakening of the US dollar versus the Brazilian Real accounted for the remaining $1.6 million of the increase.

Direct Labor and Telecommunications Expenses

Direct labor and telecommunications expenses increased $19.0 million, or 6.6%, for the six months ended June 30, 2005 compared to the same period of 2004.  As a percentage of revenue, direct labor and telecommunications expenses increased to 60.9% for the six months ended June 30, 2005 compared to 59.3% in same period in 2004.  During the six months ended June 30, 2004, we recorded a benefit from the refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expenses.  Excluding the impact of the payroll tax refund, direct labor and telecommunications expenses as a percentage of revenue was 59.6% for the six months ended June 30, 2004.  The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, reduced pricing on a major client contract, and a change in the mix of services provided in the six months ended June 30, 2005 compared to the same period in 2004.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses remained consistent for the six months ended June 30, 2005 compared to the same period of 2004.

Subcontracted expenses for services provided by our India joint venture for the six months ended June 30, 2005 and 2004 were $8.3 million and $6.5 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $6.8 million, or 4.4%, for the six months ended June 30, 2005 compared to the same period in 2004.  The weakening of the U.S. dollar compared to the currencies in the primary jurisdictions that we operate in accounted for an increase of $4.9 million for the six months ended June 30, 2005 compared with the same period in 2004.  As a percentage of revenue, operating, selling and administrative expenses increased to 31.9% for the six months ended June 30, 2005 compared to 31.8% for the same period of 2004.

Asset Impairment and Restructuring Expenses, net

During the six months ended June 30, 2005, we decided to open a previously closed leased facility to temporarily accommodate new business.  In a prior year, we had recorded a restructuring liability for the future scheduled undiscounted lease payments for the closed facility. As a result of the decision to reopen the facility, we reversed the remaining $3.2 million restructuring liability. This reversal was partially offset by severance related to previously announced facility closures, resulting in a net reversal of $2.6 million.

Operating Income

Operating income decreased $4.2 million for the six months ended June 30, 2005 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.5 million, or 8.5%, for the six months ended June 30, 2005 compared to the same period in 2004, as a result of lower borrowings.

Interest Income

Interest income remained consistent for the first quarter of 2005 compared to the same period in 2004.

Equity in Earnings (Losses) of Affiliates

Equity in earnings (losses) of affiliates increased by $0.2 million for the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to higher revenue along with lower training and ramp-up costs resulting in higher operating margins from one of our joint ventures.

Other Income (Expense), Net

Other income (expense), net decreased $0.4 million for the six months ended June 30, 2005 compared to the same period in 2004.  The decrease was primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 32.2% and 29.1% for the six months ended June 30, 2005 and 2004, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

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

Six Months Ended June 30,	2005	2004
	(in thousands)
Net cash flows from:
Operating activities	$3,991	$30,739
Investing activities	(11,170)	(10,978)
Financing activities	8,523	39

2005

In the six months ended June 30, 2005, cash provided by operating activities resulted primarily from income before depreciation and amortization, and other charges of $19.1 million and a $2.6 million increase in other liabilities, partially offset by a $11.8 million increase in trade accounts receivable and other assets and a $5.9 million decrease in trade accounts payable.

In the six months ended June 30, 2005, we used cash for investing activities to purchase $14.0 million of property and equipment and $0.5 million for dividends paid to a minority interest shareholder.  This was partially offset by $3.3 million in proceeds from the cash surrender value of life insurance.

In the six months ended June 30, 2005, cash provided by financing activities resulted in net borrowings of debt and other obligations of $8.5 million.

2004

In the six months ended June 30, 2004, cash provided by operating activities resulted primarily from income before depreciation and amortization, and other charges of $25.4 million and $4.8 million of increases in trade accounts payable and other liabilities and a $1.0 million decrease in other assets offset by increases in trade accounts receivable of $0.5 million.

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

We have a three-year $50 million revolving credit facility that expires in December 2005.  The credit facility is secured by accounts receivable in the United States, Canada and the United Kingdom.  We intend to utilize the facility, as needed, for ongoing working capital requirements and general corporate purposes. At June 30, 2005, we had $40.7 million of available borrowings under the credit facility, and we were in compliance with all financial covenants of the facility.

Our 9.25% Senior Subordinated Notes (the Notes) are due in March 2006.  As the Notes are due within one year, the Company has reclassified the remaining $90.0 million of outstanding bonds to a current liability as of June 30, 2005. We are currently in the process of refinancing the Notes and our revolving credit facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the third quarter of 2005 to be in the range of $8 million to $12 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth. Future acquisitions, if any, may require additional debt or equity financing.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2004.  These contractual obligations and commitments include:

•            $90.0 million of Senior Subordinated Notes as shown in our consolidated condensed balance sheet at June 30, 2005,

•            $27.0 million of revolving credit facility and other local short-term debt as shown in our consolidated condensed balance sheet at June 30, 2005,

•            $9.6 million of capital lease obligations as shown in our consolidated condensed balance sheet at June 30, 2005, and

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

Related Party Transactions

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  These investments are included in investments in affiliates in consolidated financial statements.  As of June 30, 2005 and December 31, 2004, the investment in our India joint venture was approximately

$4.0 million and $4.1 million, respectively.  Subcontracted services provided by our India joint venture for the three months ended June 30, 2005 and 2004 were $4.3 million and $3.1 million, respectively, and for the six months ended June 30, 2005 and 2004 were $8.3 million and $6.5 million, respectively and are included in subcontracted and other services expenses in the accompanying consolidated statements of operations. The Company had payables to our India joint venture of $3.5 million and $3.0 million at June 30, 2005 and December 31, 2004, respectively, which are included in trade accounts payable in the consolidated financial statements.

As of June 30, 2005 and December 31, 2004, the investment in certain Latin America affiliates was approximately $12.9 million and $12.4 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint ventures for the three and six month periods ended June 30, 2005 and 2004 were not material.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the consolidated financial statements for the pro forma net income and net income per share amounts, for the three and six month periods ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income and net income per share.

In October 2004, The American Jobs Creation Act of 2004 (the Act) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2).  FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented would affect our tax provision and deferred tax assets and liabilities. Due to the complexity and uncertainty of applying the provisions of the Act, the income tax effects of such repatriation cannot be reasonably estimated at this time.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our Senior Subordinated Notes and capital lease obligations are fixed, but rates on borrowings under our bank credit facility are variable. During the three-month and six-month periods ended June 30, 2005, our average borrowings under our revolving credit facility were $14.6 million and $12.8 million, respectively.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Investment Risk

We do not use derivative financial or commodity instruments.  Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, current and long-term debt.  Our cash and cash equivalents, accounts receivable, accounts payable, and current debt balances are short-term in nature and do not expose us to material investment risk.  Our Senior Subordinated Notes had a book value of $90 million at June 30, 2005 and December 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)          Date and Type of Meeting

The Company held its Annual Meeting of Stockholders on May 12, 2005.

(b)       Matters Voted Upon and Number of Votes Cast

There were 56,590,826 shares of Common Stock represented at the meeting in person or by proxy. One proposal was presented to the stockholders for the election of two directors for three-year terms.  The voting on the proposal was as follows:

	FOR	WITHHELD
Rohit M. Desai	55,229,111	1,361,715
Nigel T. Gourlay	55,393,171	1,197,655

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

SITEL Corporation
(Registrant)

Date:	August 9, 2005	By /s/ Jorge A. Celaya
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