Form 10-Q
period 2005-09-30
SITEL CORP
filed 2005-11-09
CIK 943820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).

YES  ☐  NO  ☒

COMMON STOCK, $.001 PAR VALUE –73,792,141 SHARES OUTSTANDING AS OF OCTOBER 31, 2005

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1	–	Financial Statements

Consolidated Condensed Statements of Operations
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

Signature

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$243,988	$229,454	$746,966	$713,577

Operating expenses:
Direct labor and telecommunications expenses	147,417	138,230	453,530	425,390
Subcontracted and other services expenses	12,034	12,401	37,808	38,238
Operating, selling and administrative expenses	80,502	77,785	241,059	231,547
Asset impairment and restructuring expenses	4,616	—	2,007	—
Total operating expenses	244,569	228,416	734,404	695,175

Operating income (loss)	(581)	1,038	12,562	18,402

Other income (expense):
Interest expense	(3,403)	(3,055)	(9,199)	(9,387)
Interest income	144	152	404	394
Equity in earnings (loss) of affiliates	27	298	315	368
Other income (expense), net	53	(70)	22	(462)
Total other expense, net	(3,179)	(2,675)	(8,458)	(9,087)

Income (loss) before income taxes and minority interest	(3,760)	(1,637)	4,104	9,315

Income tax expense (benefit)	(3,522)	67	(991)	3,250
Minority interest	877	32	1,544	456

Net income (loss)	$(1,115)	$(1,736)	$3,551	$5,609

Weighted average common shares outstanding:
Basic	74,448	73,710	73,986	73,671
Diluted	74,448	73,710	74,290	74,089

Earnings per share:
Basic	$(0.01)	$(0.02)	$0.05	$0.08
Diluted	$(0.01)	$(0.02)	$0.05	$0.08

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,792	$28,906
Trade accounts receivable (net of allowance for doubtful accounts of $2,467 and $2,391, respectively)	195,025	191,391
Prepaid expenses and other assets	15,942	15,859
Deferred income taxes	2,234	1,313
Total current assets	249,993	237,469

Property and equipment, net	77,254	86,057

Other assets:
Goodwill	46,503	48,276
Investment in affiliates	16,761	16,466
Other assets	11,504	8,420
Deferred income taxes	6,675	843
Total assets	$408,690	$397,531

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$18,797	$18,802
Current portion of capital lease obligations	2,487	3,202
Trade accounts payable	23,426	29,217
Accrued wages, salaries and bonuses	45,718	50,271
Accrued operating expenses	41,904	43,245
Deferred revenue and other	10,111	8,852
Income taxes payable	2,048	1,107
Total current liabilities	144,491	154,696

Long-term debt and other liabilities:
Long-term debt, excluding current portion	116,584	90,000
Capital lease obligations, excluding current portion	6,733	8,393
Other liabilities	8,630	8,949
Deferred income taxes	141	205
Total liabilities	276,579	262,243

Minority interests	3,870	2,629
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,455,729 and 74,433,629 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,890	168,871
Accumulated other comprehensive income	256	8,342
Accumulated deficit	(40,060)	(43,611)
Less treasury stock, at cost, 663,588 and 707,927 common shares, respectively	(919)	(1,017)
Total stockholders’ equity	128,241	132,659
Total liabilities and stockholders’ equity	$408,690	$397,531

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$3,551	$5,609
Adjustments to reconcile net income to net cash flows from operating activities:
Asset impairment and restructuring provision	2,007	—
Depreciation and amortization	27,248	26,682
Loss on disposal of assets	163	45
Provision for deferred income taxes	(7,112)	(284)
Equity in earnings (loss) of affiliates	(315)	(368)
Minority interest in net income of consolidated subsidiaries	1,544	456
Changes in operating assets and liabilities:
Trade accounts receivable	(14,347)	(2,426)
Other assets	509	1,629
Trade accounts payable	(4,715)	(7,394)
Other liabilities	1,351	6,934
Net cash flows from operating activities	9,884	30,883

Cash flows from investing activities:
Purchases of property and equipment	(20,904)	(17,104)
Proceeds from cash surrender value of life insurance	3,274	—
Dividend received from affiliates	—	1,747
Dividend paid to minority interest shareholder	(450)	—
Proceeds from the sale of property and equipment	98	9
Other	—	(310)
Net cash flows from investing activities	(17,982)	(15,658)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility and other current debt	59,270	(1,415)
Borrowings on term loans	55,000	—
Repayment of Subordinated Notes	(90,000)	—
Repayments of capital lease obligations	(2,376)	(2,297)
Debt issuance costs	(5,503)	—
Proceeds from stock options exercised, net of tax	—	146
Treasury stock reissuances	116	89
Net cash flows from financing activities	16,507	(3,477)
Effect of exchange rates on cash	(523)	518
Net increase in cash	7,886	12,266
Cash and cash equivalents, beginning of period	28,906	29,850
Cash and cash equivalents, end of period	$36,792	$42,116

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,345	$1,453

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” below for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six month periods ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of operations and net income per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(1,115)	$(1,736)	$3,551	$5,609
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(164)	(249)	(410)	(747)
Pro forma	$(1,279)	$(1,985)	$3,141	$4,862

Income (loss) per common share:
As reported:
Basic	$(0.01)	$(0.02)	$0.05	$0.08
Diluted	(0.01)	(0.02)	0.05	0.08
Pro forma:
Basic	(0.02)	(0.03)	0.04	0.07
Diluted	(0.02)	(0.03)	0.04	0.07

The fair value of options granted during the nine months ended September 30, 2004, was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2004

Volatility factor	50.3%
Risk-free interest rate	3.6%
Expected life (in years)	5
Dividend yield	0.0%

There were no options granted during the nine-month period ended September 30, 2005.

Significant Clients

Our top 20 clients, which include multiple independently managed business units within the clients’ affiliated group, accounted for 66.4% and 68.5% of our revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 67.4% and 67.2% for the nine-month periods ended September 30, 2005 and 2004, respectively.  Hewlett-Packard Company business units were responsible for 11.8% and 11.4% of our revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 12.0% and 11.3% of our revenue for the nine-month periods ended September 30, 2005 and 2004, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.9% and 13.9% of our total revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and were responsible for 12.0% and 15.8% for the nine-

month periods ended September 30, 2005, and 2004, respectively.  The primary General Motors contract expires in December 2005, while a second contract terminated in June 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.

Reclassifications

We have reclassified certain prior-period amounts for comparative purposes.  These reclassifications did not affect consolidated net loss for the periods presented.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine-month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,115)	$(1,736)	$3,551	$5,609
Other comprehensive income (loss):
Currency translation adjustment	956	3,063	(8,086)	501
Comprehensive income (loss)	$(159)	$1,327	$(4,535)	$6,110

Accumulated other comprehensive income (loss) included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3. Asset Impairment and Restructuring Expenses

We summarize the components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet in the following table:

		Facility
		Closure or	Grant
	Severance	Reduction	Reimbursement	Total
December 31, 2004	$4.2	$5.9	$—	$10.1
Expensed	2.4	—	3.1	5.5
Reversed	—	(3.5)	—	(3.5)
Paid	(4.8)	(1.0)	—	(5.8)
Other	(0.1)	(0.1)	—	(0.2)
September 30, 2005	$1.7	$1.3	$3.1	$6.1

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

On July 7, 2005, in continuation of the previously announced profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions include closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 60 employees. We expect approximately 20 positions will be reduced by attrition and the remainder by severance.  We recorded restructuring expenses of $1.7 million for severance expenses incurred during the three months ended September 30, 2005 as a result of these actions.  In addition, we recorded $0.7 million of severance expenses as a result of previously announced actions.

As a result of the facility closures, we will no longer be able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.1 million during the three months ended September 30, 2005, to establish a liability for the obligation to repay such amounts.

We estimate that we will record an additional $3.4 million to $5.0 million of costs during our fourth quarter of fiscal year 2005 for the remaining severance, facilities costs and the disposal of certain capital equipment. The majority of the severance cost is expected to be paid out by the end of fiscal year 2005, and the facilities costs are expected to be paid out over the remaining lease terms, which range from several months to approximately 5 years. We expect to complete these activities by the end of fiscal year 2005.

The following table illustrates the remaining anticipated costs by major categories (in thousands):

Description	Estimated Range
Cash charges:
Employee severance	$0.5	to	$0.7
Facilities leases	1.3	to	2.5
Total cash charges	1.8	to	3.2

Non-cash charges:
Fixed asset disposals	1.6	to	1.8
Total non-cash charges	1.6	to	1.8

Total charges	$3.4	to	$5.0

During the nine months ended September 30, 2005, we decided to open previously closed leased facilities in North America to temporarily accommodate new business.  In a prior year, we had recorded a restructuring liability for the future scheduled lease payments for the closed facilities. As a result of the decision to reopen the facilities, we reversed the remaining $3.5 million restructuring liability.

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

Subcontracted expenses for services provided by our India joint venture were $3.4 million and $3.0 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $11.7 million and $9.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively.  The Company had payables to our India joint venture of $2.9 million and $3.0 million at September 30, 2005 and December 31, 2004, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

As of September 30, 2005 and December 31, 2004, the investment in certain Latin America affiliates was approximately $13.3 million and $12.4 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint venture for the three-month and nine-month periods ended September 30, 2005 and 2004 were not material.

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

Vesting terms vary with each grant, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options. At September 30, 2005 there were approximately 6.1 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of September 30, 2005, options granted under these plans aggregating 2.2 million remained outstanding with strike prices ranging from $2.41 to $19.50.  The last of these options will expire on February 1, 2009.  We will not grant additional options under these plans.

The following table sets forth shares subject to options:

		Weighted-Average
	Number	Exercise
	of Options	Price per Share

Balance, January 1, 2005	6,808,736	$3.68
Granted	—	—
Exercised	(22,100)	1.49
Canceled	(620,067)	3.52
Balance, September 30, 2005	6,166,569	$3.60

The options exercisable at the end of each period were:

		Weighted-Average
	Number	Exercise
	of Options	Price per Share

December 31, 2004	3,716,345	$4.28
September 30, 2005	3,672,988	$4.08

The following table summarizes stock options outstanding at September 30, 2005:

		Weighted	Weighted
		Average	Average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Life	Price

$1.24 to $1.75	683,500	7.5	$1.56
$1.76 to $4.00	4,250,650	4.2	$3.08
$4.01 to $6.33	649,742	3.6	$4.85
$6.34 to $7.22	402,277	4.1	$6.70
$7.23 to $12.66	120,400	2.4	$9.76
$12.67 to $20.00	60,000	1.5	$17.35

The following table summarizes stock options exercisable at September 30, 2005:

		Weighted
		Average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price

$1.24 to $1.75	336,457	$1.57
$1.76 to $4.00	2,104,512	$3.04
$4.01 to $6.33	649,742	$4.85
$6.34 to $7.22	402,277	$6.70
$7.23 to $12.66	120,000	$9.75
$12.67 to $20.00	60,000	$17.35

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

Bankruptcy OP Computers SPA vs. SITEL Kingston Limited (now known as Mitre Telesales Limited) was filed in April 2004 in the Court of Ivrea in Milan, Italy.  The receivers asserted that Mitre, as a former supplier to Olivetti, is required under Italian bankruptcy law to return €5,349,025 (approximately $6.9 million) in payments Olivetti had allegedly paid Mitre during a one-year “clawback” period, which allegedly runs from March 9, 1998 until March 9, 1999, the alleged date Olivetti filed for receivership.  Mitre filed its Defence with the court in November 2004.  The Defence outlined the facts and reasons why Mitre did not and should not reasonably have known of Olivetti’s insolvent state during the time that Mitre was performing services for Olivetti.  Counsel for Mitre Telesales Limited and for the receiver have recently engaged in settlement discussions and have reached an oral agreement which is subject to confirmation by the receiver and the bankruptcy court.  While confirmation cannot be assured, on the basis of present information and advice from counsel, the Company and its subsidiary Mitre Telesales Limited believe that confirmation is likely.  In such case the matter would be settled for the amount that the Company has already accrued for such purpose and would not have a material adverse effect on the Company’s results or financial condition.

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

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At September 30, 2005, we had 3.2 million options, which have been excluded from the nine-month diluted net income per share computation because their exercise price exceeds the fair market value.  For the three-month diluted net income per share computation, all 6.2 million options were excluded from the computation due to the net loss.  At September 30, 2004, all 6.6 million options were excluded from the diluted net income per share computation due to the net loss for the three and nine month periods.

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

Note 9. Debt

On August 19, 2005, the Company entered into a five year $145 million credit facility (the Credit Facility) with certain lenders. The Credit Facility is comprised of two credit agreements (the Credit Agreements). A Credit Agreement with Wells Fargo Foothill, Inc., entered into by US and foreign borrowers, consists of a senior revolving credit facility (Revolver) of $90 million and an amortizing term loan (Term Loan A) of $20 million, secured by a first lien on the Company’s assets in the United States and a first lien on the Company’s accounts receivable and related assets and deposit accounts in Canada, the United Kingdom, Ireland and Germany.  A second Credit Agreement with Ableco Finance LLC, entered into by US borrowers, provides for a bullet-repayment term loan (Term Loan B) of $35 million secured by a second lien on the Company’s assets in the United States.  Certain other non-U.S. subsidiaries have guaranteed the obligations of the foreign borrowers.

Borrowings under each Credit Agreement bear interest, at the Company’s option, at either the Prime Rate plus the Applicable Margins or the LIBOR Rate plus the Applicable Margins (each term as defined in the Credit Agreements). The Term Loan A requires monthly principal payments of $0.3 million each, with the balance payable at maturity.  On September 30, 2005, the weighted average interest rates applicable to the Revolver and Term Loan A were each 6.7% and the interest rate applicable to the Term Loan B was 10.3%.

The Credit Agreements require prepayment from excess cash flow and proceeds of certain asset sales, debt issuances, and extraordinary receipts. The Company may prepay the term loans without prepayment premium under certain circumstances.  If the Credit Facility is terminated during the first four years, the applicable prepayment premium is 4% in year one on the maximum Revolver and any remaining principal of Term Loan A, declining by one percent each year thereafter, and 2% on any remaining principal of Term Loan B, declining by one-half percent each year thereafter.

The Credit Agreements contain covenants that among other things limit the ability of the Company and certain other subsidiaries to incur indebtedness; incur liens; liquidate, merge or consolidate with others; sell assets; change the nature of its business; prepay or amend the terms of other indebtedness; have a change in control; pay dividends or make certain other restricted payments; make investments; enter into certain transactions with affiliates; or permit liens or indebtedness above certain limits in other subsidiaries.  The Company must also comply with certain financial covenants.

The Credit Agreements contain events of default including failure to make required payments; failure to comply with covenants or other agreements in the Credit Agreements; failure to pay, or the right of acceleration of, certain other indebtedness; certain events of bankruptcy, insolvency, and injunction; material breach of representations and warranties; and certain judgments.  Upon the occurrence and continuance of an event of default, amounts due under the Credit Agreements may be accelerated.

On August 19, 2005, we used proceeds of the Revolver under the Credit Facility to repay amounts outstanding under our existing revolving credit facility with Fleet Capital Corporation that was to expire on December 27, 2005.

On September 21, 2005, we used the proceeds of Term Loan A, Term Loan B, and an additional drawing under the Revolver to redeem the outstanding 9.25% Senior Subordinated Notes (the Notes) that were due March 2006.

At September 30, 2005, we had $120.2 million outstanding under the Credit Agreements, of which $3.6 million is included in revolving credit facility and other current debt in the accompanying consolidated condensed balance sheet.  The remainder is included in long-term debt in the accompanying consolidated condensed balance sheet.  At September 30, 2005, we were in compliance with all covenants under the Credit Agreements.

Annual repayments of the Credit Facility for the years ending December 31, are as follows (in thousands):

Amount

2005	$900
2006	3,600
2007	3,600
2008	3,600
2009	3,600
2010	104,884
Total	$120,184

As a result of the repayment of the Fleet revolving credit facility and redemption of the Notes, the Company recorded a non-cash pre-tax charge of approximately $0.4 million during the three month period ended September 30, 2005 to write-off previously capitalized debt issuance costs, which is included in interest expense in the accompanying consolidated condensed statements of operations.

Note 10.  Income Taxes

During the three months ended September 30, 2005, we recorded a non-cash tax benefit of approximately $5.8 million, which is included in income tax expense (benefit) in the accompanying consolidated condensed statements of operations. This tax benefit results from the release of a valuation allowance associated with deferred tax assets in one of our European business units. The decision to release this valuation allowance was based on a sustained improvement of earnings combined with an improved financial outlook for the business unit. The improved financial situation led management to decide that the tax losses in the business unit would be fully utilized before they expire.

In the future, we will continue to periodically assess the recoverability of the remaining deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in the US and certain foreign jurisdictions. In addition, the deferred tax asset and its potential realizability will be evaluated to determine if a portion of the valuation allowance should be reversed. Any reversal of this valuation allowance in the future will result in a reduction of our effective tax rate.

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

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Operations, which present the results of our operations for the three and nine month periods ended September 30, 2005 and 2004, and are summarized on the following pages. We analyze and explain the differences between periods for the components of operations in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

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

Our results of operations and operating cash flows may vary with periodic wins, expansions, and losses of client contracts and with changes in the scope of client requirements.  Our top 20 clients accounted for 66.4% and 68.5% of our revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 67.4% and 67.2% for the nine-month periods ended September 30, 2005 and 2004, respectively.  Some of these top 20 clients include multiple business units within the clients’ affiliated group.  Hewlett-Packard Company business units were responsible for 11.8% and 11.4% of our revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 12.0% and 11.3% for the nine-month periods ended September 30, 2005 and 2004, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.9% and 13.9% of our revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 12.0% and 15.8% for the nine-month periods ended September 30, 2005 and 2004, respectively. On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for General Motors’ North American Vehicle Sales, Service, and Marketing Group through December 31, 2005.  An existing agreement under which we supported OnStar operations terminated effective June 22, 2004. We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2005 Compared with the Same Periods of 2004

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Operations

The following table summarizes our statement of operations data on a percentage-of-revenue basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
	(in thousands)				(in thousands)
Revenue	$243,988	100.0%	$229,454	100.0%	$746,966	100.0%	$713,577	100.0%

Direct labor and telecommunications expenses	147,417	60.4%	138,230	60.2%	453,530	60.7%	425,390	59.6%
Subcontracted and other services expenses	12,034	4.9%	12,401	5.4%	37,808	5.1%	38,238	5.4%
Operating, selling and administrative expenses	80,502	33.0%	77,785	33.9%	241,059	32.3%	231,547	32.4%
Asset impairment and restructuring expenses	4,616	1.9%	—	0.0%	2,007	0.3%	—	0.0%
Operating income (loss)	(581)	-0.2%	1,038	0.5%	12,562	1.7%	18,402	2.6%

Interest expense	(3,403)	-1.4%	(3,055)	-1.3%	(9,199)	-1.2%	(9,387)	-1.3%
Interest income	144	0.1%	152	0.1%	404	0.1%	394	0.1%
Equity in earnings (loss) of affiliates	27	0.0%	298	0.1%	315	0.0%	368	0.1%
Other income (expense), net	53	0.0%	(70)	0.0%	22	0.0%	(462)	-0.1%
Income (loss) before income taxes and minority interest	(3,760)	-1.5%	(1,637)	-0.7%	4,104	0.5%	9,315	1.3%

Income tax expense (benefit)	(3,522)	-1.4%	67	0.0%	(991)	-0.1%	3,250	0.5%
Minority interest	877	0.4%	32	0.0%	1,544	0.2%	456	0.1%
Net income (loss)	$(1,115)	-0.5%	$(1,736)	-0.8%	$3,551	0.5%	$5,609	0.8%

Three Month Period Ended September 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $14.5 million, or 6.3%, in the three months ended September 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Three months			$	%
ended September 30,	2005	2004	Change	Change
		(in millions)
North America	$124.0	$117.5	$6.5	5.5%
Europe	95.2	93.0	2.2	2.4%
Asia Pacific	13.4	11.4	2.0	17.5%
Latin America	11.4	7.6	3.8	50.0%
Totals	$244.0	$229.5	$14.5	6.3%

North American revenue increased $6.5 million for the three months ended September 30, 2005 compared to the same period in 2004.  A $11.2 million increase, primarily as a result of an increase in customer care and technical support programs, was partially offset by a $4.7 million decrease in customer acquisition and risk management services.  The weakening of the U.S. dollar versus the Canadian dollar accounted for $0.4 million of the increase.

European revenue increased $2.2 million for the three months ended September 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in a $2.8 million increase, partially offset by a $0.6 million decrease due to the strengthening of the U.S. dollar versus the British pound and the Euro.

Asia Pacific revenue increased $2.0 million for the three months ended September 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in $1.2 million of the increase.  The weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $0.8 million of the increase.

Latin American revenue increased $3.8 million for the three months ended September 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in $2.3 million of the increase.  The weakening of the U.S. dollar versus the Brazilian Real resulted in the remaining $1.5 million of the increase.

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

Direct labor and telecommunications expenses as a percentage of revenue for the three months ended September 30, 2005 were consistent with the same period in 2004.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses decreased $0.4 million for the three months ended September 30, 2005 compared to the same period of 2004.  The decrease was primarily the result of lower subcontracted IT costs to support client programs.

Subcontracted expenses for services provided by our India joint venture for the three months ended September 30, 2005 and 2004 were $3.4 million and $3.0 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $2.7 million for the three months ended September 30, 2005 compared to the same period of 2004.  The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for $1.0 million of the increase.  The remainder of the increase in these expenses was associated with our revenue increase.  As a percentage of revenue, operating, selling and administrative expenses decreased to 33.0% for the three months ended September 30, 2005 compared to 33.9% for the same period of 2004.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

Asset Impairment and Restructuring Expense

On July 7, 2005, in continuation of the previously announced profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions include closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 60 employees. We expect approximately 20 positions will be reduced by attrition and the remainder by severance.  We recorded restructuring expenses of $1.7 million for severance expenses incurred during the three months ended September 30, 2005 as a result of these actions.

As a result of the facility closures, we will no longer be able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.1 million during the three months ended September 30, 2005, to establish a liability for the obligation to repay such amounts.

We estimate that we will record an additional $3.4 million to $5.0 million of costs during our fourth quarter of fiscal year 2005 for the remaining severance, facilities costs and the disposal of certain capital equipment. The majority of the severance cost is expected to be paid out by the end of fiscal year 2005, and the facilities costs are expected to be paid out over the remaining lease terms, which range from several months to approximately 5 years. We expect to complete these activities by the end of fiscal year 2005.

Description	Estimated Range
Cash charges:
Employee severance	$0.5	to	$0.7
Facilities leases	1.3	to	2.5
Total cash charges	1.8	to	3.2

Non-cash charges:
Fixed asset disposals	1.6	to	1.8
Total non-cash charges	1.6	to	1.8

Total charges	$3.4	to	$5.0

During the three months ended September 30, 2005, we decided to open a previously closed leased facility in North America to temporarily accommodate new business.  In a prior year, we had recorded a restructuring liability for the future scheduled lease payments for the closed facility. As a result of the decision to reopen the facility, we reversed the remaining $0.2 million restructuring liability.

There were no restructuring expenses for the same period in 2004.

Operating Income (Loss)

Operating income declined by $1.6 million to an operating loss of $0.6 million for the three months ended September 30, 2005 compared to $1.0 million operating income for the same period in 2004 due to the factors discussed above.

Interest Expense

Interest expense increased $0.3 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily as a result of $0.4 million write-off of previously capitalized debt issuance costs.

Interest Income

Interest income remained consistent for the three months ended September 30, 2005 compared to the same period in 2004.

Equity in Earnings (loss) of Affiliates

Equity in earnings (loss) of affiliates decreased for the three months ended September 30, 2005 compared to the same period in 2004 primarily as a result of reduced volumes from our India joint venture following flooding that occurred at their Mumbai facility during the quarter.

Other Income (Expense), Net

Other income (expense), net increased $0.1 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

The effective tax rate for the three-months ended September 30, 2005, was more than the statutory U.S. Federal rate of 35% due to not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

During the three months ended September 30, 2005, we recorded a non-cash tax benefit of approximately $5.8 million, which is included in income tax expense (benefit) in the accompanying consolidated condensed statements of operations. This tax benefit results from the release of a valuation allowance associated with deferred tax assets in one of our European business units. The decision to release this valuation allowance was based on a sustained improvement of earnings combined with an improved financial outlook for the business unit. The improved financial situation led management to decide that the tax losses in the business unit would be fully utilized before they expire.

Income tax expense as a percentage of income before income taxes and minority interest was 4.1% for the three-months ended September 30, 2004. The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

Nine Months Ended September 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $33.4 million, or 4.7%, for the nine months ended September 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Nine months			$	%
ended September 30,	2005	2004	Change	Change
		(in millions)
North America	$370.5	$370.4	$0.1	0.0%
Europe	309.2	290.9	18.3	6.3%
Asia Pacific	38.3	30.9	7.4	23.9%
Latin America	29.0	21.4	7.6	35.5%
Totals	$747.0	$713.6	$33.4	4.7%

Despite the previously announced loss of an account and reduced pricing on a major client contract in 2004, North American revenue remained consistent for the nine months ended September 30, 2005 compared to the same period in 2004.  During the nine months ended September 30, 2005, technical support revenue increased $26.3 million offset by decreases in customer care and acquisition revenue of $12.7 million and risk management of $14.5 million.

European revenue increased $18.3 million for the nine months ended September 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in $9.8 million of the increase.  The weakening of the U.S. dollar versus the British pound and Euro accounted for the remaining $8.5 million of the increase.

Asia Pacific revenue increased $7.4 million for the nine months ended September 30, 2005 compared to the same period in 2004.  Higher sales volume from new and existing clients resulted in $4.8 million of the increase.   The weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $2.6 million of the increase.

Latin American revenue increased $7.6 million for the nine months ended September 30, 2005 compared to the same period in 2004.  Higher sales volume from new and existing clients resulted in $4.5 million of the increase.  The weakening of the U.S. dollar versus the Brazilian Real accounted for the remaining $3.1 million of the increase.

Direct Labor and Telecommunications Expenses

During the nine months ended September 30, 2005, direct labor and telecommunications expenses as a percentage of revenue increased to 60.7% compared to 59.6% in same period in 2004.  The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, reduced pricing on a major client contract, and a change in the mix of services provided in the nine months ended September 30, 2005 compared to the same period in 2004.  During the nine months ended September 30, 2005, direct labor and telecommunications expenses were lower due to the impact of the recording of a benefit from a refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expense.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses decreased $0.4 million for the nine months ended September 30, 2005 compared to the same period in 2004.  The decrease was primarily the result of lower subcontracted IT costs to support client programs.

Subcontracted expenses for services provided by our India joint venture for the nine months ended September 30, 2005 and 2004 were $11.7 million and $9.4 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $9.5 million for the nine months ended September 30, 2005 compared to the same period in 2004.  The weakening of the U.S. dollar compared to the primary jurisdictions that we operate in accounted for $6.2 million of the increase.  The remainder of the increase in these expenses was associated with our revenue increase.  As a percentage of revenue, operating, selling and administrative expenses decreased to 32.3% for the nine months ended September 30, 2005 compared to 32.4% for the same period of 2004.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

Asset Impairment and Restructuring Expenses

On July 7, 2005, in continuation of the previously announced profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions include closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 60 employees. We expect approximately 20 positions will be reduced by attrition and the remainder by severance.  We recorded restructuring expenses of $1.7 million for severance expenses incurred during the nine months ended September 30, 2005 as a result of these actions.  In addition, we recorded $0.7 million of severance expenses as a result of previously announced actions.

As a result of the facility closures, we will no longer be able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.1 million during the nine months ended September 30, 2005, to establish a liability for the obligation to repay such amounts.

During the nine months ended September 30, 2005, we decided to open previously closed leased facilities in North America to temporarily accommodate new business.  In a prior year, we had recorded a restructuring liability for the future scheduled lease payments for the closed facilities. As a result of the decision to reopen the facilities, we reversed the remaining $3.5 million restructuring liability.

There were no restructuring expenses for the same period in 2004.

Operating Income

Operating income decreased $5.8 million for the nine months ended September 30, 2005 compared to the same period in 2004 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.2 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to lower average borrowings.  This decrease was partially offset by the $0.4 million write-off of previously capitalized debt issuance costs.

Interest Income

Interest income remained consistent for the nine months ended September 30, 2005 compared to the same period in 2004.

Equity in Earnings (loss) of Affiliates

Equity in earnings (loss) of affiliates remained consistent for the nine months ended September 30, 2005 as compared to the same period in 2004.

Other Income (Expense), Net

Other income (expense), net increased $0.5 million for the nine months ended September 30, 2005 compared to the same period in 2004.  The increase was primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

The effective tax rate for the nine-months ended September 30, 2005, was more than the statutory U.S. Federal rate of 35% due to not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

During the three months ended September 30, 2005, we recorded a non-cash tax benefit of approximately $5.8 million, which is included in income tax expense (benefit) in the accompanying consolidated condensed statements of operations. This tax benefit results from the release of a valuation allowance associated with deferred tax assets in one of our European business units. The decision to release this valuation allowance was based on a sustained improvement of earnings combined with an improved financial outlook for the business unit. The improved financial situation led management to decide that the tax losses in the business unit would be fully utilized before they expire.

Income tax expense as a percentage of income before income taxes and minority interest was 35% for the nine months ended September 30, 2004.

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

Nine Months Ended September 30,	2005	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$9,884	$30,883
Investing activities	(17,982)	(15,658)
Financing activities	16,507	(3,477)

2005

In the nine months ended September 30, 2005, cash provided by operating activities resulted primarily from $27.1 million in income before depreciation and amortization, and other non-cash charges and benefits, a $0.5 million decrease in other assets and a $1.4 million decrease in other liabilities, partially offset by a $14.3 million increase in account receivable and a $4.7 million decrease in trade accounts payable.

In the nine months ended September 30, 2005, we used cash for investing activities to purchase $20.9 million of property and equipment and used $0.5 million for dividends paid to a minority interest shareholder.  This was partially offset by $3.3 million in proceeds from the cash surrender value of life insurance.

In the nine months ended September 30, 2005, cash provided by financing activities resulted from net borrowings of debt and other obligations of $21.9 million, offset by the payment of $5.5 million of debt issue costs associated with the new Credit Facility.

2004

In the nine months ended September 30, 2004, cash provided by operating activities resulted primarily from $32.1 million in income before depreciation and amortization, and other charges, a $1.6 million decrease in other assets and a $6.9 million increase in other liabilities, partially offset by a $2.4 million increase in trade accounts receivable and a $7.4 million decrease in trade accounts payable.

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

On August 19, 2005, the Company entered into a five year $145 million credit facility (the Credit Facility) with certain lenders. The Credit Facility is comprised of two credit agreements (the Credit Agreements). A Credit Agreement with Wells Fargo Foothill, Inc., entered into by US and foreign borrowers, consists of a senior revolving credit facility (Revolver) of $90 million and an amortizing term loan (Term Loan A) of $20 million, secured by a first lien on the Company’s assets in the United States and a first lien on the Company’s accounts receivable and related assets and deposit accounts in Canada, the United Kingdom, Ireland and Germany.  A second Credit Agreement with Ableco Finance LLC, entered into by US borrowers, provides for a bullet-repayment term loan (Term Loan B) of $35 million secured by a second lien on the Company’s assets in the United States.  Certain other non-U.S. subsidiaries have guaranteed the obligations of the foreign borrowers.

Borrowings under each Credit Agreement bear interest, at the Company’s option, at either the Prime Rate plus the Applicable Margins or the LIBOR Rate plus the Applicable Margins (each term as defined in the Credit Agreements). The Term Loan A requires monthly principal payments of $0.3 million each, with the balance payable at maturity.  On September 30, 2005, the weighted average interest rates applicable to the Revolver and Term Loan A were each 6.7% and the interest rate applicable to the Term Loan B was 10.3%.

The Credit Agreements require prepayment from excess cash flow and proceeds of certain asset sales, debt issuances, and extraordinary receipts. The Company may prepay the term loans without prepayment premium under certain circumstances.  If the Credit Facility is terminated during the first four years, the applicable prepayment premium is 4% in year one on the maximum Revolver and any remaining principal of Term Loan A, declining by one percent each year thereafter, and 2% on any remaining principal of Term Loan B, declining by one-half percent each year thereafter.

The Credit Agreements contain covenants that among other things limit the ability of the Company and certain other subsidiaries to incur indebtedness; incur liens; liquidate, merge or consolidate with others; sell assets; change the nature of its business; prepay or amend the terms of other indebtedness; have a change in control; pay dividends or make certain other restricted payments; make investments; enter into certain transactions with affiliates; or permit liens or indebtedness above certain limits in other subsidiaries.  The Company must also comply with certain financial covenants.

The Credit Agreements contain events of default including failure to make required payments; failure to comply with covenants or other agreements in the Credit Agreements; failure to pay, or the right of acceleration of, certain other indebtedness; certain events of bankruptcy, insolvency, and injunction; material breach of representations and warranties; and certain judgments.  Upon the occurrence and continuance of an event of default, amounts due under the Credit Agreements may be accelerated.

On August 19, 2005, we used proceeds of the Revolver under the Credit Facility to repay amounts outstanding under our existing revolving credit facility with Fleet Capital Corporation that was to expire on December 27, 2005.

On September 21, 2005, we used the proceeds of Term Loan A, Term Loan B, and an additional drawing under the Revolver to redeem the outstanding 9.25% Senior Subordinated Notes (the Notes) that were due March 2006.

At September 30, 2005, we had $120.2 million outstanding under the Credit Agreements, of which $3.6 million is included in revolving credit facility and other current debt in the accompanying consolidated condensed balance sheet.

The remainder is included in long-term debt in the accompanying consolidated condensed balance sheet.  At September 30, 2005, we were in compliance with all covenants under the Credit Agreement.

Annual repayments of the Credit Facility for the years ending December 31, are as follows (in thousands):

Amount

2005	$900
2006	3,600
2007	3,600
2008	3,600
2009	3,600
2010	104,884
Total	$120,184

At September 30, 2005, we had $24.8 million remaining under the credit facility, and we were in compliance with all financial covenants of the facility.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the fourth quarter of 2005 to be in the range of $8 million to $12 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth. Future acquisitions, if any, may require additional debt or equity financing.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2004.  These contractual obligations and commitments include:

•                                          $15.2 million of other local short-term debt as shown in our consolidated condensed balance sheet at September 30, 2005,

•                                          $9.2 million of capital lease obligations as shown in our consolidated condensed balance sheet at September 30, 2005, and

•                                          operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2018.

As summarized in Note 9 to the Consolidated Financial Statements of this Report on Form 10-Q, the Company entered into a five-year Credit Facility on August 19, 2005.  The following table summarizes the obligations under the Credit Facility as of September 30, 2005:

		Less than
	Total	1 year	1-3 years	4-5 years
	(in thousands)
Long-term debt	$120,184	$3,600	$7,200	$109,384

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

Subcontracted expenses for services provided by our India joint venture were $3.4 million and $3.0 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $11.7 million and $9.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively.  The Company had payables to our India joint venture of $2.9 million and $3.0 million at September 30, 2005 and December 31, 2004, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

As of September 30, 2005 and December 31, 2004, the investment in certain Latin America affiliates was approximately $13.3 million and $12.4 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint venture for the three-month and nine-month periods ended September 30, 2005 and 2004 were not material.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the consolidated financial statements for the pro forma net income and net income per share amounts, for the three and six month periods ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of income and net income per share.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our Credit Facility are variable. During the three-month and nine-month periods ended September 30, 2005, our average borrowings under our prior Fleet revolving credit facility and the existing Revolver were $23.0 million and $16.2 million, respectively.  Borrowings under the Term Loan A and Term Loan B were $20 million and $35 million, respectively, at September 30, 2005.  A hypothetical 10% change in interest rates would increase or decrease quarterly interest expense by approximately $0.2 million.

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

Bankruptcy OP Computers SPA vs. SITEL Kingston Limited (now known as Mitre Telesales Limited) was filed in April 2004 in the Court of Ivrea in Milan, Italy.  The receivers asserted that Mitre, as a former supplier to Olivetti, is required under Italian bankruptcy law to return €5,349,025 (approximately $6.9 million) in payments Olivetti had allegedly paid Mitre during a one-year “clawback” period, which allegedly runs from March 9, 1998 until March 9, 1999, the alleged date Olivetti filed for receivership.  Mitre filed its Defence with the court in November 2004.  The Defence outlined the facts and reasons why Mitre did not and should not reasonably have known of Olivetti’s insolvent state during the time that Mitre was performing services for Olivetti.  Counsel for Mitre Telesales Limited and for the receiver have recently engaged in settlement discussions and have reached an oral agreement which is subject to confirmation by the receiver and the bankruptcy court.  While confirmation cannot be assured, on the basis of present information and advice from counsel, the Company and its subsidiary Mitre Telesales Limited believe that confirmation is likely.  In such case the matter would be settled for the amount that the Company has already accrued for such purpose and would not have a material adverse effect on the Company’s results or financial condition.

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

SITEL Corporation
(Registrant)

Date: November 9, 2005	By	/s/	Jorge A. Celaya
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