Form 10-Q/A
period 2005-03-31
SITEL CORP
filed 2006-09-14
CIK 943820

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).

YES ☐  NO  ☒

COMMON STOCK, $.001 PAR VALUE – 73,743,490 SHARES OUTSTANDING AS OF APRIL 29, 2005

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

Signature

Exhibit Index

EXPLANATORY NOTE:  This quarterly report on Form 10-Q/A is being filed for the purpose of amending our consolidated financial statements to provide users of our financial information with additional information relative to adjustments recorded during the first quarters of 2005 and 2004.  On February 27, 2006, we determined that it was appropriate to restate previously issued consolidated financial statements to record these adjustments.

As described in Note 2 of the consolidated condensed financial statements, SITEL Corporation has restated its previously filed consolidated financial statements as of March 31, 2005 and December 31, 2004, and for the quarters ended March 31, 2005 and 2004 included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed with the Securities and Exchange Commission on May 10, 2005.  We identified errors in our financial statements related to accounting irregularities identified at our Brazilian subsidiary including interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts.

We also recorded other adjustments that were previously deemed immaterial.

As a result of the errors referred to above, the net income for the quarters ended March 31, 2005 and 2004 was overstated by $0.9 million and $0.7 million, respectively.

This amendment presents the 2005 First Quarter Form 10-Q, as amended, in its entirety, except for the Supplemental Guarantor Financial Information that is no longer required as a result of the refinancing during the third quarter of 2005, but does not modify or update the disclosure in the 2005 First Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 First Quarter Form 10-Q on May 10, 2005.

All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission (the SEC) subsequent to the date of the original filing of the Annual Report on Form 10-K.  As a result, we recommend that this Form 10-Q/A be read in conjunction with all other periodic and current reports of the Company filed under the Securities Exchange Act of 1934, as amended, after the filing of the original Form 10-Q, including without limitation the information described in Note 2 to the consolidated financial statements included in this Form 10-Q/A and the information contained in the Company’s Quarterly Reports on Form 10-Q/A for the quarters ended June 30, 2005 and September 30, 2005, each as filed on the date hereof.

PART I – FINANCIAL INFORMATION

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(As Restated)	(As Restated)

Revenue	$250,892	$244,027

Operating expenses:
Direct labor and telecommunications expenses	152,450	144,083
Subcontracted and other services expenses	12,880	12,815
Operating, selling and administrative expenses	80,239	77,519
Total operating expenses	245,569	234,417

Operating income	5,323	9,610

Other income (expense):
Interest expense	(3,162)	(3,450)
Interest income	120	118
Equity in earnings (loss) of affiliates	(107)	(7)
Other expense, net	(10)	(260)
Total other expense, net	(3,159)	(3,599)

Income before income taxes and minority interest	2,164	6,011

Income tax expense	1,258	1,715
Minority interest	358	212
Net income	$548	$4,084

Weighted average common shares outstanding:
Basic	73,736	73,633
Diluted	74,340	73,980

Earnings per share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$34,862	$29,130
Trade accounts receivable (net of allowance for doubtful accounts of $2,066 and $2,391, respectively)	194,622	192,204
Prepaid expenses and other assets	16,850	16,416
Deferred income taxes	1,918	1,251
Total current assets	248,252	239,001

Property and equipment, net	81,798	85,934

Other assets:
Goodwill	47,592	48,276
Investment in affiliates	16,194	16,466
Other assets	5,566	8,386
Deferred income taxes	578	1,360
Total assets	$399,980	$399,423

Liabilities and Stockholders’ Equity
Current liabilities:
Senior Subordinated Notes	$90,000	$—
Revolving credit facility and other current debt	38,567	19,712
Current portion of capital lease obligations	3,608	3,435
Trade accounts payable	15,948	29,318
Accrued wages, salaries and bonuses	54,034	50,273
Accrued operating expenses	44,452	48,644
Deferred revenue and other	7,249	8,892
Income taxes payable	141	1,107
Total current liabilities	253,999	161,381
Long-term debt and other liabilities:
Long-term debt, excluding current portion	926	91,020
Capital lease obligations, excluding current portion	7,829	8,510
Other liabilities	11,727	9,788
Deferred income taxes	204	883
Total liabilities	274,685	271,582

Minority interests	2,969	2,611
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,437,829 and 74,433,629 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,871	168,871
Accumulated other comprehensive income	4,237	7,721
Accumulated deficit	(49,871)	(50,419)
Less treasury stock, at cost, 694,339 and 707,927 common shares, respectively	(985)	(1,017)
Total stockholders’ equity	122,326	125,230
Total liabilities and stockholders’ equity	$399,980	$399,423

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(As restated)	(As restated)

Cash flows from operating activities:
Net income	$548	$4,084
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,957	9,274
(Gain)/Loss on disposal of assets	88	—
Provision for deferred income taxes	(709)	(18)
Equity in (earnings) loss of affiliates	107	7
Minority interest in net income of consolidated subsidiaries	358	212
Changes in operating assets and liabilities:
Trade accounts receivable	(6,750)	(8,711)
Other assets	(905)	(906)
Trade accounts payable	(7,795)	(3,995)
Other liabilities	(2,835)	6,449
Net cash flows from operating activities	(8,936)	6,396

Cash flows from investing activities:
Purchases of property and equipment	(6,653)	(5,464)
Proceeds from cash surrender value of life insurance	3,274	—
Net cash flows from investing activities	(3,379)	(5,464)

Cash flows from financing activities:
Borrowings on debt	50,859	3,896
Repayments of debt	(31,580)	(5,630)
Repayments of capital lease obligations	(896)	(678)
Treasury stock reissuances	33	63
Net cash flows from financing activities	18,416	(2,349)
Effect of exchange rates on cash	(369)	516
Net increase (decrease) in cash	5,732	(901)
Cash and cash equivalents, beginning of period	29,130	30,131
Cash and cash equivalents, end of period	$34,862	$29,230

Non-cash investing and financing activities:
Capital leases incurred	$852	33

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

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, which reports the restated fiscal 2004 consolidated financial statements filed this same date. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

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

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

Three Months Ended March 31,	2005	2004
	(As restated)	(As restated)
Net income:
As reported	$548	$4,084
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(127)	(259)
Pro forma	$421	$3,825

Income per common share:
As reported:
Basic	$0.01	$0.06
Diluted	0.01	0.06
Pro forma:
Basic	0.01	0.05
Diluted	0.01	0.05

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

Note 2. Restatement

As a result of accounting irregularities identified at our Brazilian subsidiary, we have restated our previously filed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the quarters ended March 31, 2005 and 2004. We have determined that the subsidiary’s former controller, in violation of Company policies, engaged in improper accounting practices and the avoidance of local tax obligations and caused misleading records to be created to prevent the Company’s senior management from detecting this misconduct.

Additionally, as part of the restatement process, we also recorded other adjustments that were previously deemed immaterial.

As a result of the restatement, we have determined that it is more likely than not that we will not realize the full tax benefit of our net operating losses in Brazil. Consequently, the restatement amounts are presented on a pre-tax basis as we do not expect to realize any significant tax benefit from the additional expenses.

Summary of restatement items for the quarters ended March 31:

	2005	2004
Net income as originally reported	$1,449	$4,826

Tax obligations, including interest and penalties (A)	(360)	(282)
Deferred expense recognition (B)	(314)	(145)
Errors in revenue recording (C)	(332)	—
Intentional falsification of records (D)	(10)	(90)
Other (E)	115	(225)
Total impact of restatement adjustments	(901)	(742)

Net income as adjusted	$548	$4,084

Errors in previously issued financial statements were identified in the following areas:

(A) Tax obligations, including interest and penalties

During the years 2001 through March 31, 2005, certain Brazilian Municipal and Federal taxes totaling approximately $5.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $1.6 million, plus approximately $0.9 million in penalties as of March 31, 2005. Our restated consolidated condensed statements of operations reflect the recognition of interest and penalties in the prior period incurred based on laws and regulations in effect at the time.

(B) Deferred expense recognition

The subsidiary improperly deferred expense recognition of certain payments. These payments should have been recorded as expense when incurred rather than deferred.

(C) Errors in revenue recording

The subsidiary improperly recorded revenue related to certain customer invoices including: recording higher revenue than the invoice amount, recording revenue and subsequently canceling the invoice and recording revenue for invoices that have not been located or for which cash was not received.

(D) Intentional falsification of financial results

The subsidiary’s former controller intentionally falsified financial reporting records provided to Corporate management.  The actual results reported to Corporate management were manipulated to present different reported earnings than actually recorded in the subsidiary’s local financial records.

(E) Other

Represents adjustments recorded to correct other miscellaneous items identified in the restatement and other adjustments that were previously deemed immaterial, none of which are individually significant.

In addition, the subsidiary’s former controller intentionally misclassified amounts in the balance sheet. The misclassifications impacted substantially all of the line items in the consolidated balance sheets.

The functional currency of our Brazilian subsidiary is the Brazilian Real. The restatement adjustments presented in our prior period financial statements were recorded using the foreign currency exchange rates in effect in the applicable period. The assets and liabilities are subsequently adjusted for fluctuations in foreign currency exchange rates from the date of the original transaction to the balance sheet date. Translation gains and losses resulting from the revaluation of the assets and liabilities of the foreign subsidiary to US dollars is included in other comprehensive income, a component of stockholders’ equity. The cumulative effect of foreign currency exchange rate fluctuations from the restatement adjustments was a decrease in stockholders’ equity of $0.6 million as of March 31, 2005 and December 31, 2004.

The following items in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been restated as follows based on the items noted above.

	Quarter Ended March 31, 2005		Quarter Ended March 31, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Operations:
Revenue	$251,169	$250,892	$244,068	$244,027
Direct labor and telecommunications expense	152,476	152,450	144,128	144,083
Subcontracted and other services expenses	12,888	12,880	12,815	12,815
Operating, selling and administrative expenses	80,003	80,239	76,839	77,519
Total operating expenses	245,367	245,569	233,782	234,417
Operating income (loss)	5,802	5,323	10,286	9,610
Interest expense	(2,857)	(3,162)	(3,233)	(3,450)
Interest income	120	120	121	118
Other income (expense), net	(10)	(10)	(274)	(260)
Total other expense, net	(2,854)	(3,159)	(3,393)	(3,599)
Income (loss) before income taxes and minority interest	2,948	2,164	6,893	6,011
Income tax expense (benefit)	1,139	1,258	1,853	1,715
Minority Interest	360	358	214	212
Net income (loss)	1,449	548	4,826	4,084
Income (loss) per share:
Basic and Diluted	$0.02	$0.01	$0.07	$0.06

	As of March 31, 2005		As of December 31, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Balance Sheets:
Cash and cash equivalents	$34,980	$34,862	$28,906	$29,130
Trade accounts receivable	193,975	194,622	191,391	192,204
Prepaid expenses and other assets	16,154	16,850	15,859	16,416
Deferred income taxes	2,033	1,918	1,313	1,251
Total current assets	247,142	248,252	237,469	239,001
Property and equipment, net	81,959	81,798	86,057	85,934
Other assets	5,566	5,566	8,420	8,386
Deferred income taxes	777	578	843	1,360
Total assets	399,230	399,980	397,531	399,423
Revolving credit facility and other current debt	37,338	38,567	18,802	19,712
Current portion of capital lease obligations	3,302	3,608	3,202	3,435
Trade accounts payable	15,895	15,948	32,595	29,318
Accrued wages, salaries and bonuses	54,033	54,034	43,641	50,273
Accrued operating expenses	38,793	44,452	46,533	48,644
Deferred revenue and other	7,249	7,249	8,816	8,892
Income taxes payable	102	141	1,107	1,107
Total current liabilities	246,712	253,999	154,696	161,381
Long-term debt, excluding current portion	—	926	90,000	91,020
Capital lease obligations, excluding current portion	7,775	7,829	8,393	8,510
Other liabilities	10,907	11,727	8,949	9,788
Deferred income taxes	204	204	205	883
Total liabilities	265,598	274,685	262,243	271,582
Minority Interest	2,989	2,969	2,629	2,611
Accumulated other comprehensive income (loss)	4,845	4,237	8,342	7,721
Accumulated deficit	(42,162)	(49,871)	(43,611)	(50,419)
Total stockholders’ equity	130,643	122,326	132,659	125,230
Total liabilities and stockholders’ equity	399,230	399,980	397,531	399,423

	Quarter Ended March 31, 2005		Quarter Ended March 31, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Cash Flows:
Operating activities	$(8,310)	$(8,936)	$6,292	$6,396
Investing activities	(3,324)	(3,379)	(5,458)	(5,464)
Financing activities	18,267	18,416	(2,051)	(2,349)

Note 3. Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(As restated)	(As restated)

Net income	$548	$4,084
Other comprehensive income (loss):
Currency translation adjustment	(3,484)	26
Comprehensive income (loss)	$(2,936)	$4,110

Accumulated other comprehensive income included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 4.  Asset Impairment and Restructuring Expenses

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

Note 6. Stock-Based Compensation

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

As described in Note 2 of the consolidated condensed financial statements, SITEL Corporation has restated its previously filed consolidated financial statements as of March 31, 2005 and December 31, 2004, and for the quarters ended March 31, 2005 and 2004 included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed with the Securities and Exchange Commission on May 10, 2005.  We identified errors in our financial statements related to accounting irregularities identified at our Brazilian subsidiary including interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts.

We also recorded other adjustments that were previously deemed immaterial.

As a result of the errors referred to above, the net income for the quarters ended March 31, 2005 and 2004 was overstated by $0.9 million and $0.7 million, respectively.

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

Components of Operations

The following table summarizes our statement of operations data on a percentage-of-revenue basis.

	Three Months Ended March 31,
	2005		2004
	$	%	$	%
	(As Restated)		(As Restated)
	(in thousands)

Revenue	$250,892	100.0%	$244,027	100.0%

Direct labor and telecommunications expenses	152,450	60.8%	144,083	59.0%
Subcontracted and other services expenses	12,880	5.1%	12,815	5.3%
Operating, selling and administrative expenses	80,239	32.0%	77,519	31.8%
Operating income	5,323	2.1%	9,610	3.9%

Interest expense	(3,162)	-1.3%	(3,450)	-1.4%
Interest income	120	0.0%	118	0.0%
Equity in earnings (loss) of affiliates	(107)	0.0%	(7)	0.0%
Other expense, net	(10)	0.0%	(260)	-0.1%
Income before income taxes and minority interest	2,164	0.9%	6,011	2.5%

Income tax expense	1,258	0.5%	1,715	0.7%
Minority interest	358	0.1%	212	0.1%

Net Income	$548	0.2%	$4,084	1.7%

Revenue

Revenue increased $6.9 million, or 2.8%, in the first quarter of 2005 compared to the same period of 2004.  The changes in revenue by geographic region are shown in the following table:

Three months			$	%
Ended March 31,	2005	2004	Change	Change
	(As Restated)	(As Restated)
	(in millions)

North America	$122.9	$129.2	$(6.3)	-4.9%
Europe	107.9	98.5	9.4	9.5%
Asia Pacific	12.3	9.7	2.6	26.8%
Latin America	7.8	6.6	1.2	18.2%
Totals	$250.9	$244.0	$6.9	2.8%

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

Direct labor and telecommunications expenses increased $8.4 million, or 5.8%, in the first quarter of 2005 compared to the same period of 2004.  As a percentage of revenue, direct labor and telecommunications expenses increased to 60.8% in the first quarter of 2005 compared to 59.0% in same period in 2004. The increase was primarily the result of higher direct labor costs, particularly in Europe, and a change in the mix of services provided in the first quarter of 2005 compared to the same period in 2004.

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

Operating, selling and administrative expenses increased $2.7 million, or 3.5%, in the first quarter of 2005 compared to the same period of 2004.  The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for an increase of $2.4 million in operating, selling and administrative expenses compared to the same period in 2004.  As a percentage of revenue, operating, selling and administrative expenses increased to 32.0% in the first quarter of 2005 compared to 31.8% in the first quarter of 2004.

Operating Income

Operating income decreased $4.3 million in the first quarter of 2005 compared to the same period of 2004. As a percentage of revenue, operating income decreased to 2.1% in the first quarter of 2005 compared to 3.9% in the same period of 2004 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.3 million or 8.3% in the first quarter of 2005 compared to the same period in 2004 primarily as a result of the decrease in the outstanding Senior Subordinated Notes from $100 million during the first quarter of 2004 to $90 million for the same period in 2005.

Interest Income

Interest income remained consistent for the first quarter of 2005 compared to the same period in 2004.

Equity in Earnings (Loss) of Affiliates

Equity in losses of affiliates increased by $0.1million in the first quarter of 2005 as compared to the same period in 2004.

Other Expense, Net

Other expense, net of other income, decreased $0.3 million in the first quarter of 2005 as compared to the same period in 2004.

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 58.1% and 28.5% for the three-months ended March 31, 2005 and 2004, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

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

Three Months Ended March 31,	2005	2004
	(As restated)	(As restated)
	(in thousands)

Net cash flows from:
Operating activities	$(8,936)	$6,396
Investing activities	(3,379)	(5,464)
Financing activities	18,416	(2,349)

2005

In the first quarter of 2005, cash used by operating activities resulted primarily from income before depreciation and amortization and other charges of $9.3 million, which was offset by a $7.7 million increase in trade accounts receivable and other assets and a $10.6 million decrease in trade accounts payable and other liabilities.

In the first quarter of 2005, we used cash for investing activities to purchase $6.7 million of property and equipment.  This was partially offset by $3.3 million in proceeds from the cash surrender value of life insurance.

In the first quarter of 2005, cash provided by financing activities resulted from $19.3 million in net borrowings under the revolving credit facility and other short-term borrowings.  This was partially offset by cash used to repay borrowings under capital lease obligations of $0.9 million.

2004

In the first quarter of 2004, cash provided by operating activities resulted primarily from income before depreciation and amortization of $13.6 million and a $6.4 million increase in other liabilities, which were partially offset by a $9.6 million increase in trade accounts receivable and $4.0 million decrease in trade accounts payable.

In the first quarter of 2004, we used cash for investing activities to purchase $5.5 million of property and equipment.

In the first quarter of 2004, we used cash for financing activities to repay $4.6 million of the revolving credit facility, net of additional borrowings of $4.1 million. Additionally, we used cash to repay borrowings under local lines of credit and capital lease obligations of $1.2 million and $0.7 million, respectively.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2004.  These contractual obligations and commitments include:

•            $90.0 million of Senior Subordinated Notes as shown in our consolidated condensed balance sheet at March 31, 2005,

•            $38.6 million of revolving credit facility and other local short-term borrowings debt as shown in our consolidated condensed balance sheet at March 31, 2005,

•            $0.9 million of long-term debt, excluding current portion as shown in our consolidated condensed balance sheet at March 31, 2005,

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report on Form 10-Q filed on May 10, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As a result of the subsequent discovery, discussed below, of a material weakness within our internal controls framework as it existed at March 31, 2005, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Restatement

Subsequently, during the first quarter of 2006, we identified a deficiency within our internal control framework.  We determined that our previously reported consolidated condensed financial statements for the three months ended March 31, 2005 and 2004 and our consolidated financial statements for the four years ended December 31, 2001 through December 31, 2004, required restatement. This Form 10-Q/A restates the March 31, 2005, interim financial statements for the correction of the error. Because the error resulted in the restatement of previously issued financial statements, we determined the deficiency within our internal control framework to be a material weakness.

Refer to Note 2 to the consolidated condensed financial statements for further information regarding this restatement.

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

SITEL Corporation
(Registrant)

Date: September 13, 2006	By	/s/ Jorge A. Celaya
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