Form 10-Q/A
period 2005-06-30
SITEL CORP
filed 2006-09-14
CIK 943820

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

COMMON STOCK, $.001 PAR VALUE –73,765,518 SHARES OUTSTANDING AS OF JULY 29, 2005

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

Signature

Exhibit Index

EXPLANATORY NOTE: This quarterly report on Form 10-Q/A is being filed for the purpose of amending our consolidated financial statements to provide users of our financial information with additional information relative to adjustments recorded during the first and second quarters of 2005 and 2004. On February 27, 2006, we determined that it was appropriate to restate previously issued consolidated financial statements to record these adjustments.

As described in Note 2 of the consolidated condensed financial statements, SITEL Corporation has restated its previously filed consolidated financial statements as of June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004 included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 9, 2005. We identified errors in our financial statements related to accounting irregularities identified at our Brazilian subsidiary including interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts.

We also recorded other adjustments that were previously deemed immaterial.

As a result of the errors referred to above, the net income (loss) for the six month period ended June 30, 2005 and 2004 was overstated by $1.5 million and $1.0 million, respectively, and $0.6 million and $0.3 million for the three month period ended June 30, 2005 and 2004, respectively.

This amendment presents the 2005 Second Quarter Form 10-Q, as amended, in its entirety, except for the Supplemental Guarantor Financial Information that is no longer required as a result of the refinancing during the third quarter of 2005, but does not modify or update the disclosure in the 2005 Second Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 Second Quarter Form 10-Q on August 9, 2005.

All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission (the SEC) subsequent to the date of the original filing of the Annual Report on Form 10-K. As a result, we recommend that this Form 10-Q/A be read in conjunction with all other periodic and current reports of the Company filed under the Securities Exchange Act of 1934, as amended, after the filing of the original Form 10-Q, including without limitation the information described in Note 2 to the consolidated financial statements included in this Form 10-Q/A and the information contained in the Company’s Quarterly Reports on Form 10-Q/A for the quarter ended September 30, 2005, each as filed on the date hereof.

Item 1. Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(As restated)		(As restated)

Revenue	$251,810	$239,897	$502,702	$483,924

Operating expenses:
Direct labor and telecommunications expenses	153,640	142,982	306,090	287,065
Subcontracted and other services expenses	12,881	13,022	25,761	25,837
Operating, selling and administrative expenses	80,897	76,843	161,136	154,362
Asset impairment and restructuring expenses, net	(2,609)	—	(2,609)	—
Total operating expenses	244,809	232,847	490,378	467,264

Operating income	7,001	7,050	12,324	16,660

Other income (expense):
Interest expense	(3,258)	(3,327)	(6,420)	(6,777)
Interest income	140	122	260	240
Equity in earnings (loss) of affiliates	395	77	288	70
Other income (expense), net	(21)	(122)	(31)	(382)
Total other expense, net	(2,744)	(3,250)	(5,903)	(6,849)

Income before income taxes and minority interest	4,257	3,800	6,421	9,811

Income tax expense	1,380	1,362	2,638	3,077
Minority interest	305	208	663	420

Net income	$2,572	$2,230	$3,120	$6,314

Weighted average common shares outstanding:
Basic	73,764	73,670	73,750	73,652
Diluted	73,843	74,174	74,090	74,077

Earnings per share:
Basic	$0.03	$0.03	$0.04	$0.09
Diluted	$0.03	$0.03	$0.04	$0.09

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$29,370	$29,130
Trade accounts receivable (net of allowance for doubtful accounts of $1,978 and $2,391, respectively)	191,060	192,204
Prepaid expenses and other assets	15,093	16,416
Deferred income taxes	2,093	1,251
Total current assets	237,616	239,001

Property and equipment, net	77,813	85,934

Other assets:
Goodwill	46,311	48,276
Investment in affiliates	16,853	16,466
Other assets	6,744	8,386
Deferred income taxes	786	1,360
Total assets	$386,123	$399,423

Liabilities and Stockholders’ Equity
Current liabilities:
Senior Subordinated Notes	$90,000	$—
Revolving credit facility and other current debt	28,040	19,712
Current portion of capital lease obligations	2,945	3,435
Trade accounts payable	25,705	29,318
Accrued wages, salaries and bonuses	46,408	50,273
Accrued operating expenses	46,556	48,644
Deferred revenue and other	7,407	8,892
Income taxes payable	777	1,107
Total current liabilities	247,838	161,381
Long-term debt and other liabilities:
Long-term debt, excluding current portion	1,036	91,020
Capital lease obligations, excluding current portion	7,068	8,510
Other liabilities	8,990	9,788
Deferred income taxes	141	883
Total liabilities	265,073	271,582

Minority interests	2,824	2,611
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,440,929 and 74,433,629 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,871	168,871
Accumulated other comprehensive income (loss)	(2,467)	7,721
Accumulated deficit	(47,300)	(50,419)
Less treasury stock, at cost, 675,411 and 707,927 common shares, respectively	(952)	(1,017)
Total stockholders’ equity	118,226	125,230
Total liabilities and stockholders’ equity	$386,123	$399,423

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$3,120	$6,314
Adjustments to reconcile net income to net cash flows from operating activities:
Asset impairment and restructuring provision, net	(2,609)	—
Depreciation and amortization	18,138	17,890
Loss on disposal of assets	102	27
Provision for deferred income taxes	(1,294)	(26)
Equity in earnings of affiliates	(288)	(70)
Minority interest in net income of consolidated subsidiaries	663	420
Changes in operating assets and liabilities:
Trade accounts receivable	(10,018)	(650)
Other assets	(2,157)	967
Trade accounts payable	(5,939)	2,012
Other liabilities	4,002	3,951
Net cash flows from operating activities	3,720	30,835

Cash flows from investing activities:
Purchases of property and equipment	(14,126)	(10,611)
Proceeds from cash surrender value of life insurance	3,274	—
Dividends paid to minority interest holders	(450)	—
Proceeds from the sale of property and equipment	40	8
Other	—	(440)
Net cash flows from investing activities	(11,262)	(11,043)

Cash flows from financing activities:
Borrowings on debt	126,984	9,476
Repayments of debt	(117,158)	(8,364)
Repayments of capital lease obligations	(1,747)	(1,493)
Treasury stock reissuances	66	102
Net cash flows from financing activities	8,145	(279)
Effect of exchange rates on cash	(363)	53
Net increase in cash	240	19,566
Cash and cash equivalents, beginning of period	29,130	30,131
Cash and cash equivalents, end of period	$29,370	$49,697

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,240	$753

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

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, which reports the restated fiscal 2004 consolidated financial statements and is filed this same date. All significant intercompany balances and transactions have been eliminated. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

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

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(As restated)		(As restated)
	(in thousands)
Net income:
As reported	$2,572	$2,230	$3,120	$6,314
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(119)	(239)	(246)	(498)
Pro forma	$2,453	$1,991	$2,874	$5,816

Income per common share:
As reported:
Basic	$0.03	$0.03	$0.04	$0.09
Diluted	0.03	0.03	0.04	0.09
Pro forma:
Basic	0.03	0.03	0.04	0.08
Diluted	0.03	0.03	0.04	0.08

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2004

- Volatility factor	52.3%
- Risk-free interest rate	3.5%
- Expected life (in years)	5
- Expected dividend yield	0.0%

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

Note 2. Restatement

As a result of accounting irregularities identified at our Brazilian subsidiary, we have restated our previously filed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the six-month and three-month periods ended June 30, 2005 and 2004. We have determined that the subsidiary’s former controller, in violation of Company policies, engaged in improper accounting practices and the avoidance of local tax obligations and caused misleading records to be created to prevent the Company’s senior management from detecting this misconduct.

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

Summary of restatement items for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as originally reported	$3,217	$2,519	$4,666	$7,345

Tax obligations, including interest and penalties (A)	(478)	(268)	(838)	(550)
Deferred expense recognition (B)	(48)	(149)	(363)	(294)
Errors in revenue recording (C)	3	(89)	(329)	(89)
Intentional falsification of records (D)	11	(78)	1	(168)
Other (E)	(133)	295	(17)	70
Total impact of restatement adjustments	(645)	(289)	(1,546)	(1,031)

Net income as adjusted	$2,572	$2,230	$3,120	$6,314

Errors in previously issued financial statements were identified in the following areas:

A) Tax obligations, including interest and penalties

During the years 2001 through June 30, 2005, certain Brazilian Municipal and Federal taxes totaling approximately $7.0 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.1 million, plus approximately $1.2 million in penalties as of June 30, 2005. Our restated consolidated condensed statements of operations reflect the recognition of interest and penalties in the prior period incurred based on laws and regulations in effect at the time.

B) Deferred expense recognition

The subsidiary improperly deferred expense recognition of certain payments. These payments should have been recorded as expense when incurred rather than deferred.

C) Errors in revenue recording

The subsidiary improperly recorded revenue related to certain customer invoices including; recording higher revenue than the invoice amount, recording revenue and subsequently canceling the invoice and recording revenue for invoices that have not been located or for which cash was not received.

D) Intentional falsification of financial results

The subsidiary’s former controller intentionally falsified financial reporting records provided to Corporate management. The actual results reported to Corporate management were manipulated to present different reported earnings than actually recorded in the subsidiary’s local financial records.

E) Other

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

The functional currency of our Brazilian subsidiary is the Brazilian Real. The restatement adjustments presented in our prior period financial statements were recorded using the foreign currency exchange rates in effect in the applicable period. The assets and liabilities are subsequently adjusted for fluctuations in foreign currency exchange rates from the date of the original transaction to the balance sheet date. Translation gains and losses resulting from the revaluation of the assets and liabilities of the foreign subsidiary to US dollars is included in other comprehensive income, a component of stockholders’ equity. The cumulative effect of foreign currency exchange rate fluctuations from the restatement adjustments was a decrease in stockholders’ equity of $1.8 million and $0.6 million as of June 30, 2005 and December 31, 2004, respectively.

The following items in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been restated as follows based on the items noted above.

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Operations:
Revenue	$251,809	$251,810	$240,055	$239,897
Direct labor and telecommunications expense	153,636	153,640	143,032	142,982
Subcontracted and other services expenses	12,886	12,881	13,022	13,022
Operating, selling and administrative expenses	80,555	80,897	76,922	76,843
Total operating expenses	244,468	244,809	232,976	232,847
Operating income	7,341	7,001	7,079	7,050
Interest expense	(2,939)	(3,258)	(3,099)	(3,327)
Interest income	140	140	121	122
Other income (expense), net	(21)	(21)	(118)	(122)
Total other expense, net	(2,425)	(2,744)	(3,019)	(3,250)
Income before income taxes and minority interest	4,916	4,257	4,060	3,800
Income tax expense	1,392	1,380	1,331	1,362
Minority Interest	307	305	210	208
Net income	3,217	2,572	2,519	2,230
Income per share:
Basic and Diluted	$0.04	$0.03	$0.03	$0.03

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Operations:
Revenue	$502,978	$502,702	$484,123	$483,924
Direct labor and telecommunications expense	306,112	306,090	287,160	287,065
Subcontracted and other services expenses	25,774	25,761	25,837	25,837
Operating, selling and administrative expenses	160,558	161,136	153,762	154,362
Total operating expenses	489,835	490,378	466,759	467,264
Operating income	13,143	12,324	17,364	16,660
Interest expense	(5,796)	(6,420)	(6,332)	(6,777)
Interest income	260	260	242	240
Other income (expense), net	(31)	(31)	(392)	(382)
Total other expense, net	(5,279)	(5,903)	(6,412)	(6,849)
Income before income taxes and minority interest	7,864	6,421	10,952	9,811
Income tax expense	2,531	2,638	3,183	3,077
Minority Interest	667	663	424	420
Net income	4,666	3,120	7,345	6,314
Income per share:
Basic and Diluted	$0.06	$0.04	$0.10	$0.09

	As of June 30, 2005		As of December 31, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Balance Sheets:
Cash and cash equivalents	$29,463	$29,370	$28,906	$29,130
Trade accounts receivable	190,309	191,060	191,391	192,204
Prepaid expenses and other assets	13,961	15,093	15,859	16,416
Deferred income taxes	2,226	2,093	1,313	1,251
Total current assets	235,959	237,616	237,469	239,001
Property and equipment, net	78,077	77,813	86,057	85,934
Other assets	6,744	6,744	8,420	8,386
Deferred income taxes	1,012	786	843	1,360
Total assets	384,956	386,123	397,531	399,423
Revolving credit facility and other current debt	27,010	28,040	18,802	19,712
Current portion of capital lease obligations	2,683	2,945	3,202	3,435
Trade accounts payable	25,653	25,705	32,595	29,318
Accrued wages, salaries and bonuses	46,384	46,408	43,641	50,273
Accrued operating expenses	38,636	46,556	46,533	48,644
Deferred revenue and other	7,407	7,407	8,816	8,892
Income taxes payable	689	777	1,107	1,107
Total current liabilities	238,462	247,838	154,696	161,381
Long-term debt, excluding current portion	—	1,036	90,000	91,020
Capital lease obligations, excluding current portion	6,966	7,068	8,393	8,510
Other liabilities	8,193	8,990	8,949	9,788
Deferred income taxes	141	141	205	883
Total liabilities	253,762	265,073	262,243	271,582
Minority Interest	2,846	2,824	2,629	2,611
Accumulated other comprehensive income (loss)	(700)	(2,467)	8,342	7,721
Accumulated deficit	(38,945)	(47,300)	(43,611)	(50,419)
Total stockholders’ equity	128,348	118,226	132,659	125,230
Total liabilities and stockholders’ equity	384,956	386,123	397,531	399,423

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Cash Flows:
Operating activities	$3,991	$3,720	$30,739	$30,835
Investing activities	(11,170)	(11,262)	(10,978)	(11,043)
Financing activities	8,523	8,145	39	(279)

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six-month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(As restated)		(As restated)
Net income	$2,572	$2,230	$3,120	$6,314
Other comprehensive loss:
Currency translation adjustment	(6,704)	(2,217)	(10,188)	(2,191)
Comprehensive income (loss)	$(4,132)	$13	$(7,068)	$4,123

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

As described in Note 2 of the consolidated condensed financial statements, SITEL Corporation has restated its previously filed consolidated financial statements as of June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004 included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 9, 2005.  We identified errors in our financial statements related to accounting irregularities identified at our Brazilian subsidiary including, interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts.

We also recorded other adjustments that were previously deemed immaterial.

As a result of the errors referred to above, the net income (loss) for the six month period ended June 30, 2005 and 2004 was overstated by $1.5 million and $1.0 million, respectively, and $0.6 million and $0.3 million for the three month period ended June 30, 2005 and 2004, respectively.

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

Components of Operations

The following table summarizes our statements of operations data on a percentage-of-revenue basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
	(As restated)				(As restated)
	(in thousands)				(in thousands)
Revenues	$251,810	100.0%	$239,897	100.0%	$502,702	100.0%	$483,924	100.0%

Direct labor and telecommunications expenses	153,640	61.0%	142,982	59.6%	306,090	60.9%	287,065	59.3%
Subcontracted and other services expenses	12,881	5.1%	13,022	5.4%	25,761	5.1%	25,837	5.3%
Operating, selling and administrative expenses	80,897	32.1%	76,843	32.0%	161,136	32.1%	154,362	31.9%
Asset impairment and restructuring expenses, net	(2,609)	-1.0%	—	0.0%	(2,609)	-0.5%	—	0.0%
Operating income	7,001	2.8%	7,050	2.9%	12,324	2.5%	16,660	3.4%

Interest expense	(3,258)	-1.3%	(3,327)	-1.4%	(6,420)	-1.3%	(6,777)	-1.4%
Interest income	140	0.1%	122	0.1%	260	0.1%	240	0.0%
Equity in earnings (loss) of affiliates	395	0.2%	77	0.0%	288	0.1%	70	0.0%
Other expense, net	(21)	0.0%	(122)	-0.1%	(31)	0.0%	(382)	-0.1%
Income before income taxes and minority interest	4,257	1.7%	3,800	1.6%	6,421	1.3%	9,811	2.0%

Income tax expense	1,380	0.5%	1,362	0.6%	2,638	0.5%	3,077	0.6%
Minority interest	305	0.1%	208	0.1%	663	0.1%	420	0.1%
Net income	$2,572	1.0%	$2,230	0.9%	$3,120	0.6%	$6,314	1.3%

Three Months Ended June 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $11.9 million, or 5.0%, in the three months ended June 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Three months			$	%
Ended June 30,	2005	2004	Change	Change
	(As restated)	(As restated)
	(in millions)

North America	$123.6	$123.7	$(0.1)	-0.1%
Europe	106.1	99.4	6.7	6.7%
Asia Pacific	12.6	9.8	2.8	28.6%
Latin America	9.5	7.0	2.5	35.7%
Totals	$251.8	$239.9	$11.9	5.0%

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

Latin America revenue increased $2.5 million for the three months ended June 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $1.3 million, while the weakening of the US dollar versus the Brazilian Real resulted in the remaining $1.2 million of the increase.

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

Direct labor and telecommunications expenses increased $10.7 million, or 7.5%, for the three months ended June 30, 2005 compared to the same period of 2004.  As a percentage of revenue, direct labor and telecommunications expenses increased to 61.0% for the three months ended June 30, 2005 compared to 59.6% in same period in 2004.  During the three months ended June 30, 2004, we recorded a benefit from the refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expenses.  Excluding the impact of the payroll tax refund, direct labor and telecommunications expenses as a percentage of revenue was 60.1% for the three months ended June 30, 2004. The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, reduced pricing on a major client contract, and a change in the mix of services provided in the three months ended June 30, 2005 compared to the same period in 2004.

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

Operating, selling and administrative expenses increased $4.1 million, or 5.3%, for the three months ended June 30, 2005 compared to the same period of 2004.  The weakening of the US dollar compared to the primary currency in the jurisdictions that we operate accounted for an increase of $2.5 million in operating, selling and administrative expenses for the three months ended June 30, 2005 compared to the same period in 2004.  As a percentage of revenue, operating, selling and administrative expenses were consistent at 32.1% for the three months ended June 30, 2005 compared to 32.0% for the same period in 2004.

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

Operating Income

Operating income remained consistent for the three months ended June 30, 2005 compared to the same period of 2004.

Interest Expense

Interest expense remained consistent for the three months ended June 30, 2005 compared to the same period in 2004.

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

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 32.4% and 35.8% for the three-months ended June 30, 2005 and 2004, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

Six Months Ended June 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $18.8 million, or 3.9%, for the six months ended June 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Six months			$	%
Ended June 30,	2005	2004	Change	Change
	(As restated)	(As restated)
	(in millions)

North America	$246.6	$252.9	$(6.3)	-2.5%
Europe	213.9	197.9	16.0	8.1%
Asia Pacific	24.9	19.5	5.4	27.7%
Latin America	17.3	13.6	3.7	27.2%
Totals	$502.7	$483.9	$18.8	3.9%

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

Latin America revenue increased $3.7 million or 27.2% for the six months ended June 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $2.2 million, while the weakening of the US dollar versus the Brazilian Real accounted for the remaining $1.6 million of the increase.

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

Operating, selling and administrative expenses increased $6.8 million, or 4.4%, for the six months ended June 30, 2005 compared to the same period in 2004.  The weakening of the U.S. dollar compared to the currencies in the primary jurisdictions that we operate in accounted for an increase of $4.9 million for the six months ended June 30, 2005 compared with the same period in 2004.  As a percentage of revenue, operating, selling and administrative expenses increased to 32.1% for the six months ended June 30, 2005 compared to 31.9% for the same period of 2004.

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

Operating Income

Operating income decreased $4.3 million for the six months ended June 30, 2005 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.4 million, or 5.3%, for the six months ended June 30, 2005 compared to the same period in 2004, as a result of lower borrowings.

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

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 41.1% and 31.4% for the six months ended June 30, 2005 and 2004, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

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

Six Months Ended June 30,	2005	2004
	(As restated)	(As restated)
	(in thousands)
Net cash flows from:
Operating activities	$3,720	$30,835
Investing activities	(11,262)	(11,043)
Financing activities	8,145	(279)

2005

In the six months ended June 30, 2005, cash provided by operating activities resulted primarily from income before depreciation and amortization, and other charges of $17.8 million and a $4.0 million increase in other liabilities, partially offset by a $12.2 million increase in trade accounts receivable and other assets and a $5.9 million decrease in trade accounts payable.

In the six months ended June 30, 2005, we used cash for investing activities to purchase $14.1 million of property and equipment and $0.5 million for dividends paid to a minority interest shareholder.  This was partially offset by $3.3 million in proceeds from the cash surrender value of life insurance.

In the six months ended June 30, 2005, cash provided by financing activities resulted in net borrowings of debt and other obligations of $8.1 million.

2004

In the six months ended June 30, 2004, cash provided by operating activities resulted primarily from income before depreciation and amortization, and other charges of $24.6 million and $6.0 million of increases in trade accounts payable and other liabilities, and a $1.0 million decrease in other assets offset by increases in trade accounts receivable of $0.7 million.

In the six months ended June 30, 2004, we used cash for investing activities to purchase $10.6 million of property and equipment and used $0.8 million to increase investments in affiliates, offset partially by receipts on notes receivable of $0.4 million.

In the six months ended June 30, 2004, cash used in financing activities resulted in net repayments of debt and other obligations of $0.4 million offset by cash receipts from the reissuances of treasury stock.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2004.  These contractual obligations and commitments include:

•            $90.0 million of Senior Subordinated Notes as shown in our consolidated condensed balance sheet at June 30, 2005,

•            $28.0 million of revolving credit facility and other local short-term debt as shown in our consolidated condensed balance sheet at June 30, 2005,

•            $1.0 million of long-term debt, excluding current portion as shown in our consolidated condensed balance sheet at June 30, 2005,

•            $10.0 million of capital lease obligations as shown in our consolidated condensed balance sheet at June 30, 2005, and

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report on Form 10-Q filed on August 9, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As a result of the subsequent discovery, discussed below, of a material weakness within our internal controls framework as it existed at June 30, 2005, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Restatement

Subsequently, during the first quarter of 2006, we identified a deficiency within our internal control framework.  We determined that our previously reported consolidated condensed financial statements for the three and six months ended June 30, 2005 and 2004 and our consolidated financial statements for the four years ended December 31, 2001 through December 31, 2004, required restatement. This Form 10-Q/A restates the June 30, 2005, interim financial statements for the correction of the error. Because the error resulted in the restatement of previously issued financial statements, we determined the deficiency within our internal control framework to be a material weakness.

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

1.

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