Form 10-Q/A
period 2005-09-30
SITEL CORP
filed 2006-09-14
CIK 943820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission		IRS Employer
File Number	Exact name of registrant as specified in its charter	Identification No.
1-12577	SITEL CORPORATION	47-0684333

MINNESOTA

(State or Other Jurisdiction of Incorporation or Organization)

7277 WORLD COMMUNICATIONS DRIVE	68122
OMAHA, NEBRASKA	(Zip Code)
(Address of Principal Executive Offices)

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
Results of Operations
Financial Condition and Liquidity
Other Matters

Item 3	–	Quantitative and Qualitative Disclosures About Market Risk

Item 4	–	Controls and Procedures

PART II – Other Information

Item 1	–	Legal Proceedings

Item 5	–	Other Information

Item 6	Exhibits

Signature

Exhibit Index

EXPLANATORY NOTE:  This quarterly report on Form 10-Q/A is being filed for the purpose of amending our consolidated financial statements to provide users of our financial information with additional information relative to adjustments recorded during the first, second and third quarters of 2005 and 2004.  On February 27, 2006, we determined that it was appropriate to restate previously issued consolidated financial statements to record these adjustments.

As described in Note 2 of the consolidated condensed financial statements, SITEL Corporation has restated its previously filed consolidated financial statements as of September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004 included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 9, 2005.  We identified errors in our financial statements related to accounting irregularities identified at our Brazilian subsidiary including interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts.  Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary and the restatement, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of September 30, 2005.  We subsequently obtained waivers of the non-compliance as described in Note 10.

We also recorded other adjustments that were previously deemed immaterial.

As a result of the errors referred to above, the net income (loss) for the nine month period ended September 30, 2005 and 2004 was overstated by $2.4 million and $1.6 million, respectively, and $0.8 million and $0.6 million for the three month period ended September 30, 2005 and 2004, respectively.

This amendment presents the 2005 Third Quarter Form 10-Q, as amended, in its entirety, but does not modify or update the disclosure in the 2005 Third Quarter Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the original filing of the 2005 Third Quarter Form 10-Q on November 9, 2005.

All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission (the SEC) subsequent to the date of the original filing of the Annual Report on Form 10-K.  As a result, we recommend that this Form 10-Q/A be read in conjunction with all other periodic and current reports of the Company filed under the Securities Exchange Act of 1934, as amended, after the filing of the original Form 10-Q, including without limitation the information described in Note 2 to the consolidated financial statements included in this Form 10-Q/A and the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, each as filed on the date hereof.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As restated)		(As restated)

Revenue	$244,042	$229,393	$746,744	$713,317

Operating expenses:
Direct labor and telecommunications expenses	147,432	138,187	453,522	425,252
Subcontracted and other services expenses	12,019	12,401	37,780	38,238
Operating, selling and administrative expenses	80,874	77,970	242,010	232,332
Asset impairment and restructuring expenses	4,616	—	2,007	—
Total operating expenses	244,941	228,558	735,319	695,822

Operating income (loss)	(899)	835	11,425	17,495

Other income (expense):
Interest expense	(3,811)	(3,292)	(10,231)	(10,069)
Interest income	144	152	404	392
Equity in earnings (loss) of affiliates	27	298	315	368
Other income (expense), net	53	(69)	22	(451)
Total other expense, net	(3,587)	(2,911)	(9,490)	(9,760)

Income (loss) before income taxes and minority interest	(4,486)	(2,076)	1,935	7,735

Income tax expense (benefit)	(3,438)	190	(800)	3,267
Minority interest	875	29	1,538	449

Net income (loss)	$(1,923)	$(2,295)	$1,197	$4,019

Weighted average common shares outstanding:
Basic	74,448	73,710	73,986	73,671
Diluted	74,448	73,710	74,290	74,089

Earnings per share:
Basic	$(0.03)	$(0.03)	$0.02	$0.05
Diluted	$(0.03)	$(0.03)	$0.02	$0.05

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$36,558	$29,130
Trade accounts receivable (net of allowance for doubtful accounts of $2,467 and $2,391, respectively)	196,548	192,204
Prepaid expenses and other assets	17,600	16,416
Deferred income taxes	2,094	1,251
Total current assets	252,800	239,001

Property and equipment, net	76,954	85,934

Other assets:
Goodwill	46,503	48,276
Investment in affiliates	16,761	16,466
Other assets	11,504	8,386
Deferred income taxes	6,435	1,360
Total assets	$410,957	$399,423

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$20,407	$19,712
Current portion of capital lease obligations	2,632	3,435
Trade accounts payable	23,442	29,318
Accrued wages, salaries and bonuses	45,951	50,273
Accrued operating expenses	51,574	48,644
Deferred revenue and other	10,111	8,892
Income taxes payable	2,193	1,107
Total current liabilities	156,310	161,381

Long-term debt and other liabilities:
Long-term debt, excluding current portion	117,551	91,020
Capital lease obligations, excluding current portion	7,000	8,510
Other liabilities	9,409	9,788
Deferred income taxes	141	883
Total liabilities	290,411	271,582

Minority interests	3,845	2,611
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,455,729 and 74,433,629 shares issued and outstanding, respectively	74	74
Additional paid-in capital	168,890	168,871
Accumulated other comprehensive income	(2,123)	7,721
Accumulated deficit	(49,221)	(50,419)
Less treasury stock, at cost, 663,588 and 707,927 common shares, respectively	(919)	(1,017)
Total stockholders’ equity	116,701	125,230
Total liabilities and stockholders’ equity	$410,957	$399,423

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$1,197	$4,019
Adjustments to reconcile net income to net cash flows from operating activities:
Asset impairment and restructuring provision	2,007	—
Depreciation and amortization	27,535	26,953
Loss on disposal of assets	163	45
Provision for deferred income taxes	(7,021)	(284)
Equity in earnings (loss) of affiliates	(315)	(368)
Minority interest in net income of consolidated subsidiaries	1,538	449
Changes in operating assets and liabilities:
Trade accounts receivable	(14,890)	(2,859)
Other assets	(473)	1,485
Trade accounts payable	(4,783)	(7,037)
Other liabilities	4,097	8,407
Net cash flows from operating activities	9,055	30,810

Cash flows from investing activities:
Purchases of property and equipment	(21,290)	(17,291)
Proceeds from cash surrender value of life insurance	3,274	—
Dividend received from affiliates	—	1,747
Dividend paid to minority interest shareholder	(450)	—
Proceeds from the sale of property and equipment	98	9
Other	—	(310)
Net cash flows from investing activities	(18,368)	(15,845)

Cash flows from financing activities:
Borrowings on debt	191,841	18,476
Repayment of debt	(167,512)	(20,283)
Repayments of capital lease obligations	(2,597)	(2,263)
Debt issuance costs	(5,503)	—
Proceeds from stock options exercised, net of tax	—	146
Treasury stock reissuances	116	89
Net cash flows from financing activities	16,345	(3,835)
Effect of exchange rates on cash	396	840
Net increase in cash	7,428	11,970
Cash and cash equivalents, beginning of period	29,130	30,131
Cash and cash equivalents, end of period	$36,558	$42,101

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,768	$1,583

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

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005, which reports the restated fiscal 2004 consolidated financial statements and is filed this dame date. All significant intercompany balances and transactions have been eliminated.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As restated)		(As restated)
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(1,923)	$(2,295)	$1,197	$4,019
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(164)	(249)	(410)	(747)
Pro forma	$(2,087)	$(2,544)	$787	$3,272

Income (loss) per common share:
As reported:
Basic	$(0.03)	$(0.03)	$0.02	$0.05
Diluted	(0.03)	(0.03)	0.02	0.05
Pro forma:
Basic	(0.03)	(0.03)	0.01	0.04
Diluted	(0.03)	(0.03)	0.01	0.04

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

Significant Clients

Our top 20 clients, which include multiple independently managed business units within the clients’ affiliated group, accounted for 66.4% and 68.5% of our revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 67.4% and 67.2% for the nine-month periods ended September 30, 2005 and 2004, respectively.  Hewlett-Packard Company business units were responsible for 11.8% and 11.4% of our revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 12.0% and 11.3% of our revenue for the nine-month periods ended September 30, 2005 and 2004, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.9% and 13.9% of our total revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and were responsible for 12.0% and 15.8% for the nine-month periods ended September 30, 2005, and 2004, respectively.  The primary General Motors contract expires in December 2005, while a second contract terminated in June 2004.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.

Reclassifications

We have reclassified certain prior-period amounts for comparative purposes.  These reclassifications did not affect consolidated net loss for the periods presented.

Note 2. Restatement

As a result of accounting irregularities identified at our Brazilian subsidiary, we have restated our previously filed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the nine-month and three-month periods ended September 30, 2005 and 2004. We have determined that the subsidiary’s former controller, in violation of Company policies, engaged in improper accounting practices and the avoidance of local tax obligations and caused misleading records to be created to prevent the Company’s senior management from detecting this misconduct.

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

Summary of restatement items for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as originally reported	$(1,115)	$(1,736)	$3,551	$5,609

Tax obligations, including interest and penalties (A)	(513)	(261)	(1,351)	(811)
Deferred expense recognition (B)	(275)	(153)	(638)	(447)
Errors in revenue recording (C)	68	(55)	(261)	(144)
Intentional falsification of records (D)	(26)	(39)	(25)	(207)
Other (E)	(62)	(51)	(79)	19
Total impact of restatement adjustments	(808)	(559)	(2,354)	(1,590)

Net income (loss) as adjusted	$(1,923)	$(2,295)	$1,197	$4,019

Errors in previously issued financial statements were identified in the following areas:

(A) Tax obligations, including interest and penalties

During the years 2001 through September 30, 2005, certain Brazilian Municipal and Federal taxes totaling approximately $7.9 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.5 million, plus approximately $1.4 million in penalties as of September 30, 2005. Our restated consolidated condensed  statements of operations reflect the recognition interest and penalties in the prior period incurred based on laws and regulations in effect at the time.

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

The functional currency of our Brazilian subsidiary is the Brazilian Real. The restatement adjustments presented in our prior period financial statements were recorded using the foreign currency exchange rates in effect in the applicable period. The assets and liabilities are subsequently adjusted for fluctuations in foreign currency exchange rates from the date of the original transaction to the balance sheet date. Translation gains and losses resulting from the revaluation of the assets and liabilities of the foreign subsidiary to US dollars is included in other comprehensive income, a component of stockholders’ equity. The cumulative effect of foreign currency exchange rate fluctuations from the restatement adjustments was a decrease in stockholders’ equity of $2.4 million and $0.6 million as of September 30, 2005 and December 31, 2004, respectively.

The following items in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been restated as follows based on the items noted above.

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Operations:
Revenue	$243,988	$244,042	$229,454	$229,393
Direct labor and telecommunications expense	147,417	147,432	138,230	138,187
Subcontracted and other services expenses	12,034	12,019	12,401	12,401
Operating, selling and administrative expenses	80,502	80,874	77,785	77,970
Total operating expenses	244,569	244,941	228,416	228,558
Operating income (loss)	(581)	(899)	1,038	835
Interest expense	(3,403)	(3,811)	(3,055)	(3,292)
Interest income	144	144	152	152
Other income (expense), net	53	53	(70)	(69)
Total other expense, net	(3,179)	(3,587)	(2,675)	(2,911)
Income (loss) before income taxes and minority interest	(3,760)	(4,486)	(1,637)	(2,076)
Income tax expense (benefit)	(3,522)	(3,438)	67	190
Minority Interest	877	875	32	29
Net income (loss)	(1,115)	(1,923)	(1,736)	(2,295)
Income (loss) per share:
Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Operations:
Revenue	$746,966	$746,744	$713,577	$713,317
Direct labor and telecommunications expense	453,530	453,522	425,390	425,252
Subcontracted and other services expenses	37,808	37,780	38,238	38,238
Operating, selling and administrative expenses	241,059	242,010	231,547	232,332
Total operating expenses	734,404	735,519	695,175	695,822
Operating income (loss)	12,562	11,425	18,402	17,495
Interest expense	(9,199)	(10,231)	(9,387)	(10,069)
Interest income	404	404	394	392
Other income (expense), net	22	22	(462)	(451)
Total other expense, net	(8,458)	(9,490)	(9,087)	(9,760)
Income (loss) before income taxes and minority interest	4,104	1,935	9,315	7,735
Income tax expense (benefit)	(991)	(800)	3,250	3,267
Minority Interest	1,544	1,538	456	449
Net income (loss)	3,551	1,197	5,609	4,019
Income (loss) per share:
Basic and Diluted	$0.05	$0.02	$0.08	$0.05

	As of September 30, 2005		As of December 31, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Balance Sheets:
Cash and cash equivalents	$36,792	$36,558	$28,906	$29,130
Trade accounts receivable	195,025	196,548	191,391	192,204
Prepaid expenses and other assets	15,942	17,600	15,859	16,416
Deferred income taxes	2,234	2,094	1,313	1,251
Total current assets	249,993	252,800	237,469	239,001
Property and equipment, net	77,254	76,954	86,057	85,934
Other assets	11,504	11,504	8,420	8,386
Deferred income taxes	6,675	6,435	843	1,360
Total assets	408,690	410,957	397,531	399,423
Revolving credit facility and other current debt	18,797	20,407	18,802	19,712
Current portion of capital lease obligations	2,487	2,632	3,202	3,435
Trade accounts payable	23,426	23,442	29,217	29,318
Accrued wages, salaries and bonuses	45,718	45,951	50,271	50,273
Accrued operating expenses	41,904	51,574	43,245	48,644
Deferred revenue and other	10,111	10,111	8,816	8,892
Income taxes payable	2,048	2,193	1,107	1,107
Total current liabilities	144,491	156,310	154,696	161,381
Long-term debt, excluding current portion	116,584	117,551	90,000	91,020
Capital lease obligations, excluding current portion	6,733	7,000	8,393	8,510
Other liabilities	8,630	9,409	8,949	9,788
Deferred income taxes	141	141	205	883
Total liabilities	276,579	290,411	262,243	271,582
Minority interest	3,870	3,845	2,629	2,611
Accumulated other comprehensive income (loss)	256	(2,123)	8,342	7,721
Accumulated deficit	(40,060)	(49,221)	(43,611)	(50,419)
Total stockholders’ equity	128,241	116,701	132,659	125,230
Total liabilities and stockholders’ equity	408,690	410,957	397,531	399,423

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Cash Flows:
Operating activities	$9,884	$9,055	$30,883	$30,810
Investing activities	(17,982)	(18,368)	(15,658)	(15,845)
Financing activities	16,507	16,345	(3,477)	(3,835)

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine-month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As restated)		(As restated)

Net income (loss)	$(1,923)	$(2,295)	$1,197	$4,019
Other comprehensive income (loss):
Currency translation adjustment	344	2,617	(9,844)	426
Comprehensive income (loss)	$(1,579)	$322	$(8,647)	$4,445

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

Note 9. Payroll Tax Refund

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

Note 10. Debt

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

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of September 30, 2005.   We subsequently obtained waivers of the non-compliance.

The waivers addressed past defaults, including among other things, (1) the delayed submission of certain monthly unaudited financial statements, monthly compliance certificates, borrowing base certificates and projections; (2) our exceeding the maximum leverage ratio of 2.75 to 1.0 for the four fiscal quarters ended September 30, 2005 based on the restatement of prior financial statements; and (3) inaccuracies in prior financial statements and related compliance certificates due to the restatement of such financial statements.  The waivers also enable us to avoid default related to any delinquent payment of certain U.S. income taxes that would result if we do not receive the expected favorable IRS rulings concerning technical errors in the filings of the Company’s US federal tax returns for fiscal years 2001-2003.

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

Note 11.  Income Taxes

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

As described in Note 2 of the consolidated condensed financial statements, SITEL Corporation has restated its previously filed consolidated financial statements as of September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004 included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 9, 2005.  We identified errors in our financial statements related to accounting irregularities identified at our Brazilian subsidiary including interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts.

We also recorded other adjustments that were previously deemed immaterial.

As a result of the errors referred to above, the net income (loss) for the nine month period ended September 30, 2005 and 2004 was overstated by $2.4 million and $1.6 million, respectively, and $0.8 million and $0.6 million for the three month period ended September 30, 2005 and 2004, respectively.

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

Components of Operations

The following table summarizes our statement of operations data on a percentage-of-revenue basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
	(As restated)				(As restated)
	(in thousands)				(in thousands)
Revenue	$244,042	100.0%	$229,393	100.0%	$746,744	100.0%	$713,317	100.0%

Direct labor and telecommunications expenses	147,432	60.4%	138,187	60.2%	453,522	60.7%	425,252	59.6%
Subcontracted and other services expenses	12,019	4.9%	12,401	5.4%	37,780	5.1%	38,238	5.4%
Operating, selling and administrative expenses	80,874	33.1%	77,970	34.0%	242,010	32.4%	232,332	32.6%
Asset impairment and restructuring expenses	4,616	1.9%	—	0.0%	2,007	0.3%	—	0.0%
Operating income (loss)	(899)	-0.4%	835	0.4%	11,425	1.5%	17,495	2.5%

Interest expense	(3,811)	-1.6%	(3,292)	-1.4%	(10,231)	-1.4%	(10,069)	-1.4%
Interest income	144	0.1%	152	0.1%	404	0.1%	392	0.1%
Equity in earnings (loss) of affiliates	27	0.0%	298	0.1%	315	0.0%	368	0.1%
Other income (expense), net	53	0.0%	(69)	0.0%	22	0.0%	(451)	-0.1%
Income (loss) before income taxes and minority interest	(4,486)	-1.8%	(2,076)	-0.9%	1,935	0.3%	7,735	1.1%

Income tax expense (benefit)	(3,438)	-1.4%	190	0.1%	(800)	-0.1%	3,267	0.5%
Minority interest	875	0.4%	29	0.0%	1,538	0.2%	449	0.1%
Net income (loss)	$(1,923)	-0.8%	$(2,295)	-1.0%	$1,197	0.2%	$4,019	0.6%

Three Month Period Ended September 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $14.6 million, or 6.4%, in the three months ended September 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Three months			$	%
ended September 30,	2005	2004	Change	Change
	(As restated)	(As restated)
		(in millions)
North America	$124.0	$117.5	$6.5	5.5%
Europe	95.2	93.0	2.2	2.4%
Asia Pacific	13.4	11.4	2.0	17.5%
Latin America	11.4	7.5	3.9	52.0%
Totals	$244.0	$229.4	$14.6	6.4%

North American revenue increased $6.5 million for the three months ended September 30, 2005 compared to the same period in 2004.  An $11.2 million increase, primarily as a result of an increase in customer care and technical support programs, was partially offset by a $4.7 million decrease in customer acquisition and risk management services.  The weakening of the U.S. dollar versus the Canadian dollar accounted for $0.4 million of the increase.

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

Latin American revenue increased $3.9 million for the three months ended September 30, 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in $2.4 million of the increase.  The weakening of the U.S. dollar versus the Brazilian Real resulted in the remaining $1.5 million of the increase.

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

Operating, selling and administrative expenses increased $2.9 million for the three months ended September 30, 2005 compared to the same period of 2004.  The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for $1.0 million of the increase.  The remainder of the increase in these expenses was associated with our revenue increase.  As a percentage of revenue, operating, selling and administrative expenses decreased to 33.1% for the three months ended September 30, 2005 compared to 34.0% for the same period of 2004.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

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

Operating Income (Loss)

Operating income declined by $1.7 million to an operating loss of $0.9 million for the three months ended September 30, 2005 compared to $0.8 million operating income for the same period in 2004 due to the factors discussed above.

Interest Expense

Interest expense increased $0.5 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily as a result of $0.4 million write-off of previously capitalized debt issuance costs.

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

Income tax expense as a percentage of income before income taxes and minority interest was 9.2% for the three-months ended September 30, 2004. The difference between this rate and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

Nine Months Ended September 30, 2005 Compared to the Same Period of 2004

Revenue

Revenue increased $33.4 million, or 4.7%, for the nine months ended September 30, 2005 compared to the same period of 2004. The changes in revenue by geographic region are shown in the following table:

Nine months			$	%
ended September 30,	2005	2004	Change	Change
	(As restated)	(As restated)
		(in millions)
North America	$370.5	$370.4	$0.1	0.0%
Europe	309.2	290.9	18.3	6.3%
Asia Pacific	38.3	30.9	7.4	23.9%
Latin America	28.7	21.1	7.6	36.0%
Totals	$746.7	$713.3	$33.4	4.7%

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

Operating, selling and administrative expenses increased $9.7 million for the nine months ended September 30, 2005 compared to the same period in 2004.  The weakening of the U.S. dollar compared to the primary jurisdictions that we operate in accounted for $6.2 million of the increase.  The remainder of the increase in these expenses was associated with our revenue increase.  As a percentage of revenue, operating, selling and administrative expenses decreased to 32.4% for the nine months ended September 30, 2005 compared to 32.6% for the same period in 2004.

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

Operating Income

Operating income decreased $6.1 million for the nine months ended September 30, 2005 compared to the same period in 2004 due to the factors discussed above.

Interest Expense

Interest expense increased $0.2 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the $0.4 million write-off of previously capitalized debt issuance costs.  This increase was partially offset by a decrease in interest expense on lower average borrowings.

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

Income tax expense as a percentage of income before income taxes and minority interest was 42.2% for the nine months ended September 30, 2004.  The difference between this rate the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the deferred tax asset and due to income tax expense incurred in certain non-U.S subsidiaries.

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

Nine Months Ended September 30,	2005	2004
	(As restated)	(As restated)
		(in thousands)
Net cash provided by (used in):
Operating activities	$9,055	$30,810
Investing activities	(18,368)	(15,845)
Financing activities	16,345	(3,835)

2005

In the nine months ended September 30, 2005, cash provided by operating activities resulted primarily from $25.1 million in income before depreciation and amortization, and other non-cash charges and benefits, and a $4.1 million decrease in other liabilities, partially offset by a $15.4 million increase in account receivable and other assets and a $4.8 million decrease in trade accounts payable.

In the nine months ended September 30, 2005, we used cash for investing activities to purchase $21.3 million of property and equipment and used $0.5 million for dividends paid to a minority interest shareholder.  This was partially offset by $3.3 million in proceeds from the cash surrender value of life insurance.

In the nine months ended September 30, 2005, cash provided by financing activities resulted from net borrowings of debt and other obligations of $21.7 million, offset by the payment of $5.5 million of debt issue costs associated with the new Credit Facility.

2004

In the nine months ended September 30, 2004, cash provided by operating activities resulted primarily from $30.8 million in income before depreciation and amortization, and other charges, a $1.5 million decrease in other assets and a $8.4 million increase in other liabilities, partially offset by a $2.9 million increase in trade accounts receivable and a $7.0 million decrease in trade accounts payable.

In the nine months ended September 30, 2004, we used cash for investing activities to purchase $17.3 million of property and equipment and used $0.8 million to increase investments in affiliates, offset partially by a dividend from an affiliate of $1.7 million and receipts on notes receivable of $0.5 million.

In the nine months ended September 30, 2004, cash used in financing activities resulted in net repayments of debt and other obligations of $4.1 million partially offset by $0.2 million of cash receipts from the proceeds on stock options exercised, net of tax.

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

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of September 30, 2005.   We subsequently obtained waivers of the non-compliance.

The waivers addressed past defaults, including among other things, (1) the delayed submission of certain monthly unaudited financial statements, monthly compliance certificates, borrowing base certificates and projections; (2) our exceeding the maximum leverage ratio of 2.75 to 1.0 for the four fiscal quarters ended September 30, 2005 based on the restatement of prior financial statements; and (3) inaccuracies in prior financial statements and related compliance certificates due to the restatement of such financial statements.  The waivers also enable us to avoid default related to any delinquent payment of certain U.S. income taxes that would result if we do not receive the expected favorable IRS rulings concerning technical errors in the filings of the Company’s US federal tax returns for fiscal years 2001-2003.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2004.  These contractual obligations and commitments include:

•                                          $20.4 million of other local short-term debt as shown in our consolidated condensed balance sheet at September 30, 2005,

•                                          $117.6 million of other long-term debt, excluding current portion of long-term as shown in our consolidated condensed balance sheet at September 30, 2005,

•                                          $9.6 million of capital lease obligations as shown in our consolidated condensed balance sheet at September 30, 2005, and

•                                          operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2018.

As summarized in Note 10 to the Consolidated Financial Statements of this Report on Form 10-Q, the Company entered into a five-year Credit Facility on August 19, 2005.  The following table summarizes the obligations under the Credit Facility as of September 30, 2005:

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

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Quarterly Report on Form 10-Q filed on November 9, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As a result of the subsequent discovery, discussed below, of a material weakness within our internal controls framework as it existed at September 30, 2005, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Restatement

Subsequently, during the first quarter of 2006, we identified a deficiency within our internal control framework.  We determined that our previously reported consolidated condensed financial statements for the three and nine months ended September 30, 2005 and 2004 and our consolidated financial statements for the four years ended December 31, 2001 through December 31, 2004, required restatement. This Form 10-Q/A restates the September 30, 2005, interim financial statements for the correction of the error. Because the error resulted in the restatement of previously issued financial statements, we determined the deficiency within our internal control framework to be a material weakness.

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