Form 10-K
period 2005-12-31
SITEL CORP
filed 2006-09-14
CIK 943820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

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

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐   Accelerated filer   ☒   Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).

YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $174,216,902 based upon the closing price of $2.11 for such stock as reported by the New York Stock Exchange on such date. Solely for purposes of this calculation, persons holding of record more than 5% of the Company’s stock have been included as “affiliates.”

COMMON STOCK, $.001 PAR VALUE — 74,507,364 SHARES OUTSTANDING AS OF August 31, 2006

SITEL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Forward-Looking Statements
PART I
Item 1	–	Business
General
Industry Overview
Our Business
Organizational Structure
The Services We Offer
Markets and Clients
The Industries We Serve
Information Technology
Human Resource Management
Multi-shore Distribution Strategy
Competition
Reporting Segments and Geographical Information
Available Information
Government Regulation
Quarterly Results and Seasonality
Item 1A	-	Risk Factors
Item 1B	-	Unresolved Staff Comments.
Item 2	–	Properties
Item 3	–	Legal Proceedings
Item 4	–	Submission of Matters to a Vote of Security Holders

PART II
Item 5	–	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6	–	Selected Financial Data
Item 7	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
General Business Risks
Critical Accounting Policies and Estimates
Results of Operations
Financial Condition and Liquidity
Other Matters
Item 7A	–	Quantitative and Qualitative Disclosures about Market Risk
Item 8	–	Financial Statements and Supplementary Data
Item 9	–	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	–	Controls and Procedures
Item 9B	-	Other Information

PART III
Item 10	–	Directors and Executive Officers of the Registrant
Item 11	–	Executive Compensation
Item 12	–	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	–	Certain Relationships and Related Transactions
Item 14	–	Principal Accountant Fees and Services

PART IV
Item 15	–	Exhibits and Financial Statement Schedules
Signatures

TABLE OF CONTENTS – Financial Statements

EXPLANATORY NOTE:  As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, SITEL Corporation has restated its previously filed consolidated financial statements as of December 31, 2004, and for the fiscal years ended December 31, 2001 through 2004 included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005.  In addition, we have restated each of the three-month periods covered by the interim quarterly reports for the fiscal year 2005 and 2004. We identified errors in our financial statements related to accounting irregularities at our Brazilian subsidiary including interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts.

We also recorded other adjustments that were previously deemed immaterial.

As a result of the errors referred to above, the net loss for the fiscal years ended December 31, 2004, 2003, 2002, and 2001 was understated by $1.9 million, $3.0 million, $1.4 million, and $0.2 million, respectively.

The errors described above impacted our results for the quarterly periods in the two years ended December 31, 2005.  As a result, we have restated the unaudited selected quarterly financial data included in Note 14 to the Consolidated Financial Statements as appropriate.

As reported in our Item 9A, we have reported material weaknesses in our internal control over financial reporting.  We have determined that these weaknesses contributed to the restatements referred to above and we have not yet completed our remediation.

Forward-Looking Statements

We make statements in this report that are considered forward-looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as “believes,” “expects,” “intends,” “should,” “will,” “plans,” and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to: conclusion of the IRS ruling request process, conclusion of discussions with the SEC regarding the irregularities at the foreign subsidiary, effectiveness of cost control initiatives, reliance on major clients, conditions affecting clients’ industries, clients’ budgets and plans, unanticipated labor, contract or technical difficulties, delays in ramp up of services under contracts, ability to negotiate contracts on acceptable terms, contract termination provisions, the demand for off-shore services, reliance on major subcontractors and strategic partners, risks associated with managing a global business, fluctuations in operating results, reliance on telecommunications and computer technology, dependence on labor force, industry regulation, general and local economic conditions, competitive pressures in our industry and in our clients’ industries, uncertainties of litigation, foreign currency risks, the effects of leverage, dependency on credit availability, restrictions imposed by the terms of indebtedness, and dependence on key personnel.

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

We are a leader in the customer touch marketplace providing business process consulting, outsourcing and technology to clients in the automotive, consumer, financial services, government, insurance, technology, telecommunications, travel and utility sectors.

•                  We specialize in the design, implementation, and operation of multi-channel contact center solutions

•                  We enable our clients to find, acquire and retain customers to enhance both the efficiency and the value of these relationships throughout the customer lifecycle.

•                  We support the customer management strategies of many of the world’s leading brands.

•                  Through SITEL Solutions, we leverage world-class operations across our global platform of people, processes, and technology to help existing and new clients develop sophisticated customer support solutions.

•                  We manage approximately two million customer contacts per day via telephone, e-mail, Internet, traditional mail and other media

•                  We serve both outsourced and in-house contact centers focused on delivering improved service quality, productivity and efficiency.

Our global footprint currently supports over 300 clients and includes operations in North America, Europe, North Africa, Asia Pacific, and Latin America. SITEL’s business model is comprised of 32 business units, which deliver in-country market support for local clients and leverage our global platform to provide single-point, multi-country solutions on behalf of multinational clients.  We represent many of the world’s leading brand names from our current delivery platform, which includes:

•                  Approximately 39,000 employees,

•                  Over 27,900 workstations,

•                  89 contact centers located in 27 countries,

•                  Service to clients in 56 countries,

•                  Communication in more than 32 languages and dialects.

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

Contact center-based customer management activity is becoming central to the way leading organizations choose to enhance customer loyalty and retention. IDC, a respected industry analysis group, estimates that the worldwide contact outsource business will grow from $51 billion in the year 2005 to $92 billion by the year 2010 or a compound annual growth rate of 12.4%. Corporations are increasingly shifting key business processes from internal operations to outsourced partners.  This business process outsourcing momentum is creating opportunities for the contact center outsourcing market.

The outsourced contact center industry provides corporations improved financial returns and higher end-customer satisfaction. As the outsourced industry continues to evolve, it is anticipated that growth will be further fueled by an improved ability of outsourcers to deliver integrated technology and communication solutions.  Companies will continue to realize the benefits associated with a focus on their core competencies and will rely on service providers like SITEL to deliver comprehensive contact center solutions.  The contact center outsourcing industry continues to establish offshore and nearshore locations, now often referred to as best-shore or multi-shore strategies, to serve clients seeking diversified labor markets. Likewise, industry analysts such as IDC, Datamonitor, and Forrester are beginning to uniquely identify and segment the few contact center companies, such as SITEL, that are positioned and differentiated in this global realm.

Our Business

SITEL designs, builds, and operates contact centers to deliver integrated customer interaction solutions for companies around the world. Through SITEL Services, with industry leading delivery of interactive contact center customer care services, SITEL Solutions, with sophisticated solutions to complex BPO challenges of multi-national companies, and SITEL Systems, with an IT infrastructure utilized to give SITEL a competitive advantage while being a profit generator from third party sales, SITEL has again positioned itself in ahead of its competitors in market place. Our strategy for aligning with our clients involves mature methodologies centered on these three key phases of program development and operation. Because some clients require different levels of support during each of these phases, we are able to leverage our global experience and expertise in local markets to tailor a solution and delivery model as needed.  Our multi-tiered approach to client engagement for both business-to-customer (B2C) and business-to-business (B2B) programs enables us to align our solution as closely as possible with our clients’ unique business goals.

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

More and more companies are consolidating the number of outsource customer contact center vendors and contracting with a company that can serve them across geographies.  Our Global Solutions team develops, implements, and manages customized industry-specific management solutions for our global clients.  This structure, in combination with local business unit delivery, ensures best practice processes are delivered with the necessary local customization, improving outcomes for our global clients.  Our SITEL Systems group provides world-class, on-demand access to contact center technology.  This allows clients to capitalize on SITEL’s technology infrastructure and methodologies regardless of size or location.  Furthermore, it creates access to a global footprint via SITEL’s global routing engine.

The Services We Offer

SITEL provides innovative and efficient customer support services and solutions. We view every customer contact as an opportunity to build our clients’ brand equity and strengthen relationships with our clients’ customers. We offer a suite of services addressing every stage of the customer or product lifecycle, as well as operational and technology professional services that are designed to optimize every aspect of the day-to-day operation of both outsourced and in-house contact centers. We give a partial list below of services we offer for various phases of customer contact management:

Technical Support	Customer Care	Customer Acquisition	Receivables Management
Level 0-4 Technical Support	360^ Customer Support	Pre-sales, Sales, Post-sales	Early to Late Stage Receivables
• Troubleshooting • Hardware support • Software support • Internet support • PC/server support • Up-sell/cross-sell • Corporate helpdesk • Warranty • Post warranty	• Repeat purchases • Cross-sell/up-sell • Account change • Issue resolution • Billing information • Reservations • Loyalty clubs • Investor inquiries • Warranty calls	• Inbound sales • Outbound sales • Order taking • Lead generation • DRTV/bureau • Product information • Subscription renewals • Database management	• Pre charge-off • Post charge-off • Early fraud • Credit activation • Property recovery • Skip tracing • Disaster prevention • Recovery

Markets and Clients

Our business units implement and operate customized industry-specific customer support solutions by geography and by specific vertical markets.  They have primary responsibility for operations, sales and marketing efforts in their defined area. Within this framework, we focus on all sized corporations in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, and utilities sectors. These industries accounted for approximately 9.3%, 11.2%, 17.0%, 5.9%, 24.4%, 19.3%, and 7.4%, respectively, of our 2005 revenue. Sales in other industries, including media services, travel, healthcare, government and various others, accounted for 5.5% of 2005 revenue. We serve over 300 clients in 27 countries.  Note 10 to the Consolidated Financial Statements provides information about our revenue by geographic region. Our top 20 clients accounted for 66.0% of our revenue in 2005, and may include multiple independently managed business units within the clients’ affiliated group.  Hewlett-Packard Company business units were responsible for 11.6% of our total revenue in 2005.  General Motors Corporation business units were responsible for 11.3% of our total revenue in 2005.  Our primary contract with General Motors expired in December 2005. We did not have any other clients under common control that generated more than 10% of our total revenue for the year ended December 31, 2005.

The Industries We Serve

SITEL leverages a global suite of best practices in operations, technological and human resources to deliver peerless customer interaction across multiple touch points. We provide specialized systems, solutions, and services tailored to the specific business challenges of a broad range of vertical industries, including: Automotive; Consumer; Financial Services; Insurance; Technology; Telecommunications and ISP, Utilities and Media Services.

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

Consumer

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

In North America our Insurance business unit operates a fully functional licensing and development department, as well as state certified training centers, leveraging over 220 licensed in-house agents to provide services for insurance companies throughout the United States and Canada

Technology

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

Media Services

Media Services specializes in four segments: Broadband/Satellite and associated products and services, Publishing, Recordings, and Media Entertainment.  SITEL works with the industry’s largest cable and satellite companies and has proven success in meeting highly competitive and cost conscious business needs for a wide range of services, including: customer care/sales, multi-tier technical support, and outbound sales.  SITEL has a proven track record of working with Media Services companies to improve customer loyalty and customer demand by consistently providing a high level of service across multiple centers and channels.

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

In addition to our SystemOne Solution and our Global Routing Engine, SITEL’s end-to-end technical solutions include:

•                  Customer Facing Enablements, such as IVR, E-mail, Web, and Fax;

•                  Voice of the Customer, such as Custom Application Development, Speech Recognition, Text to Speech, Customer, Surveys, and Quality Assurance Tools;

•                  Contact Management, such as Auto Dialing, CTI, Scheduling and Forecasting (WFM), and Data Mining;

•                  Key Design Considerations, such as Customer Education Protocols, Customer Segmentation Strategies, Contact Valuation, and Knowledge Management.

Critical technology components that facilitate the worldwide, effective and efficient delivery of our infrastructure includes:

•                  Technical Delivery, such as Private Connectivity, Network Isolation, Encryption, and VPN Connection;

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

As of December 31, 2005, we had approximately 39,000 employees.  In our European region, employees in Belgium, Germany, Sweden, and Spain are within the scope of government sponsored collective bargaining agreements and are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider relations with our employees to be good.

Multi-shore Distribution Strategy

The use of multi-shore facilities to serve clients’ customers from various locations offers a reliable, cost efficient, and flexible management strategy for our clients.  Our English-speaking locations include the United States, Jamaica, India, Panama, and Canada.  The Spanish-speaking market is primarily served by Spain, Mexico, Colombia, Panama and Argentina.  French-speaking customers are primarily served via France, Morocco, and Canada.  In designing a multi-shore strategy, SITEL has developed an evaluation tool called, PIM™, which is our Process Identification Model for identifying a client’s readiness to outsource, as well as defining a site support strategy.

Competition

We are one of the largest independent companies executing contact center solutions. Our largest U.S based direct competitors include:

•            APAC Customer Service, Inc.,

•            Sykes Enterprises, Incorporated,

•            TeleTech Holdings, Inc., and

•            Convergys Corporation.

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

Reporting Segments and Geographical Information

Information regarding reporting segment and geographical information is set forth in Note 10 to the Consolidated Financial Statements.

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

Government Regulation

The nature of our business makes us subject to various laws and regulations that primarily concern teleservices, web-services, insurance, collection agencies, and the collection and use of private consumer data.

In the United States, various federal and state statutes and regulations impact each of these areas.

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

In 2003, the FTC and FCC expanded their respective regulations governing telephone sales practices.  The expanded regulations established the FTC-FCC’s national “do not call” registry for consumers not wanting unsolicited telephone sales calls (with exceptions for pre-existing business relationships or prior express consent and with a conditional safe harbor for human error).  Also, the FTC enacted a strict 3% per day per calling campaign restriction on outbound call abandonment.

Many states have enacted or are considering enacting similar or more restrictive provisions affecting telephone sales practices.  The FTC, FCC and state attorney generals are permitted to file enforcement actions against sellers and telemarketers for violations of various teleservices regulations.  Consumers may also file civil actions for violations adversely affecting them.

There are also many federal and state laws and regulations in the U.S. that govern web-services, collection agency licensing and practices, and the collection and use of private consumer data.  Some key federal laws affecting our business in this regard include the Gramm-Leach-Bliley Act, Health Insurance Portability and Accountability Act of 1996, Fair Debt Collection Practices Act and Fair Credit Reporting Act.  Concerns about “right of privacy” issues have increasingly been at the forefront of regulatory developments due to the dramatic increase in the availability of information about consumers as a result of technological advances.

Outside the United States, the majority of other countries where we have substantial operations generally has not yet enacted detailed regulatory frameworks for teleservices, although a number of countries are considering this.  The Canadian Radio-Television and Telecommunications Commission (CRTC) enacted new telemarketing regulations in May 2004 mirroring in part the U.S. regulations.  The CRTC, however, stayed its new regulations in September 2004 pending its determination of applications to review and modify some of the new regulations.   The European Union (EU) has adopted various directives impacting the teleservices industry.  EU member countries are in various stages of implementing these directives.

Many other countries, including those in the EU, have enacted or proposed laws that regulate consumer privacy and the collection and use of consumer data.  Many of these laws are based on the privacy principles established by the Organization for Economic Co-operation and Development (OCED) in its Guidelines on the Protection of Privacy and Transborder Flows of Personal Data.  These laws typically limit the use and disclosure of personally identifiable information to specified, lawful purposes; impose rules on the transfer and processing of personal data; and provide individuals with a right to access and correct inaccurate personal information.  It is illegal to transfer personal data outside the EU to a country the EU has not approved as having adequate data protection measures unless the national data protection commissioner has given permission or the exporter and importer have entered a contract containing certain model clauses protecting the data.

Also, the various client industries we serve within the U.S. or internationally are subject to different types and degrees of government regulations.  Compliance with these industry-specific regulations is generally the legal or contractual responsibility of our clients, but we are sometimes directly affected too.  For example, our employees who sell certain U.S. insurance products are typically required to be licensed by state insurance commissions and may also be required to participate in regular continuing education programs.  Another example is our UK subsidiary, which has obtained regulated status from the U.K. Financial Services Authority to handle outsourced mortgages and general insurances sales and services pursuant to regulations that became effective January 14, 2005 under the Financial Services and Markets Act 2000.

We rely on our clients and their advisors to develop or approve the scripts and client information we use in making or receiving customer contacts. We typically require our clients by contract to indemnify us against claims and expenses that may arise from their products or services, scripts or directives.

Overall, compliance to date with applicable laws, regulations and industry guidelines has not had a material adverse effect on our global business.  In the U.S., compliance with the expanded FTC and FCC regulations and the increasing regulation of teleservices at the state level has imposed significant additional costs and burdens, especially upon our outbound customer acquisition business.  However, our North American outbound customer acquisition business represents only a relatively small percentage of our overall worldwide business, about 3.3% of our 2005 global revenue, compared to 4.5% in 2004 and 6.7% in 2003.

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

Item 1A.  Risk Factors

The Company has material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

Management has identified material weaknesses in our internal control over financial reporting that resulted in the restatement of our previously issued financial statements for the fiscal years 2001 through 2004, including interim periods in 2004, and the first three quarters of 2005. See “Item 9A. Controls and Procedures”.  We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional significant deficiencies or material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company’s internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.  The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements.

Our exploration of strategic alternatives may create uncertainties that could affect our business

On November 23, 2005, we announced that we had retained Citigroup as our financial advisor and established a special committee of independent directors and James Lynch to evaluate various strategies to enhance long-term stockholder value, including but not limited to our potential sale.  At this stage, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:

• the exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results;

• we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;

• the process of exploring strategic alternatives may be time consuming and expensive; and

• perceived uncertainties as to our future direction may result in the loss of employees or business partners.

We cannot predict the ultimate outcome of our ongoing discussions with the SEC regarding irregularities identified in our Brazilian subsidiary that raised the possibility of FCPA violations

In connection with certain irregularities identified in our Brazil subsidiary that raised the possibility of FCPA violations, we contacted the Securities Exchange Commission Enforcement Division on March 1, 2006.  We’ve reported to the SEC on the results of the internal investigation into the irregularities.  We are responding to the SEC’s requests for further information.  We cannot predict the ultimate outcome of the ongoing discussions with the SEC. The outcome could include the institution of administrative or civil injunctive proceedings involving the Company and/or current or former Company employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions and/or a referral to other governmental agencies.

Our credit facilities contain restrictive covenants that may limit our ability to pursue or expand our business strategy, including the pay down of certain indebtedness.

Our credit facilities with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents limit, and in some circumstances prohibit, our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets, effect a consolidation or merger, and engage in other activities.  We are required under the credit facilities to maintain compliance with certain financial ratios and thresholds.  We may not be able to maintain these ratios and thresholds.  Covenants in the credit facilities may impair our ability to pursue or expand our business strategies.  Our ability to comply with these covenants and other provisions of the credit facilities may be affected by our operating and financial performance, changes in business conditions or results of operations, or other events beyond our control.  In addition, if we do not comply with these covenants, the lenders under the credit facilities may accelerate our debt repayment under the credit facilities.  We have pledged a substantial part of our consolidated assets and two-thirds of the stock of our first tier foreign subsidiaries to secure the debt under our credit facilities.  Certain of our foreign subsidiaries have pledged substantially all of their assets to secure intercompany notes owed to borrowers under the credit facilities; the intercompany notes and pledges have been assigned to the Agents under the credit facilities.  If the indebtedness under the credit facilities is accelerated, we cannot assure that our assets will be sufficient to repay all outstanding indebtedness in full.

Our level of indebtedness, and the security provided for this indebtedness, could adversely affect our business and our ability to fulfill our obligations.

At December 31, 2005, we had approximately $137.1 million of outstanding indebtedness on a consolidated basis, of which approximately $110.6 million was under our credit facilities with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents.  Outstanding borrowings under our credit facilities are secured by a pledge of a substantial part of our consolidated assets, including a pledge of two-thirds of the stock of our first tier foreign subsidiaries. Most of the debt of our subsidiaries is pledged by certain or substantially all of the assets of those subsidiaries.  This level of indebtedness and related security could have important consequences to us and our investors because it could:

•                                          Make it more difficult for us to satisfy our debt service and other obligations

•                                          Increase our vulnerability to general adverse economic and industry conditions

•                                          Require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes and grow our business

•                                          Limit our flexibility in planning for, or reacting to, changes in our business and the industry

•                                          Place us at a competitive disadvantage to our competitors that are not as highly leveraged

•                                          Limit, along with the financial and other restrictive covenants in our and our subsidiaries’ indebtedness, among other things, our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

To the extent we become more leveraged, the risks described above would increase.  Further, our actual cash requirements in the future may be greater than expected.  Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due.

We have had to obtain waivers and amendments under our existing credit facilities to avoid future defaults or cure past defaults.  We may not be able to obtain future waivers and amendments without significant fees or at all, which could materially adversely affect our financial condition.

In 2006 we sought and obtained waivers and amendments under our credit facilities with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents to address defaults which related primarily to matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary and technical errors in the filings of our US federal tax returns for fiscal years 2001-2003.  We paid amendment fees of $250,000 to the Agents in connection with these prior waivers and amendments.  If future waivers or amendments are needed, we can expect to incur significant fees to obtain them.

Our revenue is generated from a limited number of clients, and the loss of one or more of our significant clients or the reduction in margin due to a renegotiation or a substantial reduction of the amount of services performed by us for a significant client, could have a material adverse effect on our business.

A significant portion of our revenue is derived from relatively few clients. Our top 20 clients accounted for 66.0%, 67.0%, and 71.2% of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively.  Some of our top 20 clients include multiple independently managed business units within the clients’ affiliated group. General Motors Corporation (General Motors) business units were responsible for 11.3%, 14.9%, and 21.2 % of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.  On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for their North American Vehicle Sales, Service, and Marketing Group through December 31, 2005.  An existing agreement under which we supported OnStar operations terminated effective June 22, 2004. Our primary contract with General Motors expired in December 2005. In addition, Hewlett-Packard Company business units were responsible for 11.6% and 11.3% of our revenue for the years ended December 31, 2005 and 2004, respectively.  We did not have any other clients under common control that generated more than 10% of our revenue for the years presented.

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

We incurred net losses in four of the last five fiscal years.  If we incur future net losses we may need additional capital to meet our future cash requirements and execute our business strategy.

We incurred net losses in fiscal years 2001-2004, as well as an operating loss in 2001.  We may not be able to sustain or increase the profitability we established in 2005.  If revenues grow slower than we anticipate or operating expenses exceed our expectations, our financial results may be materially impacted. Furthermore, the cash requirements of certain of our subsidiaries may continue to put pressure on our capital resources and liquidity, and we may not be able to continue to fund them if our operations are not profitable. Particularly in view of the restrictions imposed by our credit facilities, our ability to continue our operations could be jeopardized if we incur future net losses.

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

We generate a majority of our revenue from clients in the automotive, consumer, financial services, insurance, technology, telecommunications and ISP, and utilities industries. These industries accounted for approximately 9.3%, 11.2%, 17.0%, 5.9%, 24.4%, 19.3%, and 7.4%, respectively, of our 2005 revenue.  Sales in other industries, including media services, travel, healthcare, government and various others, accounted for 5.5% of 2005 revenue.  Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in such industries to outsource certain customer management services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer management services could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to the risk of litigation and regulatory proceedings or actions in connection with the restatement of prior period financial statements.

We have restated our previously issued financial statements for the fiscal years 2001 through 2004, including interim periods in 2004, and the first three quarters of 2005. We may in the future be subject to class action suits, other litigation or regulatory proceedings or actions arising in relation to the restatement of our prior period financial statements. Any expenses incurred in connection with this potential litigation or regulatory proceeding or action not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceeding or action could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation or regulatory proceeding or action may be time consuming, and it may distract our management from the conduct of our business.

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

Our business and growth depend in large part on the industry trend toward outsourced customer support management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer support services rather than perform such services in-house. There has been an increasing amount of political discussion and debate related to worldwide outsourcing, particularly from the United States to offshore locations. There is federal and state legislation currently pending related to this issue.  A change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could effectively have a material adverse effect on our business, results of operations, and financial condition.  There can be no assurance that the outsourcing trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, results of operations, and financial condition.  Furthermore, while we now have operated in offshore markets for more than five years, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could also have a material adverse effect.   The continued expansion offshore to meet the demand of new clients and the needs of certain of our clients that are migrating call volumes to offshore operations could result in additional excess capacity in the countries that they are migrating from (particularly the U.S. and U.K.).  As a result of this migration offshore, we have experienced and expect that we will continue to experience duplicative operating costs and site closure costs related to the ramp-down of certain contact centers, particularly in the U.S. and U.K. To date we have closed several centers and expect to close additional centers as a result of this shift offshore. The success of our offshore operations will be subject to numerous contingencies, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks.   In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic, and market uncertainties in offshore locations.

Continued war and terrorist attacks or other civil disturbances could lead to economic weakness and could disrupt our operations resulting in a decrease of our revenue and earnings.

In March 2003, the United States went to war against Iraq and, in September 2001, the United States was a target of unprecedented terrorist attacks. In March 2004, Spain, the location of one of our largest business units, was a target of a terrorist attack.  These attacks have caused uncertainty in the global financial markets and in the United States economy. The war and any additional terrorists attacks may lead to continued armed hostilities or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute to economic instability in the United States and disrupt our operations. Such disruptions could cause service interruptions or reduce the quality level of the services that we provide, resulting in a reduction of our revenue. In addition, these activities may cause our clients to delay or defer decisions regarding their use of our services which would delay our receipt of additional revenue.

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

Our profitability is influenced significantly by the capacity use of our contact centers. We attempt to maximize the use of our contact centers; however, because most of our business is inbound, we have significantly higher use during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of excess capacity, particularly in our shared contact centers, and occasionally have accepted short-term assignments to use the excess capacity. In addition, we have experienced, and in the future may experience, at least short-term, excess peak period capacity when we open a new contact center or terminate or complete a large client program. There can be no assurance that we will be able to achieve or maintain optimal contact center capacity use. We generally incur the same operating costs regardless of the level of use of our contact centers.

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

Our forecasts and other forward-looking statements are based upon various assumptions that are subject to significant uncertainties that may result in our failure to achieve our forecasted results.

From time to time in press releases, conference calls and otherwise, we may publish or make forecasts or other forward-looking statements regarding our future results, including estimated revenues, earnings per share and other operating and financial metrics.  Our forecasts are based upon various assumptions that are subject to significant uncertainties and any number of them may prove incorrect.  Further, our achievement of any forecasts depends upon numerous factors, many of which are beyond our control.  Consequently, we cannot assure you that our performance will be consistent with management forecasts.  Variations from forecasts and other forward-looking statements may be material and adverse.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without shareholder approval, up to 200,000,000 shares of common stock, of which approximately 74,507,364 shares were outstanding as of August 31, 2006.

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

Minnesota law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter authorizes and requires us to indemnify our directors and officers for actions taken by them in those capacities to the extent permitted by Minnesota law. In addition, our charter limits the liability of our directors and officers for money damages, except for:

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our executive offices are located in Omaha, Nebraska.

As of December 31, 2005, we operated company centers in various facilities that we lease and client centers that are on client premises as shown in the table below.

	Company	Client	Total	Number of
Facility Location	Centers	Centers	Facilities	Workstations

Argentina	—	1	1	180
Australia	2	—	2	247
Belgium	1	—	1	656
Brazil	2	3	5	1,519
Canada	8	1	9	2,755
Colombia *	2	1	3	984
Denmark	1	—	1	40
France	2	2	4	757
Germany	4	—	4	1,645
India *	1	—	1	1,045
Italy	1	—	1	220
Jamaica *	1	—	1	187
Mexico *	4	—	4	1,566
Morocco	1	—	1	391
Netherlands	2	—	2	594
New Zealand	1	2	3	421
Panama *	2	2	4	1,089
Philippines	1	—	1	597
Poland	1	—	1	129
Portugal	1	—	1	193
Singapore	1	—	1	143
Spain	8	3	11	4,421
Sweden	1	3	4	284
United Kingdom	4	—	4	1,520
United States	16	3	19	6,299
Totals:	68	21	89	27,882

*centers in our joint ventures

We contract and operate out of client centers to support specific client initiatives. We believe our current facilities are adequate for our current operations, but additional facilities will be required to support growth. We believe suitable additional or alternative space will be available as needed on commercially reasonable terms.

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

From time to time, we are involved in litigation incidental to our business. We cannot predict the ultimate outcome of such litigation with certainty, but management believes, after consultation with counsel, except for the items discussed below for the reasons mentioned below, that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

On March 1, 2006, we contacted the U.S. Securities and Exchange Commission Enforcement Division and reported that we had identified accounting and other irregularities in our Brazil subsidiary that raised the possibility of violations of the U.S. Foreign Corrupt Practices Act.  We completed an internal investigation into these irregularities, with the assistance of independent outside counsel in Brazil.  The investigation did not reveal any prior involvement or knowledge regarding the irregularities by any officer or director of the Company.  We have taken and are taking remedial actions.  We restated our financial statements for the fiscal years 2001 through 2004 and for the quarters ended March 31, June 30, and September 30, 2005 as a result of errors in the prior financial statements identified as a result of the investigation.  We reported to the SEC on the results of the internal investigation and are responding to the SEC’s requests for further information.  We cannot predict the ultimate outcome of the ongoing discussions with the SEC. The outcome could include the institution of administrative or civil injunctive proceedings involving the Company and/or current or former Company employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions and/or a referral to other governmental agencies.

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

	2005		2004
	High	Low	High	Low
First Quarter	$2.50	$1.70	$3.31	$2.31
Second Quarter	$2.19	$1.59	$4.46	$2.52
Third Quarter	$3.03	$2.12	$4.43	$1.56
Fourth Quarter	$3.25	$2.55	$2.54	$1.86

Shares Outstanding and Holders of Common Stock

As of August 31, 2006, we had 74,507,364 shares of common stock outstanding and 486 record holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since our inception. The Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Furthermore, our Credit Agreements contain restrictions on the payment of cash dividends.

Item 6. Selected Financial Data

The following Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on the following page, the Consolidated Financial Statements beginning on page F-3, and the Notes to Consolidated Financial Statements beginning on page F-7.

Years Ended December 31,	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$1,037,179	$956,135	$846,087	$769,884	$724,734

Operating expenses	1,012,080	939,005	833,865	740,143	708,463
Asset impairment and restructuring expenses (a)	6,614	16,993	3,004	1,444	26,185
Operating income (loss)	18,485	137	9,218	28,297	(9,914)

Interest expense, net	(13,006)	(13,104)	(12,516)	(11,736)	(11,717)
Equity in earnings (loss) of affiliates	722	681	1,417	3,441	(297)
Other expense, net	(545)	(698)	(438)	(519)	(2,244)
Income (loss) before income taxes, minority interest and change in accounting method	5,656	(12,984)	(2,319)	19,483	(24,172)

Income tax expense (benefit) (e)	642	14,732	4,789	10,443	(2,317)
Minority interest	2,240	724	658	1,812	947
Income (loss) before change in accounting method	2,774	(28,440)	(7,766)	7,228	(22,802)

Cumulative effect of a change in accounting for goodwill (b)	—	—	—	(18,399)	—
Net income (loss) (c)	$2,774	$(28,440)	$(7,766)	$(11,171)	$(22,802)

Weighted average common shares outstanding:
Basic	74,137	73,684	73,877	74,225	73,424
Diluted	74,466	73,684	73,877	74,335	73,424

Income (loss) before change in accounting method per common share:
Basic	$0.04	$(0.39)	$(0.11)	$0.10	$(0.31)
Diluted	$0.04	$(0.39)	$(0.11)	$0.10	$(0.31)

Net income (loss) per common share:
Basic	$0.04	$(0.39)	$(0.11)	$(0.15)	$(0.31)
Diluted	$0.04	$(0.39)	$(0.11)	$(0.15)	$(0.31)

At December 31,	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)	(restated)
	(in thousands)
Balance Sheet Data:
Working capital	$90,517	$77,620	$85,568	$79,429	$72,710
Total assets	418,445	399,423	406,275	352,727	356,557
Long-term debt, net of current portion (d)	114,463	99,530	109,423	107,475	107,495
Stockholders’ equity	118,386	125,230	145,940	137,545	139,394

(a)  We discuss asset impairment and restructuring expenses in Note 12 to the Consolidated Financial Statements.

(b)  We discuss the cumulative effect of a change in accounting for goodwill in Note 1 to the Consolidated Financial Statements.

(c)  During 2002, we adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill.  If we had not amortized our goodwill during the year ended December 31, 2001 our net loss would have been $(19,360).

(d)  On December 1, 2004, we redeemed $10 million of our 9.25% Senior Subordinated Notes and in August of 2005 we refinanced our long-term debt, see Note 5 in the Consolidated Financial Statements.

(e)  We discuss income tax expense in Note 6 to the Consolidated Financial Statements.

As described in Note 2 to the December 31, 2005 Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K, we have restated our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, and 2001 to reflect additional adjustments in the Consolidated Statements of Operations primarily associated with interest and penalties on unpaid tax obligations; deferred recognition of expenses; errors in revenue recording; intentional falsification of financial results; and intentional misclassification of recorded amounts at our Brazilian subsidiary.  As a result, we are restating our financial statements for all periods reflected in this table for these items.  The restated amounts above reflect the adjustments enumerated in Note 2 to the Consolidated Financial Statements and the following adjustments to the 2003 balance sheet and for years prior to fiscal 2003:

	2002		2001
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
	(in thousands)		(in thousands)
Statement of Operational Data:
Revenue	$770,211	$769,884	$725,048	$724,734
Operating expenses	739,457	740,143	708,565	708,463
Operating income (loss)	29,310	28,297	(9,702)	(9,914)
Interest expense, net	(11,250)	(11,736)	(11,642)	(11,717)
Other income (expense), net	(636)	(519)	(2,309)	(2,244)
Income (loss) before income taxes, minority interest and change in accounting method	20,865	19,483	(23,950)	(24,172)
Income tax expense (benefit)	10,437	10,443	(2,317)	(2,317)
Income (loss) before change in accounting method	8,616	7,228	(22,580)	(22,802)
Net income (loss)	(9,783)	(11,171)	(22,580)	(22,802)
Income (loss) before change in accounting method per share:
Basic & Diluted	$0.12	$0.10	$(0.31)	(0.31)
Income (loss) per share:
Basic & Diluted	$(0.13)	$(0.15)	$(0.31)	(0.31)

	2003		2002		2001
	As		As		As
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated
	(in thousands)		(in thousands)		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,850	$30,131	$34,142	$34,137	$22,156	$22,365
Trade accounts receivable	175,542	175,711	128,643	128,966	129,180	129,410
Prepaid expenses and other assets	17,436	17,464	15,730	15,591	13,333	13,008
Total current assets	225,937	226,415	183,656	183,835	171,027	171,566
Property and equipment, net	90,233	90,345	86,883	87,293	91,293	91,721
Other assets	8,139	7,844	8,062	8,223	8,255	8,379
Total Assets	405,980	406,275	351,977	352,727	355,466	356,557
Revolving credit facitility and other current debt	22,894	23,405	5,404	5,634	—	177
Current portion of capital lease obligations	3,181	3,301	1,951	2,000	2,366	2,366
Trade accounts payable	27,374	27,050	28,612	28,170	25,068	25,154
Accrued wages, salaries and bonuses	38,817	38,721	28,283	28,377	26,014	26,794
Accrued operating expenses	37,347	40,858	30,129	31,584	34,953	34,027
Income taxes payable	628	628	1,788	1,770	4,087	4,476
Total current liabilities	137,125	140,847	103,038	104,406	98,350	98,856
Long-term debt, excluding current portion	100,000	100,619	100,000	100,000	100,000	100,000
Capital lease obligations, excluding current portion	8,684	8,804	7,307	7,475	7,040	7,495
Other liabilities	5,073	5,924	1,394	2,226	1,755	2,531
Total Liabilities	253,162	258,475	212,035	214,402	207,678	209,415
Minority interest	1,869	1,861	780	780	7,748	7,748
Accumulated other comprehensive income (loss)	329	255	(17,262)	(16,898)	(26,148)	(26,201)
Accumulated deficit	(17,044)	(21,979)	(12,193)	(14,174)	(2,369)	(2,962)
Total stockholders’ equity	150,949	145,940	139,162	137,545	140,040	139,394
Total Liabilities and Stockholders’ Equity	405,980	406,275	351,977	352,727	355,466	356,557

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the explanatory note above and in Note 2 to the Consolidated Financial Statements, we have restated our consolidated financial statements as of December 31, 2004 and for the two years ended December 31, 2004.  Amounts in this section have been updated to reflect these restatements.

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

As you read this discussion and analysis, refer to our Consolidated Statements of Operations, which present the results of our operations for 2005, 2004, and 2003, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income (loss) in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

We previously announced a profit improvement plan to structure the Company to achieve at least a 4% to 6% operating margin by the end of 2005.  This profit improvement plan was comprised of a set of initiatives that included a plan to rationalize underutilized facilities, eliminate losses from business units that are underperforming, right size support functions to better utilize human and physical assets, reduce and further leverage IT and telecommunication costs, and improve the operating performance of all of our facilities through enhanced efficiency. We also continued to focus on our performance-based pricing initiatives, invoice and contract management, and statement of work change controls.

On December 3, 2004, we committed to a restructuring plan to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The plan included closing certain facilities in North America and Europe and reducing headcount by a total of approximately 170 employees throughout the Company. The plan also included disposing of certain capital equipment.  A significant portion of this restructuring plan was completed during the fourth quarter of 2004, with the remainder completed throughout 2005.

On July 7, 2005, in continuation of the profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions included closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 40 employees through severance, in addition to 20 expected through attrition.  On December 28, 2005, we announced additional headcount reductions across the company to reduce our workforce.

As a result of accounting irregularities identified at our Brazilian subsidiary, we have restated our previously filed consolidated financial statements as of December 31, 2004 and for the four fiscal years ended December 31, 2004 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005. In addition, we have restated each of the three-month periods covered by the interim quarterly reports for the fiscal year 2005 and 2004. We have determined that the subsidiary’s former controller, in violation of Company policies, engaged in improper accounting practices and the avoidance of local tax obligations and caused misleading records to be created to prevent the Company’s senior management from detecting this misconduct. The irregularities were identified during an internal audit and procedural review of the business unit.

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

Summary of restatement items for the years ended December 31:

	2004	2003	2002	2001
Net loss as originally reported	$(26,567)	$(4,812)	$(9,783)	$(22,580)

Tax obligations, including interest and penalties (A)	(1,123)	(827)	(453)	(124)
Deferred expense recognition (B)	(565)	(637)	(639)	(390)
Errors in revenue recording (C)	(144)	(267)	(337)	(300)
Intentional falsification of records (D)	(310)	(497)	87	114
Other (E)	269	(726)	(46)	478
Total impact of restatement adjustments	(1,873)	(2,954)	(1,388)	(222)

Net loss as adjusted	$(28,440)	$(7,766)	$(11,171)	$(22,802)

Errors in previously issued financial statements were identified in the following areas:

(A) Tax obligations, including interest and penalties

During the years 2001 through 2005, certain Brazilian municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005. Our restated consolidated statements of operations reflect the recognition of interest and penalties in the prior period incurred based on laws and regulations in effect at the time.

On April 7, 2006, new legislation was enacted in Brazil that will result in a reduction in the amount of penalties and interest we will be required to pay for unpaid municipal taxes. We will record a gain of $1.8 million in the second quarter of 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.

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

(D) Intentional falsification of financial results

The subsidiary’s former controller intentionally falsified financial reporting records provided to the Company’s senior management.  The actual results reported to the Company’s senior management were manipulated to present different reported earnings than actually recorded in the subsidiary’s local financial records.

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

The functional currency of our Brazilian subsidiary is the Brazilian Real. The restatement adjustments presented in our prior period financial statements were recorded using the foreign currency exchange rates in effect in the applicable period. The assets and liabilities are subsequently adjusted for fluctuations in foreign currency exchange rates from the date of the original transaction to the balance sheet date. Translation gains and losses resulting from the revaluation of the assets and liabilities of the foreign subsidiary to US dollars is included in other comprehensive income, a component of stockholders’ equity. The cumulative effect of foreign currency exchange rate fluctuations from the restatement adjustments was a decrease in stockholders’ equity of $0.6 million as of December 31, 2004.

In August 2006, our subsidiary in Brazil received an assessment from the Brazilian Federal Revenue Service for approximately 18.2 million Brazilian Real (approximately $7.8 million) of income taxes including penalty and interest through the date of the assessment for the tax years 2001 through 2003. We believe certain technical aspects of the assessment are without merit and have received an opinion from our external Brazilian counsel that it is probable that we will be successful in appealing the assessment. Therefore, no tax provision has been recorded related to this assessment. However, there can be no assurance that we will not have to pay the assessment and further penalties and interest or some portion thereof in the future.

As a result of our restatement of our prior year financial statements, we have identified technical errors in the filings of our US federal tax returns for fiscal years 2001 through 2003 and a related accounting error. We have requested private letter rulings from the Internal Revenue Service, which would permit us to correct the technical errors.  We expect to receive favorable rulings from the IRS. Therefore, no tax provision has been recorded related to this matter. However, there can be no assurance that the IRS will grant any such rulings or, if such rulings are granted, when they will be received.  If the requested rulings are not granted, we estimate the total cash charge relating to this matter could be $9 million to $11 million.  An unfavorable ruling could also result in a higher effective tax rate on our U.S. earnings.  We have determined that certain tax deductions previously taken on the 2001 US federal tax return would not be allowed after the technical errors are corrected.  Accordingly, we have reduced our US NOL carryforward by $2.4 million and related deferred tax assets and valuation allowance by $1 million for all periods presented.

General Business Risks, Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 66.0%, 67.0%, and 71.2% of our revenue in 2005, 2004, and 2003.  Some of these top 20 clients include multiple independently managed business units within the clients affiliated group. General Motors Corporation (General Motors) business units were responsible for 11.3%, 14.9%, and 21.2% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.  On April 21, 2004, we announced the signing of a new contract with General Motors to continue to provide customer support services for their North American Vehicle Sales, Service, and Marketing Group through December 31, 2005.  An existing agreement under which we supported OnStar operations terminated effective June 22, 2004. Our primary contract with General Motors expired in December 2005. In addition, Hewlett-Packard Company business units were responsible for 11.6% and 11.3% of our revenue in 2005 and 2004, respectively.  We did not have any other clients under common control that generated more than 10% of our total revenue in 2005, 2004 and 2003. The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

Our liquidity, including our ability to comply with debt covenants, may be adversely affected if we were to lose a significant client or as a result of significant changes in client demand if we are unable to efficiently re-deploy our human and capital resources.

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of September 30, 2005 and December 31, 2005.  We subsequently obtained waivers of the non-compliance.

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

During the fourth quarter of the year ended December 31, 2004, we performed our annual goodwill impairment review and determined that a goodwill impairment charge of $7.7 million was required for one of our reporting units.  The impairment charge is included in asset impairment and restructuring expense in the accompanying consolidated statement of operations for the year ended December 31, 2004. In calculating the goodwill impairment charge, the fair value of the reporting unit was determined with the assistance of an independent third-party valuation specialist using a discounted cash flow valuation approach. No impairment charges resulted from the annual impairment tests for the years ended December 31, 2005 and 2003.

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

Components of Operations

As you read this section, please refer to the following table that summarizes our statements of operations data on a percentage-of-revenue basis.

	2005		2004		2003
Years Ended December 31,	$	%	$	%	$	%
			(restated)		(restated)
			(in thousands)
Revenue	$1,037,179	100.0%	$956,135	100.0%	$846,087	100.0%

Direct labor and telecommunications expenses	629,314	60.7%	574,712	60.1%	497,533	58.8%
Subcontracted and other services expenses	51,618	5.0%	50,726	5.3%	54,121	6.4%
Operating, selling and administrative expenses	331,148	31.9%	313,567	32.8%	282,211	33.4%
Asset impairment and restructuring expenses	6,614	0.6%	9,325	1.0%	3,004	0.4%
Goodwill impairment	—	0.0%	7,668	0.8%	—	0.0%
Operating income (loss)	18,485	1.8%	137	0.0%	9,218	1.1%

Interest expense	(13,565)	-1.3%	(13,693)	-1.4%	(12,939)	-1.5%
Interest income	559	0.1%	589	0.1%	423	0.0%
Equity in earnings of affiliates	722	0.1%	681	0.1%	1,417	0.2%
Other expense, net	(545)	-0.1%	(698)	-0.1%	(438)	-0.1%
Income (loss) before income taxes and minority interest	5,656	0.5%	(12,984)	-1.4%	(2,319)	-0.3%

Income tax expense	642	0.1%	14,732	1.5%	4,789	0.6%
Minority interest	2,240	0.2%	724	0.1%	658	0.1%
Net income (loss)	$2,774	0.3%	$(28,440)	-3.0%	$(7,766)	-0.9%

2005 Compared to 2004

Revenue

Revenue increased $81.1 million, or 8.5%, in 2005 compared to 2004.  The changes in revenue by geographic region are shown in the following table:

			$	%
	2005	2004	Change	Change
		(restated)
		(in millions)
North America	$526.6	$489.0	$37.6	7.7%
Europe	418.3	396.1	22.2	5.6%
Asia Pacific	51.4	43.0	8.4	19.5%
Latin America	40.9	28.0	12.9	46.1%
Totals	$1,037.2	$956.1	$81.1	8.5%

The increase in North America revenue in 2005 compared to 2004 was due primarily to a $62.4 million increase in customer care and technical support services we provided to a number of our clients, partially offset by a $27.2 million decrease in customer acquisition and risk management business.  The weakening of the U.S. dollar versus the Canadian dollar accounted for $1.1 million of the increase.

European revenue increased $22.2 million in 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in $23.4 million of the increase year over year.  The strengthening of the U.S. dollar versus the British pound and the Euro partially offset this increase by $1.2 million.

Asia Pacific revenue increased $8.4 million in 2005 compared to 2004.  Higher sales volumes from new and existing clients resulted in $6.0 million of the increase in 2005 compared to 2004.  The weakening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $2.4 million of the increase.

Latin America revenue increased $12.9 million in 2005 compared to the same period in 2004.  Higher sales volumes from new and existing clients resulted in $8.3 million of the increase.  The weakening of the U.S. dollar versus the Brazilian Real resulted in the remaining $4.6 million of the increase.

Direct Labor and Telecommunications Expense

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

Direct labor and telecommunications expenses as a percentage of revenue increased to 60.7% in 2005 compared to 60.1% in 2004. The increase was primarily the result of higher direct labor costs, particularly in Europe, and the recording of a benefit in 2004 from a refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expense.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and other out-of-pocket expenses passed through to our clients.  Subcontracted and other services expenses increased $0.9 million for the year ended December 31, 2005 compared to the same period in 2004.  The increase was primarily the result of higher subcontracted services provided by our India joint venture.

Subcontract expenses for services provided by our India joint venture for the years ended December 31, 2005 and 2004 were $16.1 million and $15.0 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $17.6 million, or 5.6% in 2005 compared to 2004.  The weakening of the U.S. dollar compared to the currency in the primary jurisdictions that we operate in accounted for an increase of $3.6 million. The remainder of the increase in these expenses was associated with our revenue increase. As a percentage of revenue, operating, selling and administrative expenses decreased to 31.9% in 2005 compared to 32.8% in 2004.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

Asset Impairment and Restructuring Expenses

On July 7, 2005, in continuation of the previously announced profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions included closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 40 employees through severance, in addition to 20 expected through attrition.  We recorded restructuring expenses of $2.5 million for severance and $1.8 million for facility closures during the year ended December 31, 2005 as a result of these actions, in addition to $0.1 million for asset impairments.

As a result of the facility closures discussed above, we will no longer be able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.5 million during the year ended December 31, 2005, to establish a liability for the obligation to repay such amounts.

On December 28, 2005, we announced additional headcount reductions across the company to reduce our workforce.  We recorded additional severance of approximately $1.3 million in the fiscal year ended December 31, 2005.  In addition, during the year we recorded $0.7 million of severance expense as a result of previously announced actions.

During the year ended December 31, 2005, we decided to open previously closed leased facilities in North America to temporarily accommodate new business.  In a prior year, we had recorded a restructuring liability for the future scheduled lease payments for the closed facilities. As a result of the decision to reopen the facilities, we reversed the remaining $3.3 million restructuring liability.

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

The following table summarizes these charges in 2005 and 2004:

Description	2005	2004
	(in millions)	(in millions)
Cash charges:
Employee severance	$4.5	$5.3
Grant Reimbursement	3.5	—
Facilities leases	(1.5)	2.6
Total cash charges	6.5	7.9
Non-cash charges:
Goodwill impairment	—	7.7
Fixed asset disposals	0.1	1.4
Total non-cash charges	0.1	9.1
Total	$6.6	$17.0

Operating Income

Operating income increased $18.3 million in 2005 compared to 2004 due to the factors discussed above.

Interest Expense

Interest expense remained consistent in 2005 compared to 2004.

Interest Income

Interest income remained consistent in 2005 compared to 2004.

Equity in Earnings (loss) of Affiliates

The equity in earnings (loss) of affiliates remained consistent in 2005 compared to 2004.

Other Expense, Net

Other expense decreased $0.2 million in 2005 compared to 2004.  The decrease was primarily the result of foreign currency remeasurement losses arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

The effective tax rate for 2005 was less than the U.S. statutory rate of 35% partially due to not reflecting any significant tax charges for the current net operating profits in certain federal, state and foreign tax jurisdictions.  During the third quarter of 2005, we determined that it was more likely than not that we will realize the full benefit of deferred tax assets in certain foreign jurisdictions. Consequently, we recorded a decrease to the existing valuation allowance resulting in non-cash tax benefit of approximately $5.8 million.

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

2004 Compared to 2003

Revenue

Revenue increased $110.0 million, or 13.0%, in 2004 compared to 2003.  The changes in revenue by geographic region are shown in the following table:

			$	%
	2004	2003	Change	Change
	(restated)	(restated)
		(in millions)
North America	$489.0	$479.6	$9.4	2.0%
Europe	396.1	318.7	77.4	24.3%
Asia Pacific	43.0	32.9	10.1	30.7%
Latin America	28.0	14.9	13.1	87.9%
Totals	$956.1	$846.1	$110.0	13.0%

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

Latin America revenue increased $13.1 million in 2004 compared to the same period in 2003.  This increase was primarily due to the change in how we report our investment in our Panama affiliate.  Effective October 1, 2003, we completed the previously announced restructuring in the governance of our Latin America joint venture that handles services in Panama and other Latin America countries and offshore services in Mexico and Central America.  As a result of this revision in governance, we reported our investment in our Panama affiliate using the consolidation method rather than the equity method of accounting effective October 1, 2003.  As a result of this change, our Latin America revenue includes the revenue associated with our Panama affiliate.  Consolidation of our Panama affiliate’s revenue resulted in $10.4 million of the increase in 2004 compared to 2003.  Higher sales volumes resulted in $2.0 million of the increase.  The remaining $0.7 million of the increase in revenue is a result of the weakening of the U.S. dollar versus the Brazilian real.

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

Direct labor and telecommunications expenses as a percentage of revenue increased to 60.1% in 2004 compared to 58.8% in 2003. The increase was primarily the result of higher direct labor costs, particularly in Europe, and the reduced pricing on a major client contract. This increase was partially offset by the impact of the recording of a benefit from a refund of $1.3 million of payroll tax overpayments paid in a prior year as a reduction of direct labor and telecommunications expense.

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

Subcontract expenses for services provided by our India joint venture for the years ended December 31, 2004 and 2003 were $15.0 million and $11.4 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $31.4 million, or 11.1% in 2004 compared to 2003.  The weakening of the U.S. dollar compared to the primary jurisdictions that we operate in accounted for an increase of $15.8 million.  As a result of the change in accounting for our Panama affiliate as previously discussed, operating, selling and administrative expenses increased $3.0 million in 2004 compared to 2003. The remainder of the increase in these expenses was associated with our revenue increase. As a percentage of revenue, operating, selling and administrative expenses decreased to 32.8% in 2004 compared to 33.4% in 2003.  The decrease is primarily the result of higher sales volumes while maintaining the existing cost structure.

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

Operating Income

Operating income decreased $9.1 million in 2004 compared to 2003 due to the factors discussed above.

Interest Expense

Interest expense increased $0.8 million in 2004 compared to 2003.  This is partially a result of the $0.2 million premium paid and the write-off of deferred financing costs related to the redemption of $10 million in Senior Subordinated Notes.  The remaining increase is due to higher average borrowings on the revolving credit facility for 2004 compared to the same period in 2003.

Interest Income

Interest income remained consistent in 2004 compared to 2003.

Equity in Earnings of Affiliates

The decrease in equity in earnings of affiliates in 2004 compared to 2003 primarily relates to reduced earnings from our India joint venture due to changes in client mix and higher ramp-up costs.

Other Expense, Net

Other expense increased $0.3 million in 2004 compared to 2003.  The increase was primarily the result of foreign currency remeasurement losses arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

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

Years Ended December 31,	2005	2004	2003
		(restated)	(restated)
		(in millions)
Net cash provided by (used in):
Operating activities	$17.0	$39.5	$9.4
Investing activities	(26.3)	(23.8)	24.3
Financing activities	5.2	(19.0)	12.1

2005

In 2005, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $43.6 million, a $2.2 million decrease in other assets, a $1.1 million increase in trade accounts payable, and a $13.5 million increase in other liabilities, partially offset by a $43.4 million increase in trade accounts receivable.

In 2005, we used cash for investing activities to purchase $29.2 million of property and equipment and used $0.5 million for dividends paid to a minority interest shareholder.  This was partially offset by $3.3 million in proceeds from the cash surrender value of life insurance.

In 2005, cash provided by financing activities resulted from net borrowings of debt and other obligations of $9.8 million and $0.9 million of proceeds from the issuance of common stock from the exercise of stock options, offset by the payment of $5.5 million of debt issue costs associated with the new Credit Facility.

2004

In 2004, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $35.0 million, a $2.0 million decrease in other assets, a $5.1 million increase in trade accounts payable, and a $7.7 million increase in other liabilities, partially offset by a $10.2 million increase in trade accounts receivable.

In 2004, we used cash for investing activities to purchase $25.2 million of property and equipment and used $0.9 million to increase investments in affiliates, offset partially by a dividend from an affiliate of $1.7 million and other receipts of $0.5 million.

In 2004, cash used in financing activities resulted in net repayments of debt and other obligations of $19.2 million partially offset by $0.2 million of cash receipts from treasury stock reissuances, net, and other receipts.

2003

In 2003, cash provided by operating activities resulted primarily from income before asset impairment and restructuring expenses, depreciation and amortization, and other charges of $33.9 million and a $8.5 million increase in other liabilities, which were partially offset by a $32.2 million increase in trade accounts receivable and $1.2 million decrease in trade accounts payable.

In 2003, we used cash for investing activities mostly to purchase $24.9 million of property and equipment and used $1.0 million to increase investments in affiliates. This was partially offset by $1.8 million of proceeds from dividends received from an equity method investee.

In 2003, we received cash from financing activities mostly from $3.7 million of net borrowings under our credit facility and $11.9 million of net borrowings under other local lines of credit. In 2003, we used cash for financing activities to repay $2.5 million of capital lease obligations. In addition, we used cash to purchase a total of $1.0 million of common stock under our existing stock purchase program.

Capital Resources

We have historically used funds generated from operations, leases of property and equipment, senior subordinated notes, and borrowings under credit facilities with banks to finance business acquisitions, capital expenditures, and working capital requirements.

On August 19, 2005, we entered into a five year $145 million credit facility (the Credit Facility) with certain lenders. The Credit Facility is comprised of two credit agreements (the Credit Agreements). A Credit Agreement with Wells Fargo Foothill, Inc., entered into by US and foreign borrowers, consists of a senior revolving credit facility (Revolver) of $90 million and an amortizing term loan (Term Loan A) of $20 million, secured by a first lien on the Company’s assets in the United States and a first lien on our accounts receivable and related assets and deposit accounts in Canada, the United Kingdom, Ireland and Germany.  A second Credit Agreement with Ableco Finance LLC, entered into by our US borrowers, provides for a bullet-repayment term loan (Term Loan B) of $35 million secured by a second lien on our assets in the United States.  Certain other non-U.S. subsidiaries have guaranteed the obligations of our foreign borrowers.  We have pledged to the lenders intercompany notes and associated asset pledges from our foreign subsidiaries to the US borrowers.

Borrowings under each Credit Agreement bear interest, at our option, at either the Prime Rate plus the Applicable Margins or the LIBOR Rate plus the Applicable Margins (each term as defined in the Credit Agreements). The Term Loan A requires monthly principal payments of $0.3 million each, with the balance payable at maturity.  On December 31, 2005, the weighted average interest rates applicable to the Revolver and Term Loan A were each 6.9% and the interest rate applicable to the Term Loan B was 10.7%.

The Credit Agreements require prepayment from excess cash flow and proceeds of certain asset sales, debt issuances, and extraordinary receipts. We may prepay the term loans without prepayment premium under certain circumstances.  If the Credit Facility is terminated during the first four years, the applicable prepayment premium is 4% in year one on the maximum Revolver and any remaining principal of Term Loan A, declining by one percent each year thereafter, and 2% on any remaining principal of Term Loan B, declining by one-half percent each year thereafter.

The Credit Agreements contain covenants that among other things limit our ability to incur indebtedness; incur liens; liquidate, merge or consolidate with others; sell assets; change the nature of its business; prepay or amend the terms of other indebtedness; have a change in control; pay dividends or make certain other restricted payments; make investments; enter into certain transactions with affiliates; or permit liens or indebtedness above certain limits in other subsidiaries.  We must also comply with certain financial covenants.

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

At December 31, 2005, we had $110.6 million outstanding under the Credit Agreements, of which $3.6 million is included in revolving credit facility and other current debt in the accompanying consolidated balance sheet.  The remainder is included in long-term debt in the accompanying consolidated balance sheet.

Annual repayments of the Credit Facility for the years ending December 31, are as follows (in thousands):

Amount

2006	$3,600
2007	3,600
2008	3,600
2009	3,600
2010	96,160
Total	$110,560

At December 31, 2005, we had $33.5 million remaining under the credit facility.

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of September 30, 2005 and December 31, 2005.   We subsequently obtained waivers of the non-compliance.

The waivers addressed defaults, including among other things, (1) the making of intercompany loans to our Brazilian subsidiary to pay certain taxes, (2) the delayed submission of our audited financial statements for the year ended December 31, 2005 and certain quarterly and monthly unaudited financial statements, compliance certificates, borrowing base certificates and projections; (3) our exceeding the maximum leverage ratio of 2.75 to 1.0 for the four fiscal quarters ended September 30, 2005 based on the restatement of prior financial statements; and (4) inaccuracies in prior financial statements and related compliance certificates due to the restatement of such financial statements.  The waivers also enable us to avoid default related to any delinquent payment of certain U.S. income taxes that would result if we do not receive the expected favorable IRS rulings concerning technical errors in the filings of the Company’s US federal tax returns for fiscal years 2001-2003.

We also secured the lenders’ consent to certain items, including, among other things, (1) additional intercompany loans totaling up to $750,000 to the Brazilian subsidiary for working capital; (2) a UK subsidiary using proceeds of an advance under the WFF Credit Agreement to repay $3.95 million of intercompany debt to the Company; (3) the Brazilian subsidiary incurring additional secured indebtedness of up to 2 million Brazilian Reais; and (4) excluding the Brazilian subsidiary’s intercompany loans and previously incurred secured indebtedness from the Investment, Indebtedness and Lien basket limitations.

We obtained amendments to the credit agreements to, among other things, (1) increase the Minimum EBITDA requirement to $55 million (from $45 million) for the twelve month period ending September 30, 2006 and thereafter; and (2) postpone by one quarter the tightening of the Leverage Ratio (debt divided by EBITDA, as defined), now requiring the ratio not to exceed 2.50 to 1 for the four fiscal quarters ending June 30, 2006, 2.25 to 1 for the four fiscal quarters ending September 30, 2006, and 2.00 to 1 for the four fiscal quarters ending thereafter.  The postponement of the tightening of the Leverage Ratio will help us maintain compliance with our loan covenants throughout 2006.

Subsequent to December 31, 2005, we paid $8.2 million of the accumulated unpaid taxes and related penalties and interest for certain Brazilian municipal taxes for the years December 31, 2001 through 2005.

On April 7, 2006, new legislation was enacted in Brazil that will result in a reduction in the amount of penalties and interest we were required to pay for unpaid municipal taxes. We recorded a gain of $1.8 million in the second quarter of 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in 2006 to be in the range of $25 million to $40 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

Contractual Obligations and Commitments

We have various contractual obligations and commitments that are described in the Notes to Consolidated Financial Statements. The following table summarizes our contractual obligations and commitments at December 31, 2005:

		Less than			Over
	Total	1 year	1-3 years	4-5 years	5 years
			(in thousands)
Long-term debt	$112,010	$4,330	$7,920	$99,760	$—
Capital leases	11,128	2,919	3,474	1,515	3,220
Operating leases	109,177	36,311	39,925	15,496	17,445
Other debt	15,774	15,774	—	—	—
Total	$248,089	$59,334	$51,319	$116,771	$20,665

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

Related Party Transactions

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  These investments are included in investments in affiliates in the accompanying consolidated balance sheets.  As of December 31, 2005 and 2004, the investment in our India joint venture was approximately $3.4 million and $4.1 million respectively.  Subcontracted services provided by our India joint venture for the years ended December 31, 2005, 2004 and 2003 were $16.1 million, $15.0 million, and $11.4 million, respectively and are included in subcontracted and other services expenses in the accompanying consolidated statements of operations. The Company had payables to our India joint venture of $4.8 million and $3.0 million at December 31, 2005 and 2004, respectively, which are included in trade accounts payable in the consolidated financial statements. We received $1.8 million of dividend distributions from our India joint venture during the year ended December 31, 2003.

As of December 31, 2005 and 2004, the investment in certain Latin America affiliates was approximately $13.7 million and $12.4 million, respectively.  Of the $13.7 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint ventures for the years ended December 31, 2005, 2004, and 2003 were not material.  We received $1.7 million of dividend distributions from our Latin America affiliates during the year ended December 31, 2004.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the consolidated financial statements for the pro forma net income and net income per share amounts, for the years ended December 31, 2005, 2004, and 2003, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, (SFAS 154).  SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (APB 20) and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005 and we will adopt this standard on January 1, 2006.  We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our Credit Facility are variable.  During the years ended December 31, 2005, 2004 and 2003, our average borrowings under our prior Fleet revolving credit facility and the existing Revolver were $26.1 million, $9.7 million, and $5.2 million, respectively.  Borrowings under the Term Loan A and Term Loan B were $19.4 million and $35 million, respectively, at December 31, 2005.  A hypothetical 10% change in interest rates would increase or decrease annual interest expense by approximately $0.9 million.

Investment Risk

We do not use derivative financial or commodity instruments.  Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, current and long-term debt.  We consider the amounts presented for financial instruments in the consolidated balance sheets, except for the Senior Subordinated Notes (the Notes) balance at December 31, 2004, to be reasonable estimates of fair value based on maturity dates or other characteristics. The estimated fair value of the Notes was approximately $90.7 million at December 31, 2004. The Company determined the estimated fair value of the Notes using available market information.  The Notes were redeemed in September of 2005 as discussed in Note 5 of the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

The information called for by this item is incorporated by reference from our Consolidated Financial Statements beginning on page
F-3 and the related Notes to Consolidated Financial Statements beginning on page F-7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As a result of the material weakness described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SITEL have been detected.

In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with US Generally Accepted Accounting Principals (“GAAP”).  These measures included, among other things, expansion of our year-end closing procedures, and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level for the international subsidiary referenced below.  As a result of these and other expanded procedures we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting due to the existence of the material weaknesses, as described below.

Ineffective Regional Management Oversight of our Latin America Business Units

We concluded that in Latin America there were ineffective policies and procedures by regional management in terms of review, supervision and monitoring of our subsidiary in Brazil.  This deficiency contributed to the existence of the material weakness discussed below.  This deficiency resulted in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected.

Ineffective Financial Reporting and Review Processes in our Brazil Subsidiary

Our control environment and control activities at our subsidiary in Brazil were ineffective.  This material weakness is the result of deficiencies in internal control activities, specifically:

•                Lack of appropriate control consciousness at the subsidiary;

•                Ineffective policies and procedures regarding documenting and approval of journal entries;

•                Ineffective policies and procedures regarding reconciliation of account balances;

•                Ineffective policies and procedures regarding approval of new vendors and payments to vendors;

•                Failure to appropriately segregate and define certain accounting duties; and

•                Lack of adequately trained financial and accounting personnel.

These deficiencies resulted in material errors in the recognition of operating, selling and administrative expenses and interest expense, as well as, other errors in our consolidated financial statements.  As a result, we have restated our consolidated financial statements for the years ended December 31, 2001 through 2004 and the first, second, and third quarters of 2005.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on our assessment of internal control over financial reporting which is included in Item 9A of the Form 10-K Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Activities

To address these material weaknesses, we have taken the following actions subsequent to December 31, 2005:

1. Performed an extensive review and reconciliation of the accounting records at our Brazil subsidiary. In addition, the more enhanced reconciliation procedures performed to address this issue subsequent to the 2005 year-end will continue to be performed in the future to ensure the internal control deficiency is remediated.

2. Replaced the subsidiary financial and accounting personnel and created a financial controller position for the Latin America region to enhance the monitoring and review for compliance with corporate policies and procedures.

(e) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of SITEL Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that SITEL Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

Ineffective Regional Management Oversight of the Latin America Business Units

The Company had ineffective policies and procedures by regional management in terms of review, supervision and monitoring of their subsidiary in Brazil. This deficiency contributed to the existence of the material weakness discussed below.  This deficiency resulted in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected.

Ineffective Financial Reporting and Review Processes in the Brazil Subsidiary

The Company’s control environment and control activities at the subsidiary in Brazil were ineffective.  This material weakness is the result of deficiencies in internal control activities, specifically;

a.               Lack of appropriate control consciousness at the subsidiary;

b.              Ineffective policies and procedures regarding documenting and approval of journal entries;

c.               Ineffective policies and procedures regarding reconciliation of account balances;

d.              Ineffective policies and procedures regarding approval of new vendors and payments to vendors;

e.               Failure to appropriately segregate and define certain accounting duties; and

f.                 Lack of adequately trained financial and accounting personnel.

These deficiencies resulted in material errors in the recognition of operating, selling and administrative expenses and interest expense, as well as, other errors in the Company’s consolidated financial statements.  As a result, the Company has restated its consolidated financial statements for the years ended December 31, 2001 through 2004 and the first, second, and third quarters of 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SITEL Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated September 13, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska
September 13, 2006

Item 9B.  Other information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Rohit M. Desai

Mr. Desai has been a director since April 2000. He is currently Chairman of the Board’s Nominating/Corporate Governance Committee.  Since 1984, Mr. Desai has been the Chairman and President of Desai Capital Management Incorporated, an institutionally funded equity investment firm that provides capital for management buyouts, acquisitions, and growth investments.  Prior to forming Desai Capital Management Incorporated in 1984, Mr. Desai spent 20 years with Morgan Guaranty Trust, an affiliate of J.P. Morgan, where he managed an equity linked investment fund.  Mr. Desai is also a director of Independence Community Bank Corp., Finlay Enterprises, Inc., and Suncom Wireless Holdings, Inc.  He is 67 years old.

Mathias J. DeVito

Mr. DeVito has been a director since June 2001.  Since 1997, Mr. DeVito has been Chairman Emeritus of The Rouse Company, a real estate development firm, recently acquired by General Growth Properties.  From 1984 to 1997, Mr. DeVito was Chairman of the Board of The Rouse Company, and he previously served as its Chief Executive Officer, among other positions.  Prior to joining The Rouse Company in 1970, Mr. DeVito was a partner with the Piper & Marbury law firm from 1965 to 1970, Assistant Attorney General of the State of Maryland from 1963-1965, and an associate with Piper & Marbury from 1957 to 1963. Mr. DeVito is also a director of Suncom Wireless Holdings, Inc.  He is 76 years old.

Cyrus F. Freidheim, Jr.

Mr. Freidheim has been a director since October 2005.  He is currently Chairman of the Board’s Compensation Committee.  Mr. Freidheim has been Chairman of Old Harbour Partners, an investment firm, since 2004.  From 2002 to 2004, Mr. Freidheim served as Chairman and CEO of Chiquita Brands International.  From 1966 to 2002, Mr. Freidheim served as Vice Chairman and in other positions with Booz*Allen & Hamilton, Inc. Mr. Friedheim is also on the Board of Directors of HSBC Finance Corp., Inc., Allegheny Energy, Inc. and Hollinger International Inc.  He is 71 years old.

Robert H. Getz

Mr. Getz was appointed a director in August 2006. Mr. Getz is a private investor and since 1997 has been a Managing Director and Partner of Cornerstone Equity Investors, L.L.C, a private equity firm focused on leveraged buyouts and recapitalization. From 1987 to 1996, Mr. Getz served in various management positions, including Managing Director and Partner from 1992 to 1996, of Prudential Equity Investors, Inc.  Mr. Getz is also a director of Novatel Wireless, Inc. and Haynes International, Inc..  He is 44 years old.

Nigel T. Gourlay

Mr. Gourlay has been a director since June 2003.  Since 2000, Mr. Gourlay has been a partner in Animos LLP, a business consultancy he founded which is based in London, U.K. From 1980 to 2001, Mr. Gourlay served in various UK and international based positions with British American Tobacco plc, and its affiliated companies. Positions included serving as Head/Deputy Head of business development with responsibility for mergers and acquisitions for British American Tobacco plc from 1994 to 2001, Vice President for US Marketing and Sales Administration with Brown and Williamson, USA from 1992 to 1994, and various investor relations, finance, administration and internal audit positions with B.A.T. Industries and its overseas subsidiaries from 1980 to 1992.  Mr. Gourlay is currently Chairman of NWD Group plc.  He is 51 years old.

David J. Hanger

Mr. Hanger has been a director since June 2003. Mr. Hanger has over 30 years of experience in the publishing industry, including various advertising and sales management positions with The Economist Newspaper Group.  Mr. Hanger was Publisher of The Economist from 1996 to 2005.  Mr. Hanger is also non-executive Director of Creston plc, a marketing services group, and Burst Media, a web-based advertising services company. Mr. Hanger previously served as World President (2000-2002) of the International Advertising Association. He is 61 years old.

Stephen L. Key

Mr. Key was appointed a director in August 2006.  Since 2001, Mr. Key has been the Chairman of Key Consulting, LLC, an investment firm he founded, and Chief Financial Officer of J.D. Watkins Enterprises, Inc. From 1995 to 2001, Mr. Key was Executive Vice President and Chief Financial Officer of Textron Inc.  From 1992 to 1995, Mr. Key served as Executive Vice President and Chief Financial Officer of ConAgra, Inc. Mr. Key served in various positions from 1968 to 1992 with Ernst & Young, including Managing Partner of the New York office from 1988 to 1992. Mr. Key is also a director of 1-800 Contacts, Inc., Greenhill & Co., Inc., and J.D. Watkins Enterprises, Inc.  Mr. Key also serves as a director of the Rhode Island School of Design.   He is 63 years old.

George J. Kubat

Mr. Kubat has been a director since July 1995.  He is currently Chairman of the Board’s Audit Committee.  Since 1992, Mr. Kubat has been the Chief Executive Officer and President of Phillips Manufacturing Co., a metal fabricating company based in Omaha.  From 1969 to 1992, Mr. Kubat served in various positions with Coopers & Lybrand, most recently as Tax Partner In Charge of the Omaha, Nebraska office.  Mr. Kubat is also a trustee of Everest Funds. He is 60 years old.

James F. Lynch

Mr. Lynch founded SITEL in 1985, has served as Chief Executive Officer since April 2001, and has served as Chairman and a director since the Company’s inception. Mr. Lynch previously served as Chief Executive Officer from SITEL’s inception to January 1997. He is 57 years old.

Mr. Desai was appointed to the Board of Directors upon the closing of Private Equity Investors IV, L.P.’s (“PEI IV”) purchase of 5,555,671 shares of outstanding Company Common Stock in 2000. PEI IV is an affiliate of Desai Capital Management Incorporated. The Company agreed to nominate an individual designated by PEI IV and approved by the Company and to solicit proxies for the election of such nominee to the Board so long as PEI IV beneficially owns, in the aggregate, at least 2,222,269 shares of the Company’s Common Stock.

Messrs. Getz and Key were appointed to the Board of Directors pursuant to an agreement between the Company and JANA Partners LLC effective as of August 4, 2006.  Also pursuant to the agreement, within the next six (6) months Mr. Kubat will resign from the Board and Charles Penner will be appointed to fill the resulting vacancy.  Pursuant to such agreement, JANA Partners LLC agreed to not take certain actions for one year and to support the slate of directors nominated for election by the Company at the 2006 annual meeting of the stockholders.

Executive Officers

			Other Offices or Positions Held
Name	Age	Present Office	During Past Five Years

James F. Lynch	57	Chairman of the Board (since 1985), Chief Executive Officer (since April 2001)

Jorge A. Celaya	40	Executive Vice President and Chief Financial Officer (since October 2003)	Chief Financial Officer, NPTest, Inc.; Vice President Finance, Schlumberger Network Solutions

Robert Scott Moncrieff	49	Executive Vice President, Marketing and Account Development (since August 2003)	Senior Vice President – Global Strategic Clients, Senior Vice President - Marketing SITEL Corporation

Audit Committee Members and Audit Committee Financial Expert

Our Board of Directors has a separately designated standing Audit Committee whose members are:

George J. Kubat, Chairman

Rohit M. Desai

Robert H. Getz

Nigel T. Gourlay

David J. Hanger

Stephen L. Key

Each member of the Audit Committee has been determined by our Board of Directors to be independent under the standards adopted by the New York Stock Exchange that are applicable to all directors, as well as the standards adopted by the SEC which are applicable to audit committee members only, and the additional requirements adopted by the Board of Directors.    Our Board of Directors has determined that Mr. Kubat qualifies as an “audit committee financial expert” as such term is defined under paragraph (h)(2) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, are required to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission.  Copies of such reports must also be furnished to the Company.  Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during fiscal 2005 its officers and directors and greater than 10% beneficial owners complied with such filing requirements, except as follows:  a Form 4 report for Rohit M. Desai was one day late with respect to phantom stock units granted to him on December 7, 2005.

Code of Ethics

The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, principal accounting officer and controller. The code of ethics may be accessed through the Investors section of our Internet website listed under Item 1 of this Annual Report on Form 10-K under the caption “Available Information”.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth information regarding annual and long-term compensation for the chief executive officer and the other four most highly compensated executive officers of the Company in office as of December 31, 2005 (collectively, the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation Awards Stock Options
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)	(Number of Shares) (3)	All Other Compensation (4)

James F. Lynch	2005	$600,000	$225,000	—	—	$70,909
Chairman and	2004	$546,923	—	—	—	$70,909
Chief Executive Officer	2003	$500,000	—	—	—	$70,909

Jorge A. Celaya (5)	2005	$290,001	$108,750	—	—	—
Executive Vice President	2004	$290,001	—	—	—	—
and Chief Financial Officer	2003	$44,616	$100,000	—	300,000	—

Robert Scott Moncrieff	2005	$265,556	$81,213	$27,072	—	—
Executive Vice President	2004	$239,980	—	$31,360	45,000	—
	2003	$183,735	$144,373	$58,373	—	—

Dale W. Saville (5)	2005	$190,385	—	$29,730	—	$11,296
Executive Vice President	2004	$239,385	—	—	—	—
	2003	$230,000	—	—	—	—

(1)                                  Represents bonus payments paid after year-end to the Named Executive Officer for such year.  For Mr. Celaya, represents a $100,000 payment from the Company in January 2004, in recognition of his loss of anticipated bonus income and certain other benefits with his previous employer when he joined SITEL.

(2)                                  For Mr. Scott Moncrieff , in 2004 represents a $10,000 allowance for travel expenses and the balance represents pension contributions on Mr. Scott Moncrieff’s behalf and in 2003 a $40,000 allowance for travel expenses and the balance represents pension contributions on his behalf.  For Mr. Saville, represents the gain on the sale of the Company’s stock in connection with stock options he exercised.

(3)                                  All of the options granted were for shares of Common Stock pursuant to the SITEL Corporation 1999 Stock Incentive Plan (the “Incentive Plan”).

(4)                                  For Mr. Lynch, in 2005, 2004 and 2003 represents $70,909 in premiums paid under split-dollar life insurance policy which have represented interest-free loans under the long-standing arrangement.  For Mr. Saville, represents accrued vacation pay due in connection with the termination of his employment with the Company.

(5)                                  Mr. Celaya joined the Company in October 2003.  Mr. Saville resigned from the Company effective September 9, 2005.

Employment agreements

Messrs. Lynch, Celaya and Scott Moncrieff have written employment agreements dated February 17, 2006.  These executives’ base salaries are $600,000, $290,000 and 140,000£, respectively, and they are eligible to receive a bonus for 2006 of up to 100% of their base salary under the 2006 Management Incentive Plan, based exclusively on the company achieving the 2006 EPS targets set by the Compensation Committee. The agreements provide arrangements for the executives in the event of termination of employment or change of control of the Company.  In the event of a termination of employment without cause or by the executive for good reason, absent a change of control, the executive will receive a single severance payment of one times his annual salary plus target bonus and continued benefits for 12 months.  In the event of a termination of employment without cause or by the executive for good reason within two years following a change of control, the executive will receive a single severance payment of two times his annual salary plus target bonus and continued benefits for 24 months.  Any options that have not already vested will vest upon a change of control.  For purposes of the employment agreements, a “change of control” means generally (i) a more than 50% change in ownership of the Company, (ii) a change in a majority of the Board of Directors, or (iii) a sale of all or substantially all of the assets of the Company.  Cause and good reason are defined in the employment agreements.  The term of each of the employment agreements runs through December 31, 2006 and renews annually for one-year terms subject to the termination provisions.  The executives must sign a release of all claims as a condition to receiving severance payments.

Benefit Plans

Stock Option Plan for Replacement of Existing Options (“Replacement Plan”) and Stock Option Plan (“EEB Replacement Plan”).  Under the Replacement Plan, options for 4,541,780 shares were granted in 1995, with an option price of $.0025 per share, as replacements for 3,110,000 options outstanding at February 28, 1995.  Under the EEB Replacement Plan, options for 7,381,720 shares were granted in 1995, with an option price of $.0025 per share, as replacements for 12,655,000 units outstanding at February 28, 1995 under the Company’s employee equity benefit plan (“EEB Plan”).  With respect to both of these plans, the options were exercisable in five equal annual installments from January 1996 to May 2000 (or May 2001 in certain cases) and were vested as of the date of the grant.  The Company recorded these options at the estimated fair market value at date of grant ($2.91), with a corresponding charge to special compensation expense totaling $34.6 million.  No further options may be granted under these two plans.

1995 Employee Stock Option Plan (“Employee Plan”). The Employee Plan provided for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 9,800,000 shares of Common Stock to employees and independent consultants of the Company and its subsidiaries.  Vesting terms varied with each grant, and option terms could not exceed ten years.  Option prices, set by the Compensation Committee of the Board of Directors, could not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options.  The Employee Plan was replaced by the 1999 Stock Incentive Plan.  No further options may be granted under the Employee Plan.

1995 Non-Employee Directors Stock Option Plan (“Directors Plan”).  The Directors Plan provided for automatic, formula grants of nonqualified options to each non-employee director of the Company.  Each non-employee director was granted options to purchase 18,000 shares of Common Stock upon election or re-election to a three-year term on the Board of

Directors.  Options vested and became exercisable in three equal annual installments commencing one year after grant.  The Board of Directors had the authority to grant additional options in their discretion.  Vesting and exercise terms could vary with each discretionary grant.  The option prices under all grants, whether formula or discretionary, could not be less than the fair market value of the Common Stock on the date of grant.  The Directors Plan was replaced by the 1999 Stock Incentive Plan.  No further options may be granted under the Directors Plan.

Executive Wealth Accumulation Plan (“Wealth Accumulation Plan”). The Wealth Accumulation Plan permitted executive employees selected by the Compensation Committee to elect voluntary salary reductions of up to 25% of base salary and 100% of incentive compensation. The Company could voluntarily match a portion of the compensation deferred by participants. Amounts deferred by participants were fully vested immediately and amounts contributed by the Company were subject to a vesting schedule beginning after five years of service with the Company until the earlier of 15 years of service with the Company or death, disability or retirement after age 65 (subject to accelerated vesting in the event of a change of control of the Company). Participants’ accounts earned interest at a rate equal to the average of the composite yield on Moody’s Seasoned Corporate Bond Yield Index as published by Moody’s Investor’s Services. Participants could also receive early distribution of their entire vested account in one lump sum payment after having participated in the plan for five years. The Company’s obligations under the Wealth Accumulation Plan were unfunded and unsecured. In order to address certain requirements under new U.S. legislation concerning deferred compensation arrangements and due to limited participation, the Wealth Accumulation Plan was frozen and no further contributions to the plan were permitted after December 31, 2004.  The Company terminated the Wealth Accumulation Plan effective January 1, 2005.  Participants’ deferred compensation account balances have been paid out.

1999 Stock Incentive Plan (“Incentive Plan”).  The Incentive Plan provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, performance units, restricted shares, stock bonuses, and other stock-based awards) for the issuance of up to an aggregate of 10,500,000 shares of Common Stock to employees and independent consultants of the Company and its subsidiaries and non-employee directors of the Company.  Option terms may not exceed ten years.  Option prices, set by the Compensation Committee of the Board of Directors in the case of employees and independent consultants, and the Board of Directors in the case of non-employee directors, may not be less than the fair market value at the date of grant for incentive stock options or less than par value for nonqualified stock options.  At December 31, 2005, there were approximately 6.0 million shares available for issuance pursuant to future grants under the Incentive Plan.

The Company’s option plans are administered by the Compensation Committee of the Board of Directors, except the Directors Plan which is administered by the Board members who were not eligible to participate in that plan. The Company’s option plans, other than the Incentive Plan, require optionees to enter into a ten-year Voting Agreement in favor of James F. Lynch and to comply with a right of first refusal granted to the Company.  Under the Voting Agreement, each optionee agrees to vote all of the shares acquired upon exercise of options as directed by Mr. Lynch.  Mr. Lynch is required to release shares covered by the Voting Agreement under certain circumstances. The right of first refusal requires optionees, before selling any shares underlying options, to provide the Company with written notice of the sale and the right to elect to purchase such shares, and it terminates as to shares sold into the public market.

Option Grants and Holdings

2005 Option Grants.  No options or stock appreciation rights were granted during the year ended December 31, 2005 to the Named Executive Officers.

2005 Option Exercises and Holdings.  The following table summarizes information for the Named Executive Officers regarding aggregate option exercises in the year ended December 31, 2005 and the year-end value of unexercised options to purchase the Company’s Common Stock.  No stock appreciation rights were exercised during 2005 or were outstanding at December 31, 2005.

AGGREGATED OPTION EXERCISES IN 2005 AND

YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Shares Underlying Unexercised Options at 12-31-05 (1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at 12-31-05 (2) Exercisable/Unexercisable

James F. Lynch	—	—	152,000/348,000	$74,360/$128,640
Jorge A. Celaya	—	—	200,000/100,000	$294,000/$147,000
Robert Scott Moncrieff	—	—	32,000/68,000	$10,550/$28,288
Dale W. Saville (3)	98,000	$29,730	0/0	$0/$0

(1)           All of the options relate to shares of Common Stock. All of the options were granted under the Incentive Plan, except for the options held by Robert Scott Moncrieff for 35,000 shares, which were issued under the Employee Plan.  These options have a price threshold for early exercisability, which is above the exercise price.  The price threshold is an average closing price for the Common Stock of at least $9.00 over thirty consecutive trading days. The option for these 35,000 shares may be exercised after May 12, 2006, and prior to their expiration on November 11, 2006, regardless of whether the price threshold has been met.

(2)           These values have been calculated by subtracting the per share option exercise price from the fair market value of the underlying Common Stock.  For purposes of this table, such fair market value is deemed to be the closing price of the Common Stock on the New York Stock Exchange as of December 30, 2005, the last trading day of 2005, which was $3.12.

(3)           Mr. Saville resigned from the Company effective September 9, 2005.

Performance Graph

The following line graph compares the yearly percentage changes in the cumulative stockholder return on the Common Stock for the past five years commencing December, 2000 with the cumulative total return of a “Competitors Index” (computed by the Company) and with the Standard and Poors 500 Index through the year ended December 31, 2005.  The comparison assumes $100 was invested on December 31, 2000 in the Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The four largest competitors, in terms of market capitalization, were used to compare the “Competitors Index”, using their period end stock prices and respective market capitalization values to appropriately weight their stock prices.  The companies included in the “Competitors Index” are APAC Teleservices, Inc., Convergys Corporation, Sykes Enterprses, Incorporated, and Teletech Holdings, Inc.

In the prior year, comparisons of the four largest competitors included APAC Teleservices, Inc., West Corporation, Sykes Enterprises, Incorporated, and Teletech Holdings, Inc.  Due to major changes in West Corporation’s mix of business as a result of recent acquisitions, the Company no longer considers West Corporation a direct competitor.  Convergys Corporation, a competitor across many markets, has been substituted for West Corporation.  For comparison, the following graph includes the prior list of competitors.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is responsible for administering SITEL’s executive compensation programs. The Compensation Committee is composed of five independent directors, including two members who were appointed to the committee in August 2006. The Compensation Committee regularly reviews the executive compensation policies and practices of the Company and establishes the salaries and bonuses of the executive officers.  The Compensation Committee administers the stock option plans in which executive officers participate.

Compensation Policies

The Company’s compensation policies are designed to attract and retain highly able and motivated individuals at all levels of the Company.  In addition, the compensation policies are designed to be cost effective and to treat all employees fairly.  The Company’s overall approach to compensation emphasizes the following:  competitive salaries, significant bonuses tied to Company, business unit and individual performance, and an opportunity to build exceptional long-term value through equity participation.

In establishing total compensation amounts, the Compensation Committee considers historical and projected Company performance.  The Compensation Committee also considers the range of compensation paid by other public companies in the outsource contact center industry (including those companies comprising the “Competitors Index” used in the Performance Graph section of this Proxy Statement) and other relevant industries. This information forms the basis for the Compensation Committee’s assessment of the Company’s overall performance and prospects, which underpins the Compensation Committee’s establishment of total compensation ranges.  The Compensation Committee also occasionally engages compensation consultants to review and make recommendations to the Compensation Committee on executive compensation programs.  The Compensation Committee makes a subjective determination based upon a collective consideration of the foregoing factors and information.

The Compensation Committee’s policy is to structure compensation awards for executive officers that will be deductible without limitation under Section 162(m) of the Internal Revenue Code of 1986, as amended, where doing so will further the purposes of the Company’s executive compensation programs.  The Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company’s success, even where compensation payable under such programs may not be fully deductible.

Factors and Criteria of Executive Compensation

Executive compensation consists primarily of (1) annual compensation and (2) long-term incentives.

Annual Compensation

Annual compensation consists of base salary and bonus.  The Company seeks to have competitive base salaries. Any increases in an individual’s base salary are determined primarily by individual performance and added responsibilities. Assessment of an individual’s performance includes consideration of a person’s impact on the Company’s financial performance as well as their judgment, creativity, effectiveness in developing subordinates, and contributions to the improvement in the quality of the Company’s services and operations.

The 2005 bonus plan for executive officers provided for targeted bonuses equal to up to 75% of base salary based on achievement of predetermined earnings per share (EPS) targets.  Bonuses under the plan were calculated and payable after the end of the fiscal year. Based on the EPS target achieved for 2005, bonuses equal to 37.5% of base salary (representing 50% of the bonus opportunity) were payable to the executive officers.  Messrs. Lynch, Celaya and Scott Moncrieff received bonuses of $225,000, $108,750 and $81,213, respectively.

The 2005 bonus plan for business unit executives and chief operating officers provided a bonus potential expressed as a percentage of the executive’s base salary and based on achievement of objectives generally tied to company and business unit performance.  Bonuses under the plan were calculated and payable after the end of the fiscal year. Based on the EPS target achieved for 2005, bonuses representing up to 50% of the bonus opportunity were paid to these executives.  In certain cases, the Company also paid certain discretionary bonuses to certain chief operating officers and business unit executives who had not achieved their business unit objectives but who were determined to have made significant progress toward company objectives under difficult circumstances.

Long-Term Incentives

Stock options are a form of long-term incentive used for executive officers and other employees.  This incentive emphasizes the long-term focus necessary for the Company’s continued success.  Stock options also promote success by aligning employee financial interests with long-term stockholder value. Stock options have traditionally been granted broadly and deeply within the Company.  No options were granted to employees in 2005.

We established a performance-contingent option program for 2006.  Under this program, a total of about 1,500,000 options were granted on February 1, 2006 to top-performing employees and other key employees at higher job levels.   The options may vest in whole or in part on the dates that we report financial results for 2007 and 2008, if the company meets certain performance goals in 2006, 2007, and/or 2008.  To the extent the performance goals have not been met by the date in 2009 that we report financial results for 2008, the options will not vest and will expire on that date.  To the extent the options do vest based on performance, they expire on February 1, 2016.  The options are subject to earlier exercise or earlier termination and the other terms and provisions of the option agreement and the 1999 Stock Incentive Plan.

Chief Executive Officer Compensation

Mr. Lynch’s 2005 compensation consisted principally of his $600,000 base salary and $225,000 bonus.  As discussed above, Mr. Lynch’s bonus was tied to the Company’s achievement of predetermined EPS targets.

SUBMITTED BY THE 2005 FISCAL YEAR
COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
OF SITEL CORPORATION

Rohit M. Desai
Mathias J. DeVito
Nigel T. Gourlay

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of August 31, 2006 with respect to the beneficial ownership of the Common Stock (i) by each person or group who, to the knowledge of the Company, was the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of more than 5% of the Common Stock, (ii) by each of the Company’s Named Executive Officers (identified within Item 11 under the caption Summary of Cash and Certain Other Compensation) and directors, and (iii) by all executive officers and directors of the Company as a group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Jana Partners LLC (2)	10,676,665	14.33%
State of Wisconsin Investment Board (3)	7,674,600	10.30%
Heartland Advisors, Inc. (3)	6,786,800	9.11%
Rohit M. Desai (4)(7)	5,712,271	7.66%
Private Equity Investors IV, L.P. (7)	5,555,671	7.46%
James F. Lynch (4)(5)(6)	7,195,765	9.91%
Ida Eggens Kruithof (8)	4,691,348	6.30%
Dimensional Fund Advisors Inc. (3)	4,026,314	5.40%
George J. Kubat (4)(9)	406,238	*
Jorge A. Celaya (4)	300,000	*
Mathias J. DeVito (4)	194,592	*
Robert Scott Moncrieff (4)	73,000	*
Nigel T. Gourlay (4)	61,985	*
David J. Hanger (4)	61,985	*
Cyrus F. Freidheim	9,559	*
Dale W. Saville (4) (11)	6,000	*
Robert H. Getz	1,737	*
Stephen L. Key	1,737	*

All executive officers and directors as a group (12 persons)	14,236,050	18.88%

*      Less than 1%

(1)          The address of Jana Partners LLC is 536 Pacific Avenue, San Francisco, California 94133.  The address of the State of Wisconsin Investment Board, an institutional holder, is P.O. Box 7842, Madison, Wisconsin 53707.  The address of Heartland Advisors, Inc. is 789 North Water Street Milwaukee, WI 53202.  The address of Private Equity Investors IV, L.P., an institutional holder, is 410 Park Avenue, Suite 830, New York, New York 10022.  The address of Ida Eggens Kruithof is Villa del Sole A No. 1, 8, Avenue Saint Roman, MC 98000 Monaco.  The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(2)          Based on a Schedule 13D/A filing dated August 4, 2006.

(3)          Based on a Schedule 13G/A filing for the year ended December 31, 2005.

(4)          Includes the following shares which may be acquired under stock options which are exercisable currently or within 60 days: Mr. Lynch – 196,000; Mr. Desai – 62,000;  Mr. Kubat – 153,000; Mr. Celaya – 300,000; Mr. DeVito –  50,000; Mr. Gourlay – 40,000; Mr. Hanger – 40,000; and Mr. Scott Moncrieff – 73,000.  Upon

exercise, voting control over shares issued pursuant to the Company’s 1995 stock option plans will be held by Mr. Lynch pursuant to a Voting Agreement.

(5)          Includes 10,000 shares held by a 501(c)(3) organization established by Mr. Lynch.  Mr. Lynch has shared voting and/or investment power with respect to these shares but disclaims beneficial ownership.

(6)          Includes 2,058,469 owned by other stockholders over which Mr. Lynch exercises voting control pursuant to a Voting Agreement. The Voting Agreement grants Mr. Lynch the right to vote all shares of Common Stock held by the stockholders signatory to the Voting Agreement in the manner directed by Mr. Lynch.  Mr. Lynch acquires voting control over additional shares which are issued pursuant to the Company’s 1995 stock option plans until such shares are sold by the holders thereof into the public market.

(7)          Based on a Schedule 13D filed March 15, 2005.  Private Equity Investors IV, L.P.’s shares are also included in the number of shares shown for Rohit M. Desai.  Pursuant to Rule 13d-4 under the Exchange Act, Rohit M. Desai disclaims beneficial ownership of these shares owned by Private Equity Investors IV, L.P.

(8)          Based on a Schedule 13G filing for the year ended December 31, 2005.  Includes 1,642,398 shares owned through Burmel Holding N.V.

(9)          Includes 20,000 shares owned by a partnership for members of Mr. Kubat’s immediate family. Mr. Kubat shares voting and/or investment power but disclaims beneficial ownership of these shares.

(10)    Based on the last Form 4 filed by Mr. Saville prior to leaving the Company.

Item 13. Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation; Certain Transactions

The Compensation Committee members are Cyrus F. Freidheim, Jr. (Chairman), Rohit M. Desai, Mathias J. DeVito, Robert H. Getz, and Nigel T. Gourlay, all independent, non-employee directors.

Kelvin C. Berens, who resigned as a director of the Company in August 2006, is the Managing Partner and owner of more than 10% of the voting stock in the Berens & Tate, P.C. law firm.  The Company engaged Berens & Tate to provide legal services in the areas of labor and employment law during 2005 and expects to continue to engage the firm for such services.  The Company paid Berens & Tate $671,499 in fees during 2005 and $447,998 in fees for the first eight months of 2006.

Item 14. Principal Accountant Fees and Services

Our independent auditor for 2005 was KPMG LLP.  KPMG billed the following fees for services which fees were paid or accrued by the Company in each of the last two years:

	2005	2004
Audit Fees	$1,635,671	$1,771,864
Audit-Related Fees	4,040	58,325
Tax Fees	190,867	322,718
All Other Fees	12,154	30,038
	$1,839,952	$2,182,945

Audit Fees - Audit Fees includes fees for professional services rendered in connection with the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and to review the Company’s financial statements included in its quarterly reports on Form 10-Q and for professional services in connection with statutory audits or regulatory filings.

Audit-Related Fees - Audit-Related Fees includes fees for employee benefit plan audits and accounting consultations.

Tax Fees - Tax Fees includes fees for U.S. and international tax advisory, tax planning and tax compliance services and expatriate tax services.

All Other Fees - All Other Fees includes fees for certain agreed upon procedures.

The Audit Committee has adopted procedures for pre-approval of audit and permitted non-audit services by the Company’s independent auditor.  In addition to annually engaging the independent auditor to audit the Company’s consolidated financial statements, the committee must approve all use of the independent auditor for non-audit services before such use.  The committee may pre-approve permitted services for a calendar year within a specified dollar limit, by individual project or in the aggregate.  The committee may also delegate such pre-approval authorization to any member of the committee.  The committee has pre-authorized permitted services not exceeding $25,000 between meetings, a report on which must be communicated to the committee at the next regularly scheduled meeting.  The committee requires reports on the status of all pre-approved services at the next regularly scheduled committee meeting. To minimize relationships that could appear to impair the objectivity of the independent auditor, it is the committee’s practice to restrict the permitted non-audit services that may be provided to the Company by the independent auditor primarily to tax services and merger and acquisition due diligence and integration services.

All of the above fees billed by KPMG in 2005 were pre-approved by the Audit Committee, and there was no service for which the de minimus exception permitted in certain circumstances under SEC rules was utilized.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

1.        SITEL Corporation and Subsidiaries Financial Statements – beginning on page F-1 of this report.

•            Report of Independent Registered Public Accounting Firm

•            Consolidated Statements of Operations For The Years Ended December 31, 2005, 2004, and 2003

•            Consolidated Balance Sheets at December 31, 2005 and 2004

•            Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2005, 2004, and 2003

•            Consolidated Statements of Cash Flows For The Years Ended December 31, 2005, 2004, and 2003

•            Notes to Consolidated Financial Statements

2.              Grupo SITEL de Mexico, S. A. de C. V. and Subsidiaries Financial Statements

•            Report of Independent Registered Public Accounting Firm

•            Consolidated Balance Sheets at December 31, 2005 and 2004

•            Consolidated Statements of Income For The Years Ended December 31, 2005, 2004, and 2003

•            Consolidated Statements of Changes in Stockholders’ Equity For The Years Ended December 31, 2005, 2004, and 2003

•            Consolidated Statements of Changes in Financial Position For The Years Ended December 31, 2005, 2004, and 2003

•            Notes to Consolidated Financial Statements

3.  Financial Statement Schedule

Schedules have been omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements or the notes thereto.

4.      Exhibits – required by Item 601 of Regulation S-K:

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date: September 13, 2006	By	/s/	James F. Lynch
James F. Lynch
Chief Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			Title	Date

By	/s/	James F. Lynch	Chairman of the Board,	September 13, 2006
		James F. Lynch	Chief Executive Officer and Director

By	/s/	Jorge A. Celaya	Executive Vice President and Chief	September 13, 2006
		Jorge A. Celaya	Financial Officer
(Principal Financial Officer)

By	/s/	Scott W. Behrens	Senior Vice President and Controller	September 13, 2006
		Scott W. Behrens	(Principal Accounting Officer)

By	/s/	Rohit M. Desai	Director	September 13, 2006
Rohit M. Desai

By	/s/	Mathias J. DeVito	Director	September 13, 2006
Mathias J. DeVito

By	/s/	Cyrus F. Freidheim Jr.	Director	September 13, 2006
Cyrus F. Freidheim Jr.

By	/s/	Robert H. Getz	Director	September 13, 2006
Robert H. Getz

By	/s/	Nigel T. Gourlay	Director	September 13, 2006
Nigel T. Gourlay

By	/s/	David J. Hanger	Director	September 13, 2006
David J. Hanger

By	/s/	Stephen L. Key	Director	September 13, 2006
Stephen L. Key

By	/s/	George J. Kubat	Director	September 13, 2006
George J. Kubat

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (see Exhibit 3.1 to Registration Statement on Form S-1 No. 33-91092).
3.1(a)	Articles of Amendment filed September 10, 1996 to the Amended and Restated Articles of Incorporation (see Exhibit 4.1(a) to the Company’s Registration Statement on Form S-3 No. 333-13403).
3.4	Amended and Restated Bylaws (see Exhibit 3.4 to Registration Statement on Form S-1 No. 33-91092).
3.4(a)	Amended and Restated Bylaws – conformed copy including Amendment No. 1 (see Exhibit 4.2 to the Company’s Registration Statement on Form S-3 No. 333-28131).
3.4(b)	Amendment No. 2 to Amended and Restated Bylaws (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 1998).
3.4(c)	Amendment No. 3 to Amended and Restated Bylaws (see Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001).
3.4(d)	Amended and Restated Bylaws – conformed copy including all amendments through March 2, 2001 (see Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001).
3.5

Certificate of Designation of Series A Participating Preferred Stock (see Exhibit A to the Rights Agreement included as Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).

4.2	Specimen Common Stock Certificate (see Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
4.3	Rights Agreement (see Exhibit 1 to the Company’s Registration Statement on Form 8-A filed August 24, 1998).
9.1	Form of General Voting Agreement (see Exhibit 9.1 to Registration Statement on Form S-1 No. 33-91092).
10.1#	SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1 to Registration Statement on Form S-1 No. 33-91092).
10.1(a)#	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of Existing Options (see Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.2#	SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2 to Registration Statement on Form S-1 No. 33-91092).
10.2(a)#	Amendment No. 1 to SITEL Corporation Stock Option Plan for Replacement of EEBs (see Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.3#	Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix B to the Company’s definitive Proxy Statement for Annual Meeting of Stockholders, filed September 27, 1996).
10.3(a)#	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.3(b)#

Amendment No. 2 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Appendix C to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).

10.3(c)#	Amendment No. 3 to Amended and Restated SITEL Corporation 1995 Employee Stock Option Plan (see Exhibit 10.3(c) to the Company’s Form 10-Q for the quarter ended March 31, 1998).
10.4#

Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Appendix B to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed April 30, 1997).

10.4(a)#	Amendment No. 1 to Amended and Restated SITEL Corporation 1995 Non-Employee Directors Stock Option Plan (see Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1999).
10.5#	SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5 to Registration Statement on Form S-1 No. 33-91092).
10.5(a)#	Second Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.5(a) to the Company’s Form 10-Q for the quarter ended March 31, 1998).
10.5(b)#	Third Amendment to SITEL Corporation Executive Wealth Accumulation Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 1999).
10.5(c)#	Freezing of SITEL Corporation Executive Wealth Accumulation Plan effective December 31, 2004

Exhibit No.
10.5(d)#	Termination of SITEL Corporation Executive Wealth Accumulation Plan effective January 1, 2005
10.6#	SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.1 to the Company’s Registration Statement on Form S-8 No. 333-78241).
10.6(a)#	Amendment No. 1 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 4.2 to the Company’s Registration Statement on Form S-8 No. 333-78241).
10.6(b)#	Amendment No. 2 to SITEL Corporation 1999 Stock Incentive Plan (see Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2000).
10.6(c)#	Amendment No. 3 to SITEL Corporation 1999 Stock Incentive Plan (see Appendix A to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed March 31, 2003).
10.7#	Form of Right of First Refusal (see Exhibit 10.7 to Registration Statement on Form S-1 No. 33-91092).
10.8#	Form of Indemnification Agreement with Outside Directors (see Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended August 31, 1995).
10.9#	Form of Indemnification Agreement with Executive Officers (see Exhibit 10.9 to the Company’s Registration Statement on Form S-8 No. 33-99434).
10.10#	Amended and Restated SITEL Corporation Employee Stock Purchase Plan (see Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended March 31, 1998).
10.11	Loan and Security Agreement with Fleet Capital Corporation individually as Agent (see Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2002)
10.12	Indenture governing $100,000,000 9 1/4% Senior Subordinated Notes due 2006 (see Exhibit 10.2 to the Company’s Form 8-K filed March 16, 1998).
10.12(a)	First Supplemental Indenture (see Exhibit 4.2 to the Company’s Amendment No. 1 to Form S-4 filed August 21, 1998).
10.12(b)	Registration Rights Agreement (see Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed April 24, 1998).
10.13#	2001 Nonemployee Director Compensation Plan (see Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2001)
10.13(a)#	Amendment No. 1 to SITEL Corporation 2001 Nonemployee Director Compensation Plan (see Exhibit 10.13(a) to the Company’s Form 10-K for the year ended December 31, 2004)
10.14#	Summary of compensation arrangements for non-employee directors as of August 7, 2006 (see Exhibit 10.1 to the Company’s Form 8-K filed on September 13, 2006)
10.15#	Form of director stock option agreement (see Exhibit 10.13(c) to the Company’s Form 10-K for the year ended December 31, 2004)
10.16#	Jorge A. Celaya Employment Offer Letter (see Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003)
10.17#*	Jorge A. Celaya Employment Agreement
10.18#*	James F. Lynch Employment Agreement
10.19#*	Robert Scott Moncrieff Employment Agreement
10.20#*	Letter regarding Robert Scott Moncrieff stock options
10.21#	Summary of Dale W. Saville Compensation Arrangements (see Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2004)
10.22#	SITEL Corporation 2005 Management Incentive Plan (see Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2004)
10.23#*	SITEL Corporation 2006 Management Incentive Plan
10.24#

Form of Stock Option Agreement for October 16, 1998 Amended and Restated Non-Qualified Stock Option grant to Robert Scott Moncrieff for 30,000 options (see Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2004)

10.25#

Form of Stock Option Agreement for January 18, 1999 Non-Qualified Stock Option grant to Robert Scott Moncrieff for 5,000 options (see Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2004)

10.26#

Form of Stock Option Agreement for the following Non-Qualified Stock Option grants: Robert Scott Moncrieff on January 3, 2000 for 10,000 options; Robert Scott Moncrieff on January 11, 2001 for 10,000 options; James F. Lynch on April 3, 2001 for 100,000 options; Robert Scott Moncrieff on January 2, 2004 for 45,000 options (see Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2004)

10.27#

Form of Stock Option Agreement for the following March 14, 2002 Incentive Stock Option grants: James F. Lynch for 12,166 options (see Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2004)

10.28#

Form of Stock Option Agreement for the following March 14, 2002 Non-Qualified Stock Options grants: James F. Lynch for 267,834 options (see Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2004)

10.29#

Form of Stock Option Agreement for the following March 14, 2002 Incentive Stock Option grants: James F. Lynch for 120,000 options and Dale W. Saville for 30,000 options (see Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2004)

10.30#	Form of Stock Option Agreement for October 27, 2003 Incentive Stock Option grant to Jorge A. Celaya (see Exhibit 10.29 to the Company’s Form-10K for the year ended December 31, 2004)
10.31#	Form of Stock Option Agreement for October 27, 2003 Non-Qualified Stock Option grant to Jorge A. Celaya (see Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004)
10.32#*

Forms of Stock Option Agreements for February 1, 2006 grants of Incentive Stock Options and Non-Qualified Stock Options to Jorge A. Celaya for 45,000 options and to Robert Scott Mancrieff for 45,000 options

14	Code of Ethics for CEO and Senior Financial Officers (see Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003).
21*	Subsidiaries
23*	Independent Auditors’ Consents
31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#                                         Management contract or compensatory plan or arrangement.

*                                       Filed herewith.

TABLE OF CONTENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of SITEL Corporation:

We have audited the accompanying consolidated balance sheets of SITEL Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEL Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2004, and for the years ended December 31, 2004 and 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 13, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Omaha, Nebraska
September 13, 2006

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

Years Ended December 31,	2005	2004	2003
		(As restated)	(As restated)

Revenue	$1,037,179	$956,135	$846,087

Operating expenses:
Direct labor and telecommunications expenses	629,314	574,712	497,533
Subcontracted and other services expenses	51,618	50,726	54,121
Operating, selling and administrative expenses	331,148	313,567	282,211
Asset impairment and restructuring expenses	6,614	9,325	3,004
Goodwill impairment	—	7,668	—
Total operating expenses	1,018,694	955,998	836,869

Operating income (loss)	18,485	137	9,218

Other income (expense):
Interest expense	(13,565)	(13,693)	(12,939)
Interest income	559	589	423
Equity in earnings of affiliates	722	681	1,417
Other expense, net	(545)	(698)	(438)
Total other expense, net	(12,829)	(13,121)	(11,537)

Income (loss) before income taxes and minority interest	5,656	(12,984)	(2,319)

Income tax expense	642	14,732	4,789
Minority interest	2,240	724	658
Net income (loss)	$2,774	$(28,440)	$(7,766)

Weighted average common shares outstanding:
Basic	74,137	73,684	73,877
Diluted	74,466	73,684	73,877

Earnings per share:
Basic	$0.04	$(0.39)	$(0.11)
Diluted	$0.04	$(0.39)	$(0.11)

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

At December 31,	2005	2004
		(As restated)
Assets
Current Assets:
Cash and cash equivalents	$25,817	$29,130
Trade accounts receivable (net of allowance for doubtful accounts of $1,710 and $2,391, respectively)	220,581	192,204
Prepaid expenses and other assets	16,038	16,416
Deferred income taxes	666	1,251
Total current assets	263,102	239,001

Property and equipment, net	74,411	85,934

Other assets:
Goodwill	46,188	48,276
Investment in affiliates	17,155	16,466
Other assets	10,380	8,386
Deferred income taxes	7,209	1,360
Total assets	$418,445	$399,423

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility and other current debt	$20,103	$19,712
Current portion of capital lease obligations	2,510	3,435
Trade accounts payable	29,429	29,318
Accrued wages, salaries and bonuses	53,441	50,273
Accrued operating expenses	57,193	48,644
Deferred revenue and other	8,434	8,892
Income taxes payable	1,475	1,107
Total current liabilities	172,585	161,381

Long-term debt and other liabilities:
Long-term debt, excluding current portion	107,681	91,020
Capital lease obligations, excluding current portion	6,782	8,510
Other liabilities	8,464	9,788
Deferred income taxes	—	883
Total liabilities	295,512	271,582

Minority interests	4,547	2,611

Stockholders’ equity:
Common stock, voting, $0.001 par value 200,000,000 shares authorized, 74,757,729 and 74,433,629 shares issued and outstanding, respectively	75	74
Additional paid-in capital	169,662	168,871
Accumulated other comprehensive income	(2,823)	7,721
Accumulated deficit	(47,645)	(50,419)
Less treasury stock, at cost, 651,302 and 707,927 common shares, respectively	(883)	(1,017)
Total stockholders’ equity	118,386	125,230
Total liabilities and stockholders’ equity	$418,445	$399,423

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Accumulated
		Additional	Other			Total
	Common	Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
Years Ended December 31, 2005, 2004, and 2003	Stock	Capital	Income (Loss)	Deficit	Stock	Equity

Balance, December 31, 2002 (As originally reported)	$74	$168,706	$(17,262)	$(12,193)	$(163)	$139,162

Restatement adjustments prior to January 1, 2003	—	—	364	(1,981)	—	(1,617)
Balance, December 31, 2002 (As restated)	74	168,706	(16,898)	(14,174)	(163)	137,545

Purchase of 709,900 shares of treasury stock	—	—	—	—	(1,119)	(1,119)
Issuance of 4,704, shares of common stock for options exercised, and 71,023 shares of treasury stock	—	27	—	(39)	146	134
Other	—	(7)	—	—	—	(7)
Comprehensive income (loss):
Net loss (As restated)	—	—	—	(7,766)	—	(7,766)
Currency translation adjustment (As restated)	—	—	17,153	—	—	17,153
Total comprehensive income (loss) (As restated)	—	—	—	—	—	9,387
Balance, December 31, 2003 (As restated)	$74	$168,726	$255	$(21,979)	$(1,136)	$145,940

Issuance of 65,494 shares of common stock for options exercised and 47,373 shares of treasury stock	—	144	—	—	119	263
Other	—	1	—	—	—	1
Comprehensive income (loss):
Net loss (As Restated)	—	—	—	(28,440)	—	(28,440)
Currency translation adjustment (As restated)	—	—	7,569	—	—	7,569
Other	—	—	(103)	—	—	(103)
Total comprehensive income (loss)(As restated)	—	—	—	—	—	(20,974)
Balance, December 31, 2004 (As restated)	$74	$168,871	$7,721	$(50,419)	$(1,017)	$125,230

Issuance of 324,100 shares of common stock for options exercised and 56,625 shares of treasury stock	1	791	—	—	134	926
Comprehensive income (loss):
Net income	—	—	—	2,774	—	2,774
Currency translation adjustment	—	—	(10,490)	—	—	(10,490)
Other	—	—	(54)	—	—	(54)
Total comprehensive loss	—	—	—	—	—	(7,770)
Balance, December 31, 2005	$75	$169,662	$(2,823)	$(47,645)	$(883)	$118,386

See Notes to Consolidated Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended December 31,	2005	2004	2003
		(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$2,774	$(28,440)	$(7,766)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Asset impairment and restructuring provision	6,614	16,993	3,004
Depreciation and amortization	37,408	36,531	36,066
(Gain)/loss on disposal of assets	212	286	(58)
Provision for deferred income taxes	(6,541)	9,142	427
Provision for losses on accounts receivable	1,593	400	1,488
Equity in earnings of affiliates	(722)	(681)	(1,417)
Minority interest in net income of consolidated subsidiaries	2,240	724	658
Impairment losses on equity investments	—	—	1,480
Changes in operating assets and liabilities:
Trade accounts receivable	(43,379)	(10,237)	(32,166)
Other assets	2,155	1,970	414
Trade accounts payable	1,141	5,059	(1,155)
Other liabilities	13,478	7,731	8,453
Net cash flows from operating activities	16,973	39,478	9,428

Cash flows from investing activities:
Purchases of property and equipment	(29,208)	(25,178)	(24,945)
Dividends received (paid) from (to) affiliates	(450)	1,747	1,815
Proceeds from cash surrender value of life insurance	3,274	—	—
Proceeds from sales of property and equipment	100	10	211
Other	—	(357)	(1,333)
Net cash flows from investing activities	(26,284)	(23,778)	(24,252)

Cash flows from financing activities:
Borrowings on debt	348,288	21,182	21,276
Repayments of debt	(335,597)	(37,230)	(5,690)
Repayments of capital lease obligations	(3,405)	(3,187)	(2,471)
Treasury stock reissuances (repurchases), net	116	85	(1,009)
Debt issuance costs	(5,503)	—	—
Other	859	146	—
Net cash flows from financing activities	4,758	(19,004)	12,106
Effect of exchange rates on cash	1,240	2,303	(1,288)
Net decrease in cash	(3,313)	(1,001)	(4,006)
Cash and cash equivalents, beginning of period	29,130	30,131	34,137
Cash and cash equivalents, end of period	$25,817	$29,130	$30,131

Other cash flows information:
Interest paid	$14,198	$12,022	$11,263
Income taxes paid	$7,273	$3,968	$5,673

Non-cash investing and financing activities:
Capital leases incurred	$2,205	$1,940	$3,325

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

Capital Stock

Our outstanding capital stock consists of a single class of Common Stock.  Each share of Common Stock is entitled to one vote upon each matter subject to a stockholders vote and to dividends if and when declared by the Board of Directors.  Payment of dividends is currently restricted under the covenants of our Credit Facility (see Note 5).

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

	2005	2004	2003

Balance, beginning of year	$2,391	$3,088	$4,011
Provision for bad debts	1,579	400	1,488
Deductions for uncollectible receivables written-off	(1,985)	(1,278)	(2,427)
Other	(275)	181	16
Balance, end of year	$1,710	$2,391	$3,088

Other consists of foreign currency translation.

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

We have a 50% ownership interest in a joint venture located in India.  As of December 31, 2005 and 2004, the investment in our India joint venture was approximately $3.4 million and $4.1 million, respectively.  Subcontracted services provided by our India joint venture for the years ended December 31, 2005, 2004 and 2003 were $16.1 million, $15.0 million, and $11.4 million, respectively and are included in subcontracted and other services expenses in the accompanying consolidated statements of operations. The Company had payables to our India joint venture of $4.8 million and $3.0 million at December 31, 2005 and 2004, respectively, which are included in trade accounts payable in the accompanying consolidated balance sheets. We received $1.8 million of dividend distributions from our India joint venture during the year ended December 31, 2003.

We also have a 49% ownership interest in a joint venture located in Mexico and a 46% interest in a joint venture located in Colombia (collectively, Latin America affiliates).  As of December 31, 2005 and 2004, the investment in certain Latin America affiliates was approximately $13.7 million and $12.4 million, respectively.  Of the $13.7 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  We would recognize a loss when there is other than a temporary decline in value of our equity method investments. Subcontracted services provided by our Latin America joint ventures for the years ended December 31, 2005, 2004, and 2003 were not material.  We received $1.7 million of dividend distributions from our Latin America affiliates during the year ended December 31, 2004.

Our significant equity investments include our Latin America and India joint ventures.  The following is summarized financial information for our joint ventures as of and for the years ended December 31:

	2005	2004	2003
	(in millions)
Statements of Operations Data:
Revenue	$60.3	$52.7	$43.8
Net income	1.3	1.4	2.8
Balance Sheet Data:
Current assets	21.8	18.1
Non-current assets	6.1	7.0
Current liabilities	8.7	7.2
Shareholders’ equity	19.2	17.8

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

We establish valuation allowances when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We also accrue for any income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies.  We did not accrue for income taxes for the unremitted earnings of foreign subsidiaries of approximately $43.4 million and $42.3 million at December 31, 2005 and 2004, respectively, that have been or are intended to be reinvested indefinitely.

Goodwill

We recorded goodwill for purchase business combinations to the extent the purchase price of each acquisition exceeded the identifiable assets, net of liabilities, of the acquired company.

Goodwill is tested at least on an annual basis for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair market value. The company’s annual impairment testing is performed during the fourth quarter.  See Note 12 for discussion of the impairment recorded for the year ended December 31, 2004.  No impairment charges resulted from the annual impairment tests for the years ended December 31, 2005 and 2003.

Asset Retirement Obligations

We have contractual obligations with respect to the retirement of certain leasehold improvements at maturity of facility leases and the restoration of facilities back to their original state at the end of the lease term. Accruals are made based on management’s estimates of current market restoration costs, inflation rates and discount rates. At the inception of a lease, the present value of the expected cash payment is recognized as an asset retirement obligation with a corresponding amount recognized in property assets. The property asset amount is amortized, and the liability is accreted, over the period from lease inception to the time we expect to vacate the premises resulting in both depreciation and interest charges in the consolidated statement of operations. Discount rates used are based on credit-adjusted risk-free interest rates. Based on our current lease commitments, obligations are required to be settled commencing during the year ended December 31, 2006 and ending during the year ended December 31, 2024.

Revisions to these obligations may be required if our estimates of restoration costs change.  At December 31, 2005 and 2004, we had obligations of $1.9 million and $2.0 million, respectively, recorded in other liabilities in the accompanying consolidated balance sheets.

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

If we were no longer able to maintain the required level of employment in the future, we could be required to return some grant funds that were previously recorded. The effect of the return of these funds would be to reduce our income in future years.  See Note 12 for discussion of the grant reimbursement recorded as a liability during the year ended December 31, 2005.

Income (Loss) Per Common Share

We calculate income (loss) per common share by dividing our reported net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income (loss) is used in the computation of both basic and diluted income (loss) per share.

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At December 31, 2005, 3.0 million options were excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.  At December 31, 2004 and 2003, all 6.8 million and 7.8 million options, respectively, were excluded from the diluted net income (loss) per share computation due to the net loss for those years.

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

The following table illustrates the effect on our net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the years ended December 31:

	2005	2004	2003
		(As restated)	(As restated)
Net income (loss):
As reported	$2,774	$(28,440)	$(7,766)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(526)	(984)	(1,224)
Pro forma net income (loss)	$2,248	$(29,424)	$(8,990)

Income (loss) per common share:
As reported:
Basic	$0.04	$(0.39)	$(0.11)
Diluted	0.04	(0.39)	(0.11)
Pro forma:
Basic	$0.03	$(0.40)	$(0.12)
Diluted	0.03	(0.40)	(0.12)

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Volatility factor	50.3%	50.3%	59.6%
Risk-free interest rate	4.02%	3.60%	2.99%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5

The weighted average fair value of options granted in the years ended December 31, 2005, 2004 and 2003 were $0.96, $1.52 and $0.78, respectively.

Fair Value of Financial Instruments

We consider the amounts presented for financial instruments in the consolidated balance sheets, except for the Senior Subordinated Notes (the Notes) balance at December 31, 2004, to be reasonable estimates of fair value based on maturity dates or other characteristics. The estimated fair value of the Notes was approximately $90.7 million at December 31, 2004. The Company determined the estimated fair value of the Notes using available market information.  The Notes were redeemed in September of 2005 as discussed in Note 5.

Comprehensive Income (Loss)

Comprehensive income (loss) is presented in our consolidated statements of stockholders’ equity. The difference between our reported net income (loss) and comprehensive income (loss) for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive income (loss) included in our consolidated balance sheets at December 31, 2005 and 2004 primarily represents the accumulated foreign currency translation adjustment. We deem our unremitted earnings from foreign subsidiaries to be permanent in nature and do not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment, (SFAS 123R). This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values with the cost recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the consolidated financial statements for the pro forma net income (loss) and net income (loss) per share amounts, for the years ended December 31, 2005, 2004 and 2003, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  In March 2005, the Securities and Exchange

Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which expressed the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R for public companies. As a result, SFAS 123R will be effective for the Company in the first quarter of 2006 and will apply to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

In May 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, (SFAS 154).  SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (APB 20) and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005 and we will adopt this standard on January 1, 2006.  We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

Note 2. Restatement

As a result of accounting irregularities identified at our Brazilian subsidiary, we have restated our previously filed consolidated financial statements as of December 31, 2004 and for the fiscal years ended December 31, 2004 and 2003. We have determined that the subsidiary’s former controller, in violation of Company policies, engaged in improper accounting practices and the avoidance of local tax obligations and caused misleading records to be created to prevent the Company’s senior management from detecting this misconduct.

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

Summary of restatement items for the years ended December 31:

	2004	2003
Net loss as originally reported	$(26,567)	$(4,812)

Tax obligations, including interest and penalties (A)	(1,123)	(827)
Deferred expense recognition (B)	(565)	(637)
Errors in revenue recording (C)	(144)	(267)
Intentional falsification of records (D)	(310)	(497)
Other (E)	269	(726)
Total impact of restatement adjustments	(1,873)	(2,954)

Net loss as restated	$(28,440)	$(7,766)

Errors in previously issued financial statements were identified in the following areas:

(A) Tax obligations, including interest and penalties

During the years 2001 through 2005, certain Brazilian Municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005. Our restated consolidated statements of operations reflect the recognition of interest and penalties in the prior period incurred based on laws and regulations in effect at the time.

On April 7, 2006, new legislation was enacted in Brazil that will result in a reduction in the amount of penalties and interest we were required to pay for unpaid municipal taxes. We will record a gain of $1.8 million in 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.

(B) Deferred expense recognition

The subsidiary improperly deferred expense recognition of certain payments. These payments should have been recorded as expense when incurred rather than deferred.

(C) Errors in revenue recording

The subsidiary improperly recorded revenue related to certain customer invoices including: recording higher revenue than the invoice amount, recording revenue and subsequently canceling the invoice and recording revenue for invoices that have not been located nor was cash received.

(D) Intentional falsification of financial results

The subsidiary’s former controller intentionally falsified financial reporting records provided to Corporate management.  The actual results reported to Corporate management was manipulated to present different reported earnings than actually recorded in the subsidiary’s local financial records.

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

The functional currency of our Brazilian subsidiary is the Brazilian Real. The restatement adjustments presented in our prior period financial statements were recorded using the foreign currency exchange rates in effect in the applicable period. The assets and liabilities are subsequently adjusted for fluctuations in foreign currency exchange rates from the date of the original transaction to the balance sheet date. Translation gains and losses resulting from the revaluation of the assets and liabilities of the foreign subsidiary to US dollars is included in other comprehensive income, a component of stockholders’ equity. The cumulative effect of foreign currency exchange rate fluctuations from the restatement adjustments was a decrease in stockholders’ equity of $0.6 million as of December 31, 2004.

The following items in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows have been restated as follows based on the items noted above.

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Operations:
Revenue	$956,443	$956,135	$846,513	$846,087
Direct labor and telecommunications expense	574,910	574,712	497,275	497,533
Subcontracted and other services expenses	50,726	50,726	54,121	54,121
Operating, selling and administrative expenses	312,851	313,567	280,859	282,211
Total operating expenses	955,480	955,998	835,259	836,869
Operating income (loss)	963	137	11,254	9,218
Interest expense	(12,735)	(13,693)	(12,253)	(12,939)
Interest income	591	589	427	423
Other income (expense), net	(654)	(698)	(193)	(438)
Total other expense, net	(12,117)	(13,121)	(10,602)	(11,537)
Income (loss) before income taxes and minority interest	(11,154)	(12,984)	652	(2,319)
Income tax expense (benefit)	14,679	14,732	4,798	4,789
Minority interest	734	724	666	658
Net income (loss)	$(26,567)	$(28,440)	$(4,812)	$(7,766)
Income (loss) per share:
Basic and Diluted	$(0.36)	$(0.39)	$(0.07)	$(0.11)

	As of December 31, 2004
	As previously	As
	reported	restated
Consolidated Balance Sheets:
Cash and cash equivalents	$28,906	$29,130
Trade accounts receivable	191,391	192,204
Prepaid expenses and other assets	15,859	16,416
Deferred income taxes	1,313	1,251
Total current assets	237,469	239,001
Property and equipment, net	86,057	85,934
Other assets	8,420	8,386
Deferred income taxes	843	1,360
Total assets	397,531	399,423
Revolving credit facility and other current debt	18,802	19,712
Current portion of capital lease obligations	3,202	3,435
Trade accounts payable	32,595	29,318
Accrued wages, salaries and bonuses	43,641	50,273
Accrued operating expenses	46,533	48,644
Deferred revenue and other	8,816	8,892
Total current liabilities	154,696	161,381
Long-term debt, excluding current portion	90,000	91,020
Capital lease obligations, excluding current portion	8,393	8,510
Other liabilities	8,949	9,788
Deferred income taxes	205	883
Total liabilities	262,243	271,582
Minority interest	2,629	2,611
Accumulated other comprehensive income (loss)	8,342	7,721
Accumulated deficit	(43,611)	(50,419)
Total stockholders’ equity	132,659	125,230
Total liabilities and stockholders’ equity	397,531	399,423

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As previously	As	As previously	As
	reported	restated	reported	restated
Consolidated Statements of Cash Flows:
Operating activities	$39,484	$39,478	$9,106	$9,428
Investing activities	(23,603)	(23,778)	(24,115)	(24,252)
Financing activities	(18,591)	(19,004)	11,949	12,106

Note 3. Property and Equipment

Property and equipment consists of the following at December 31:

	2005	2004
		(As restated)

Computer equipment and software	$100,721	$119,649
Furniture, equipment and other	75,139	71,584
Leasehold improvements	49,198	47,146
Buildings	14,067	15,530
Other	1,874	2,955
	240,999	256,864
Accumulated depreciation	(166,588)	(170,930)
Property and equipment, net	$74,411	$85,934

Included in the property and equipment balance is the following property and equipment obtained through capitalized leases as of December 31:

	2005	2004
		(As restated)

Computer equipment and software	$8,901	$5,054
Furniture, equipment and other	1,070	8,266
Buildings	9,040	10,335
Other	—	391
	19,011	24,046
Accumulated depreciation	(11,050)	(13,072)
	$7,961	$10,974

Note 4. Goodwill

The following represents a summary of changes in our goodwill for the years ended December 31:

	2005	2004	2003

Beginning of Year	$48,276	$53,553	$49,724
Additions	—	732	—
Impairment charge	—	(7,668)	—
Other	(2,088)	1,659	3,829
End of Year	$46,188	$48,276	$53,553

During the second quarter of 2004, we acquired certain net assets of an existing call center operation in Morocco. As a result of this acquisition, we recorded goodwill of approximately $0.7 million. The impact of the acquisition was not material to our consolidated results of operations.

See Note 12 for discussion of the impairment recorded for the year ended December 31, 2004.

Other consists of foreign currency translation.

Note 5. Long-Term Debt

Credit Facility

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

Borrowings under each Credit Agreement bear interest, at the Company’s option, at either the Prime Rate plus the Applicable Margins or the LIBOR Rate plus the Applicable Margins (each term as defined in the Credit Agreements). The Term Loan A requires monthly principal payments of $0.3 million each, with the balance payable at maturity.  On December 31, 2005, the weighted average interest rates applicable to the Revolver and Term Loan A were each 6.90% and the interest rate applicable to the Term Loan B was 10.68%.

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

At December 31, 2005, we had $110.6 million outstanding under the Credit Agreements, of which $3.6 million is included in revolving credit facility and other current debt in the accompanying consolidated balance sheet.  The remainder is included in long-term debt in the accompanying consolidated balance sheet.

Annual repayments of the Credit Facility for the years ending December 31, are as follows (in thousands):

Amount

2006	3,600
2007	3,600
2008	3,600
2009	3,600
2010	96,160
Total	$110,560

As a result of the repayment of the Fleet revolving credit facility and redemption of the Notes, the Company recorded a non-cash pre-tax charge of approximately $0.4 million during the year ended December 31, 2005 to write-off previously capitalized debt issuance costs, which is included in interest expense in the accompanying consolidated statements of operations.

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of September 30, 2005 and December 31, 2005.  We subsequently obtained waivers of the non-compliance.

The waivers addressed defaults, including among other things, (1) the making of intercompany loans to our Brazilian subsidiary to pay certain taxes, (2) the delayed submission of our audited financial statements for the year ended December 31, 2005 and certain quarterly and monthly unaudited financial statements, compliance certificates, borrowing base certificates and projections; (3) our exceeding the maximum leverage ratio of 2.75 to 1.0 for the four fiscal quarters ended September 30, 2005 based on the restatement of prior financial statements; and (4) inaccuracies in prior financial statements and related compliance certificates due to the restatement of such financial statements.  The waivers also enable us to avoid default related to any delinquent payment of certain U.S. income taxes that would result if we do not receive the expected favorable IRS rulings concerning technical errors in the filings of the Company’s US federal tax returns for fiscal years 2001-2003.

We also secured the lenders’ consent to certain items, including, among other things, (1) additional intercompany loans totalling up to $750,000 to the Brazilian subsidiary for working capital; (2) a UK subsidiary using proceeds of an advance under the WFF Credit Agreement to repay $3.95 million of intercompany debt to the Company; (3) the Brazilian subsidiary incurring additional secured indebtedness of up to 2 million Brazilian Reais; and (4) excluding the Brazilian subsidiary’s intercompany loans and previously incurred secured indebtedness from the Investment, Indebtedness and Lien basket limitations.

We obtained amendments to the credit agreements to, among other things, (1) increase the Minimum EBITDA requirement to $55 million (from $45 million) for the twelve month period ending September 30, 2006 and thereafter; and (2) postpone by one quarter the tightening of the Leverage Ratio (debt divided by EBITDA, as defined), now requiring the ratio not to exceed 2.50 to 1 for the four fiscal quarters ending June 30, 2006, 2.25 to 1 for the four fiscal quarters ending September 30, 2006, and 2.00 to 1 for the four fiscal quarters ending thereafter.

Other Long-term Debt (As restated)

Also included in long-term debt is the outstanding principal balance for two installment loans with a Brazilian federal tax agency. The amounts outstanding as of December 31, 2005 and 2004 were $1.4 million and $1.7 million, respectively. The current portion of the installment loans as of December 31, 2005 and 2004 were $0.7 million and $0.7 million, respectively, and is included in revolving credit facility and other current debt in the accompanying consolidated balance sheet.

9.25% Senior Subordinated Notes

In March 1998, we completed the private placement of $100 million of 9.25% Senior Subordinated Notes due March 2006 (the Notes). The proceeds from the offering were used to repay other debt outstanding at that time.

The Notes, which included interest payable semiannually, were our general unsecured obligations and were subordinated in right of payment to all our existing and future senior debt. The Notes were guaranteed by substantially all of our wholly owned domestic subsidiaries and contained covenants that limited our ability and the ability of these subsidiaries to, among other things: incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with another company, and sell or otherwise dispose of all or substantially all of our assets.

The Notes were redeemable at a redemption price of 101.542% plus accrued and unpaid interest, if any, to the date of redemption through March 15, 2005. After March 15, 2005, the Notes were redeemable at a redemption price of 100%, plus accrued interest through the date of repurchase.

In December 2004, we redeemed $10 million of our 9.25% Senior Subordinated Notes. The Notes were redeemed at the mandatory redemption price of 101.542% plus accrued and unpaid interest through the date of redemption. As a result of the redemption, we recorded a charge of $0.2 million for the call premium and write-off of previously capitalized debt issuance costs which is included in interest expense in the consolidated statements of operations. On July 27, 2005, we acquired $6.2 million of the Notes through open market purchases. The remaining balance was redeemed on September 21, 2005 using proceeds from the Credit Facility, as discussed above.

As of December 31, 2004, the Company had $90 million of the Notes outstanding, which was included in long-term debt in the consolidated balance sheet.

Revolving Credit Facility

Effective December 27, 2002, we closed a three-year $50 million revolving credit facility. The credit facility was secured by accounts receivable in the United States, Canada and the United Kingdom. We utilized the facility, as needed, for ongoing working capital requirements and general corporate purposes.

At December 31, 2004, we had $40.8 million of available borrowings under the credit facility. The weighted-average interest rate for this facility was 7.0% at December 31, 2004.

Other Current Debt

Certain of our foreign subsidiaries entered into agreements with various financial institutions, under which we collateralized certain receivables for borrowings. The agreements provide for borrowings of up to $11.2 million, depending upon the level of eligible receivables. As of December 31, 2005 and 2004, $6.1 million and $5.3 million, respectively was outstanding and included in revolver and other current debt in the consolidated balance sheets. The weighted average interest rate as of December 31, 2005 and 2004 was approximately 3.6% and 3.3%, respectively.

The remainder of other current debt consists primarily of overdraft coverage and revolving credit lines by certain of our foreign subsidiaries that are payable in the subsidiaries’ local currency. These lines primarily support short-term borrowing needs of our foreign subsidiaries. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. The Company’s foreign subsidiaries have approximately $4.2 million and $6.9 million of available unused overdraft coverage and revolving credit lines to provide additional liquidity as of December 31, 2005 and 2004, respectively.

Note 6. Income Taxes

Components of Pretax Income (Loss)

For financial reporting purposes, income (loss) before income taxes and minority interest includes the following components for the years ended December 31:

	2005	2004	2003
		(As restated)	(As restated)
United States	$16,587	$9,920	$(7,884)
Foreign	(10,919)	(22,904)	5,565
Total	$5,668	$(12,984)	$(2,319)

Provision for Income Tax Expense

The components of the provision for income tax expense were comprised of the following for the years ended December 31:

	2005	2004	2003
		(As restated)	(As restated)
Current:
Federal	$—	$—	$—
Foreign	7,181	5,383	3,932
State	2	207	430
	7,183	5,590	4,362

Deferred:
Federal	—	10,929	—
Foreign	(6,541)	(1,787)	427
State	—	—	—
	(6,541)	9,142	427

Provision for income tax expense	$642	$14,732	$4,789

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

Deferred Tax Assets and Liabilities

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our consolidated balance sheets at December 31:

	2005	2004
		(As restated)
Deferred tax assets:
Accrued compensation and other liabilities	$4,717	$7,652
Goodwill	44,082	54,221
Net operating loss and other credit carryforwards	41,032	33,694
Net operating loss carryforwards related to international operations	28,396	27,076
Depreciation timing differences	15,867	12,534
Total deferred tax assets	134,094	135,177
Valuation allowance	(126,219)	(132,566)
Net deferred tax assets	7,875	2,611

Deferred tax liabilities:
Leased assets and depreciation	—	205
Other	—	678
Total deferred tax liabilities	—	883

Net deferred tax assets	$7,875	$1,728

Based upon our current and historical earnings, management believes that it is more likely than not that we will generate sufficient taxable income to fully realize the benefits of our recorded net deferred tax assets as of December 31, 2005.

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

During the third quarter of 2005, we determined that it is more likely than not that we will realize the full benefit of deferred tax assets in certain jurisdictions. Consequently, we recorded a decrease to the existing valuation allowance resulting in non-cash tax benefit of approximately $5.8 million.

During the fourth quarter of 2004, we determined that it is more likely than not that we will not realize the full benefit of deferred tax assets in certain other jurisdictions. Consequently, we recorded an increase to the existing valuation allowance resulting in non-cash tax expense of approximately $10.9 million. This increase was partially offset by the reversal of $0.8 million of valuation allowance associated with deferred tax assets in certain of our foreign jurisdictions reflecting foreign net operating losses and other credit carryforwards that are expected to be utilized.

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

Net Operating Loss and Alternative Minimum Tax Credit Carryforwards

At December 31, 2005, we had approximately:

•            $135.8 million in U.S. Federal net operating loss carryforwards, which expire between 2020 and 2025,

•            $94.5 million in foreign net operating loss carryforwards, of which $21.6 million expire between 2006 and 2016 and $72.9 million can be carried forward indefinitely,

•            $0.5 million of U.S. Federal general business credit carryforwards, which expire between 2008 and 2012, and

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

Reconciliation of Reported Income Tax Expense (Benefit) to Expected Income Tax Expense (Benefit)

The following table shows the reconciliation between income tax expense reported in our consolidated statements of operations and the income tax expense (benefit) that would have resulted from applying the U.S. Federal income tax rate of 35% to pretax income (loss) for the years ended December 31:

	2005	2004	2003
		(As restated)	(As restated)
Expected Federal income tax expense (benefit)	$1,984	$(4,544)	$(381)
State taxes, net of Federal effect	10	213	39
Impact of foreign operations	4,390	1,341	263
Impact of goodwill impairment	—	2,684	—
Valuation allowance	(5,722)	14,552	4,903
Other	(20)	486	(35)
Total	$642	$14,732	$4,789

Other Tax Matters

As a result of our restatement of our prior year financial statements, we have identified technical errors in the filings of our US federal tax returns for fiscal years 2001 through 2003 and a related accounting error. We have requested private letter rulings from the Internal Revenue Service, which would permit us to correct the technical errors. We expect to receive favorable rulings from the IRS. Therefore, no tax provision has been recorded related to this matter. However, there can be no assurance that the IRS will grant any such rulings or, if such rulings are granted, when they will be received. We have determined that certain tax deductions previously taken on the 2001 US federal tax return would not be allowed after the technical errors are corrected. Accordingly, we have reduced our US NOL carryforward by $2.4 million and related deferred tax assets and valuation allowance by $1 million for all periods presented.

In August 2006, our subsidiary in Brazil received an assessment from the Brazilian Federal Revenue Service for the tax years 2001 through 2003. We believe certain technical aspects of the assessment are without merit and have received an opinion from our external Brazilian counsel that it is probable that we will be successful in appealing the assessment. Therefore, no tax provision has been recorded related to this assessment. However, there can be no assurance that we will not have to pay the assessment and further penalties and interest or some portion thereof in the future.

Note 7. Lease Obligations

Capital Leases

We are obligated under various capital leases for property and certain equipment that expire at various dates through 2015. At December 31, 2005, our future minimum payments under capital leases were as follows:

Minimum
Year	Lease Payments
2006	$2,919
2007	2,175
2008	1,299
2009	771
2010	744
Thereafter	3,220
11,128
Amount representing interest	(1,836)
Net	$9,292

Operating Leases

We also lease property and certain equipment under non-cancelable operating lease arrangements, which expire at various dates through 2018. Certain leases of real property provide options to extend the lease terms. We recognize rent holidays and rent escalations on a straight-line basis over the lease term; and landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease. Rent expense was approximately $39.6 million, $34.0 million, and $29.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, our future minimum payments under operating leases, net of sublease proceeds, were as follows:

	Minimum	Sublease	Net Lease
Year	Lease Payments	Proceeds	Commitments
2006	$36,311	$(527)	$35,784
2007	23,704	(412)	23,292
2008	16,221	(175)	16,046
2009	10,911	—	10,911
2010	4,585	—	4,585
Thereafter	17,445	—	17,445
Total	$109,177	$(1,114)	$108,063

Note 8. Stock-Based Compensation

Stock Options

The 1999 Stock Incentive Plan (1999 Plan) provides for the granting of various types of incentive awards (including incentive stock options, nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the issuance of up to an aggregate of 10,500,000 shares of common stock to our employees, consultants and non-employee directors.

Vesting terms vary with each grant, generally straight-line in average of one to five years, and option terms may not exceed ten years. Option prices, set by the Compensation Committee of the Board of Directors, may not be less than the fair market value at date of grant for incentive stock options or less than par value for nonqualified stock options.

At December 31, 2005, there were approximately 6.0 million shares available for issuance pursuant to future grants under the 1999 Plan.

Prior to the adoption of the 1999 Plan, we granted options under several different plans. As of December 31, 2005, options granted under these plans aggregating 2.1 million remained outstanding. The last of these options will expire on February 1, 2009. We granted these options at prices ranging from $2.41 to $19.50. We will not grant additional options under these plans.

The following table sets forth shares subject to options:

		Weighted-Average
	Number	Exercise
	of Options	Price per Share

Balance, January 1, 2003	8,805,281	$3.83
Granted	809,563	1.48
Exercised	(4,704)	2.41
Canceled	(1,859,750)	3.54
Balance, December 31, 2003	7,750,390	3.67
Granted	332,924	3.21
Exercised	(65,494)	2.22
Canceled	(1,209,084)	3.52
Balance, December 31, 2004	6,808,736	3.68
Granted	80,000	2.04
Exercised	(324,100)	2.65
Canceled	(770,338)	3.49
Balance, December 31, 2005	5,794,298	$3.63

The options exercisable at the end of each period were:

		Weighted-Average
	Number	Exercise
	of Options	Price per Share

December 31, 2003	3,175,457	$4.61
December 31, 2004	3,716,345	$4.28
December 31, 2005	3,440,369	$4.13

The following table summarizes stock options outstanding at December 31, 2005:

		Weighted-Average	Weighted-Average
Range of	Number	Remaining	Exercise
Exercise Prices	Outstanding	Life	Price

$1.24 to $1.75	728,465	7.1956	$1.58
$1.76 to $4.00	3,842,774	4.319	$3.10
$4.01 to $6.33	649,742	3.2728	$4.85
$6.34 to $7.22	392,917	3.8153	$6.70
$7.23 to $12.66	120,400	2.1286	$9.76
$12.67 to $20.00	60,000	1.2468	$17.35

The following table summarizes stock options exercisable at December 31, 2005:

		Weighted-Average
Range of	Number	Exercise
Exercise Prices	Exercisable	Price

$1.24 to $1.75	433,422	$1.59
$1.76 to $4.00	1,784,288	$3.09
$4.01 to $6.33	649,742	$4.85
$6.34 to $7.22	392,917	$6.70
$7.23 to $12.66	120,000	$9.75
$12.67 to $20.00	60,000	$17.35

Employee Stock Purchase Plan (ESPP)

During 1998, we implemented an ESPP that enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. We have not recognized any compensation expense in connection with this plan. Total purchases and shares purchased under the ESPP were $0.1 million and 38,322 shares for 2005, $0.1 million and 44,354 shares for 2004, and $0.1 million and 93,858 shares for 2003.

Note 9. Benefit Plans

We sponsor a 401(k) plan, which covers substantially all domestic employees who are 18 years of age with 6 months or more of service. Participants may elect to contribute 1% to 20% of compensation. We may elect to make a year-end contribution to the 401(k) plan. We did not contribute to the plan in 2005, 2004, or 2003.

We also make contributions to certain executive and other employee personal retirement programs, primarily in Europe. We contributed $1.0 million, $1.4 million, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We also sponsored a deferred compensation plan for certain executive employees who elected to contribute to the plan. On December 10, 2004, we amended the deferred compensation plan in order to address certain requirements under new U.S. legislation concerning deferred compensation arrangements. The Executive Wealth Accumulation Plan, which permits certain U.S. executive employees to defer part of their salary and part or all of their incentive compensation, was frozen and no further contributions to the plan were permitted after December 31, 2004. We subsequently terminated the plan effective January 1, 2005, primarily because of the new U.S. legislation affecting the plan and current limited participation in the plan. Participants’ deferred compensation account balances were paid out March 4, 2005. We did not contribute to the plan in 2005, 2004, or 2003.

Note 10. Segment Data

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

Revenue is primarily attributed to countries based upon the location where the services are performed. The following table summarizes our revenue by geographic area for the years ended December 31:

	2005	2004	2003
		(As restated)	(As restated)
Revenue:
United States	$507,566	$437,342	$407,785
Spain	137,566	114,511	84,409
Other foreign countries	392,047	404,282	353,893
Total revenue	$1,037,179	$956,135	$846,087

The following table summarizes our long-lived assets by geographic area as of December 31:

	2005	2004
		(As restated)
Long-lived assets:*
United States	$62,035	$57,759
Spain	16,353	18,186
Other foreign countries	69,746	83,117
Total long-lived assets	$148,134	$159,062

*Amounts exclude long-term deferred tax assets

Major Clients

The combined total revenue of multiple independently managed business units of General Motors Corporation with operations primarily in the United States was 11.3%, 14.9% and 21.2 % of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Our primary contract with General Motors expired in December 2005. Hewlett-Packard Company business units were responsible for 11.6% and 11.3% of our revenue for the year ended December 31, 2005 and 2004. We did not have any other clients under common control that generated more than 10% of our revenue for the years presented.

Note 11. Contingencies

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

On March 1, 2006, we contacted the U.S. Securities and Exchange Commission Enforcement Division and reported that we had identified accounting and other irregularities in our Brazil subsidiary that raised the possibility of violations of the U.S. Foreign Corrupt Practices Act. We completed an internal investigation into these irregularities, with the assistance of independent outside counsel in Brazil. The investigation did not reveal any prior involvement or knowledge regarding the irregularities by any officer or director of the Company. We have taken and are taking remedial actions. We restated our financial statements for the years ended December 31, 2001 through 2004 and for the quarters ended March 31, June 30, and September 30, 2005 as a result of errors in the prior financial statements identified as a result of the investigation. We reported to the SEC on the results of the internal investigation and is responding to the SEC’s requests for further information. We cannot predict the ultimate outcome of the ongoing discussions with the SEC. The outcome could include the institution of administrative or civil injunctive proceedings involving the Company and/or current or former Company employees, officers and/or directors, the imposition of fines and other penalties, remedies and/or sanctions and/or a referral to other governmental agencies.

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

Note 12. Asset Impairment and Restructuring Expenses

We summarize the components of the restructuring charges that we recorded as asset impairment and restructuring expenses in the following table:

		Facility
		Closure or	Grant
	Severance	Reduction	Reimbursement	Other	Total

January 1, 2003	$0.3	$6.4	$—	$0.3	$7.0
Expensed	—	2.6	—	—	2.6
Paid	—	(3.0)	—	(0.3)	(3.3)
Other	(0.2)	0.5	—	—	0.3
December 31, 2003	0.1	6.5	—	—	6.6
Expensed	5.3	2.6	—	—	7.9
Paid	(1.2)	(3.5)	—	—	(4.7)
Other	—	0.3	—	—	0.3
December 31, 2004	4.2	5.9	—	—	10.1
Expensed	4.5	1.9	3.5	—	9.9
Reversed	—	(3.3)	—	—	(3.3)
Paid	(7.1)	(1.9)	—	—	(9.0)
Other	(0.1)	(0.4)	—	—	(0.5)
December 31, 2005	$1.5	$2.2	$3.5	$—	$7.2

Other includes the impact of foreign currency translation. Items charged to the accrual during 2005, 2004 and 2003 were cash items.

At December 31, 2005, of the $7.2 million of unpaid liabilities, $0.1 million is classified as long-term in other liabilities and $7.1 million is classified as short-term in accrued operating expense in the accompanying consolidated balance sheet. Of the $10.1 million of unpaid liabilities at December 31, 2004, $3.3 million is classified as long-term in other liabilities and $6.8 million is classified as short-term in accrued operating expenses in the accompanying consolidated balance sheets.

2005

On July 7, 2005, in continuation of the previously announced profit improvement plan, we committed to additional actions to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce. The additional actions included closing and consolidating certain facilities in Northern Europe and reducing net headcount by a total of approximately 40 employees through severance, in addition to 20 expected through attrition. We recorded restructuring expenses of $2.5 million for severance and $1.8 million for facility closures during the year ended December 31, 2005 as a result of these actions, in addition to $0.1 million for asset impairments.

As a result of the facility closures discussed above, we will no longer be able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.5 million during the year ended December 31, 2005, to establish a liability for the obligation to repay such amounts.

On December 28, 2005, we announced additional headcount reductions across the company to reduce our workforce. We recorded additional severance of approximately $1.3 million. In addition, during the year we recorded $0.7 million of severance expense as a result of previously announced actions.

During the year ended December 31, 2005, we decided to open previously closed leased facilities in North America to temporarily accommodate new business. In a prior year, we had recorded a restructuring liability for the future scheduled lease payments for the closed facilities. As a result of the decision to reopen the facilities, we reversed the remaining $3.3 million restructuring liability.

The following table summarizes these charges:

Description	2005
(in millions)
Cash charges:
Employee severance	$4.5
Grant Reimbursement	3.5
Facilities leases	(1.5)
Total cash charges	6.5
Non-cash charges:
Goodwill impairment	—
Fixed asset disposals	0.1
Total non-cash charges	0.1
Total	$6.6

2004

On December 3, 2004, we committed to a restructuring plan to reduce ongoing operating expenses, consolidate facilities, and reduce our workforce as a part of an announced profit improvement plan. The plan included closing certain facilities in North America and Europe and reducing headcount by a total of approximately 170 employees throughout the Company. The plan also included disposing of certain capital equipment.

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

Note 13. Shareholder Rights Plan

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

2005 Quarterly Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As restated)	(As restated)	(As restated)
	(in thousands, except per share amounts)

Revenue	$250,892	$251,810	$244,042	$290,435
Operating income (loss)	5,323	7,001	(899)	7,060
Net income (loss)	548	2,572	(1,923)	1,577

Income per common share:
Basic	$0.01	$0.03	$(0.03)	$0.02
Diluted	$0.01	$0.03	$(0.03)	$0.02

The second quarter results include a net benefit of $2.6 million primarily from the reversal of a restrucuturing liability for a previously closed leased facility. Third quarter results include $4.6 million of asset impairment and restructuring charges as discussed in Note 12, and $5.8 million of benefit from the release of a valuation allowance associated with deferred tax assets as discussed in Note 6. Fourth quarter results include an additional $4.6 million of of asset impairment and restructuring charges as discussed in Note 12.

2004 Quarterly Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As restated)	(As restated)	(As restated)	(As restated)
	(in thousands, except per share amounts)

Revenue	$244,027	$239,897	$229,393	$242,818
Operating income (loss)	9,610	7,050	835	(17,358)
Net income (loss)	4,084	2,230	(2,295)	(32,459)

Income per common share:
Basic	$0.06	$0.03	$(0.03)	$(0.44)
Diluted	$0.06	$0.03	$(0.03)	$(0.44)

Fourth quarter results include $17.0 million of asset impairment and restructuring charges, including $7.7 million of goodwill impairment, as discussed in Note 12, and $10.9 million of charges related to the increase in the deferred tax valuation allowance, as discussed in Note 6.

The sum of the quarterly amounts may not equal the totals for the year due to the effects of rounding.

Note 15. Subsequent Events

On April 12, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions. For the settlement, SITEL received a payment of $5.0 million in April of 2006 and will receive an additional $1 million in installments during the second half of 2006. As a result of the settlement, we will record a $6.0 million gain in 2006.

REPORT OF INDEPENDENT AUDITORS

Mexico City, August 21, 2006

To the stockholders of
Grupo Sitel de México, S. A. de C. V.

We have audited the accompanying consolidated balance sheets of Grupo Sitel de México, S. A. de C. V. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), of changes in stockholders’ equity and of changes in financial position for each of the three years in the period ended December 31, 2005, all expressed in Mexican pesos of purchasing power of December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated statements in accordance with generally accepted auditing standards in Mexico and with generally accepted auditing standards in United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and that they were prepared in accordance with accounting principles generally accepted in Mexico. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grupo Sitel de México, S. A. de C. V. and subsidiary as of December 31, 2005 and 2004, and the results of their operations, the change in their stockholders’ equity and the changes in their financial position for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in Mexico.

Accounting principles generally accepted in Mexico vary in certain significant respects from accounting principles generally accepted in the United States of America (U.S. GAAP). The application of the latter would have affected the determination of consolidated net income for each of the two years in the period ended December 31, 2005 and the determination of consolidated stockholders’ equity at December 31, 2005 and 2004 to the extent summarized in Note 14 to the consolidated financial statements.

PricewaterhouseCoopers

/s/ José Carlos del Castillo Díaz

Audit Partner

GRUPO SITEL DE MÉXICO, S. A. DE C. V. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Mexican pesos (Ps) of December 31, 2005 purchasing power

	December 31,
	2005	2004
Assets

CURRENT ASSETS:
Cash and cash equivalents	Ps 30,732,993	Ps 26,427,212
Accounts receivable - Net (Note 4)	90,321,805	84,515,892
Refundable taxes (Note 4)	13,362,969	2,915,192
Related parties (Note 5)	21,362,134	23,544,854
Other assets	1,397,747	1,324,354

Total current assets	157,177,648	138,727,504

FURNITURE AND EQUIPMENT, LEASEHOLD IMPROVEMENTS AND LICENCES - Net (Note 6)	69,783,611	60,994,779

Total assets	Ps 226,961,259	Ps 199,722,283

Liabilities and stockholders’ equity

CURRENT LIABILITIES:
Related parties (Note 5)	Ps 12,751,483	Ps 19,636,190
Suppliers	6,377,257	9,268,427
Accrued expenses (Note 7)	30,013,496	21,689,532
Short-term leases liability (Note 8)	5,974,951
Taxes payable	10,567,493	9,992,467

Total current liabilities	65,684,680	60,586,616

LONG-TERM LIABILITIES:
Leases liability (Note 8)	9,074,964
Deferred income tax (Note 10)	10,278,410	7,238,120

Total long-term liabilities	19,353,374	7,238,120

Total liabilities	85,038,054	67,824,736

STOCKHOLDERS’ EQUITY (Note 9):
Capital stock	8,447,918	8,447,918
Share premium	44,247,697	44,247,697
Contribution for future capital stock increase	57,262,423	57,262,423
Retained earnings	43,615,567	24,716,209

Other comprehensive income
Cumulative deferred income tax	2,494,432	2,494,432
Cumulative translation adjustment	(3,486,667)	5,187,942
Deficit in the restatement of capital	(12,271,764)	(12,271,764)

Total majority interest	140,309,606	130,084,857

Minority interest	1,613,599	1,812,690

Total stockholders’ equity	141,923,205	131,897,547

CONTINGENCIES (Note 11)

Total liabilities and stockholders’ equity	Ps 226,961,259	Ps 199,722,283

The accompanying fourteen Notes are an integral part of these financial statements.

GRUPO SITEL DE MÉXICO, S. A. DE C. V. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Mexican pesos (Ps) of December 31, 2005 purchasing power

	Years ended December 31,
	2005	2004	2003

Income from services	Ps 491,125,893	Ps 444,268,220	Ps 462,694,411

Direct labor costs and subcontracted service labor cost	(266,515,928)	(236,524,019)	(181,284,987)
Direct telecommunications costs	(39,662,359)	(42,756,978)	(29,459,149)
Third-party subcontracted services and other direct expenses	(36,762,301)	(15,727,746)	(28,764,317)

Gross profit	148,185,305	149,259,477	223,185,958

Operating, selling and administrative expenses	(115,162,965)	(112,675,254)	(205,263,676)

Operating income	33,022,340	36,584,223	17,922,282

Other expenses - Net	(1,258,113)	(763,526)	(2,309,193)

	31,764,227	35,820,697	15,613,089

Comprehensive financing cost:
Interest earned - Net	2,004,038	2,455,643	3,130,733
Exchange loss - Net	(27,186)	(80,849)
Loss on net monetary position	(3,907,540)	(2,877,253)	(6,139,960)

Comprehensive financing cost - Net	(1,930,688)	(502,459)	(3,009,227)

Income before taxes	29,833,539	35,318,238	12,603,862

Income tax (Note 10):
Current	(7,496,593)	(11,463,997)	(8,251,318)
Deferred	(3,040,290)	(48,192)	(1,612,628)

	(10,536,883)	(11,512,189)	(9,863,946)

Income before equity in net income of subsidiary	19,296,656	23,806,049	2,739,916

Equity in net income of subsidiary and net effect on diluted capital of subsidiary			(2,772,882)

Net consolidated income (loss) for the year	Ps 19,296,656	Ps 23,806,049	Ps (32,966)

Distribution of net consolidated income (loss) for the year:
Majority participation	Ps 18,899,358	Ps 23,894,303	Ps 33,572
Minority interest	397,298	(88,254)	(66,538)

Net consolidated income (loss) for the year	Ps 19,296,656	Ps 23,806,049	Ps (32,966)

The accompanying fourteen Notes are an integral part of these financial statements.

GRUPO SITEL DE MÉXICO, S. A. DE C. V. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

(Note 9)

Mexican pesos (Ps) of December 31, 2005 purchasing power

			Contributions		Other comprehensive income
			for future		Cumulative	Cumulative	Deficit in the	Total
	Capital	Share	capital stock	Retained	deferred	translation	restatement	majority	Minority
	stock	premium	increase	earnings	income tax	adjustment	of capital	interest	interest	Total
Balances at January 1, 2003	Ps 12,213,817	Ps 42,560,088	Ps 82,672,074	Ps 23,882,701	Ps 2,494,432	Ps (827,874)	Ps (19,266,656)	Ps 143,728,582	Ps 1,515,027	Ps 145,243,609
Net movement in the minority interest									328,210	328,210
Comprehensive income for the year				33,572		5,071,148		5,104,720	(66,538)	5,038,182

Balances at December 31, 2003	12,213,817	42,560,088	82,672,074	23,916,273	2,494,432	4,243,274	(19,266,656)	148,833,302	1,776,699	150,610,001

Reclassification to liabilities from contributions for future capital stock increases			(82,672,074)					(82,672,074)		(82,672,074)
Dividends paid				(19,533,401)				(19,533,401)		(19,533,401)
Decrease in capital stock	(6,219,000)	(21,670,638)		(3,560,966)			4,850,804	(26,599,800)		(26,599,800)
Increase in capital stock	2,453,101	23,358,247						25,811,348		25,811,348
Increase in contributions for future capital stock increases			57,262,423					57,262,423		57,262,423
Net movement in the minority interest									124,245	124,245
Comprehensive income for the year				23,894,303		944,668	2,144,088	26,983,059	(88,254)	26,894,805

Balances at December 31, 2004	8,447,918	44,247,697	57,262,423	24,716,209	2,494,432	5,187,942	(12,271,764)	130,084,857	1,812,690	131,897,547

Net movement in the minority interest									(596,389)	(596,389)
Comprehensive income for the year				18,899,358		(8,674,609)		10,224,749	397,298	10,622,047

Balances at December 31, 2005	Ps 8,447,918	Ps 44,247,697	Ps 57,262,423	Ps 43,615,567	Ps 2,494,432	Ps (3,486,667)	Ps (12,271,764)	Ps 140,309,606	Ps 1,613,599	Ps 141,923,205

The accompanying fourteen Notes are an integral part of these financial statements.

GRUPO SITEL DE MÉXICO, S. A. DE C. V. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

Mexican pesos (Ps) of December 31, 2005 purchasing power

	Years ended December 31,
Operation:	2005	2004	2003

Net consolidated income (loss) for the year	Ps 19,296,656	Ps 23,806,049	Ps (32,966)
Charges (credits) to income (loss) not affecting resources:
Depreciation and amortization	10,556,654	8,876,211	8,573,571
Deferred income tax	3,040,290	48,192	1,612,628
Equity in net income of subsidiary and net effect on diluted capital of subsidiary			2,772,882
Net variation in working capital except cash and cash equivalents	(12,206,076)	(18,520,331)	25,302,193

Resources provided by operating activities	20,687,524	14,210,121	38,228,308

Financing:

Dividends declared		(19,533,401)
Net increase and decrease in capital stock		(22,985,102)

Resources used in financing activities		(42,518,503)

Investment:

Resources used in investment activities for acquisition of fixed assets - Net	(16,381,743)	(11,090,912)	(10,364,028)

Increase (decrease) in cash and cash equivalents	4,305,781	(39,399,294)	27,864,280

Cash and cash equivalents at the beginning of the year	26,427,212	65,826,506	37,962,226

Cash and cash equivalents at the end of the year	Ps 30,732,993	Ps 26,427,212	Ps 65,826,506

The accompanying fourteen Notes are an integral part of these financial statements.

GRUPO SITEL DE MÉXICO, S. A. DE C. V. AND SUBSIDIARY

(subsidiary of Comercializadora Tlmarketing, S. A. de C. V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

(Mexican pesos (Ps) of December 31, 2005 purchasing power, except exchange rates)

Note 1. Activity of the Company

Grupo Sitel de México, S. A. de C. V. (the Company) was incorporated on August 17, 1995, the main activity of the Company is to render telemarketing services.

The Company is a subsidiary of Comercializadora Tlmarketing, S. A. de C. V., who holds 51% of the capital stock. The ultimate parent company is Corporación Interamericana de Entretenimiento, S. A. de C. V. (CIE).

The Company has no employees, and all operative and administrative services are provided by related parties.

As a result of a corporate reorganization, on October 1, 2003 the investment in shares of the subsidiary in Panamá was diluted to 1%, through the increase of capital by another stockholder. The Company refused its subscription preferred rights. Additionally, on October 31, 2003, the Company sold its remaining interest in Panamá for Ps56,553. The Company recognized net losses for Ps2,772,882 in the statement of income of 2003. Until September 30, 2003, the Company recorded under the equity method, the investment in shares of this subsidiary.

Note 2. Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in Mexico (“Mexican GAAP”) and are stated in Mexican pesos of December 31, 2005 purchasing power. A reconciliation from Mexican GAAP to United States generally accepted accounting principles (“U.S. GAAP”) is included in Note 14.

Principles of consolidation

Consolidated Financial Statements include the financial statements of the Company and its subsidiary. The Company uses the consolidation method when the Company can exercise control over the operations and policies of a company.  The Company uses the equity method to report investments where the Company can exercise significant influence, but cannot exercise control, over the invitee’s operations and policies, which is generally in situations where the Company holds a 20% to 50% voting interest. The Company uses the cost method if it holds less than a 20% voting interest in an investment and cannot exercise significant influence over the invitee’s operations and policies. All intercompany transactions and accounts have been eliminated and net earnings were reduced by the portion of the net earnings of subsidiaries applicable to minority interests.

The Company holds 94% of the capital stock of Sitel de Colombia, S. A.  The main activity of the subsidiary is to render telemarketing services.

Use of estimates

The preparation of the financial statements in conformity Mexican with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, and reported amounts of revenues, costs and expenses for the reporting years.  Actual results could differ from those estimates

Foreign currency translation

Financial statements of foreign subsidiary have been restated to recognize the effects of inflation and translated to Mexican pesos of constant purchasing power as of December 31, 2005, as follows:

•                  Financial statements are restated to year-end constant local currencies following the provisions of Bulletin B-15, applying the National Consumer Price Index (“NCPI”) of the foreign country, which reflects the change in purchasing power of the local currency in which the subsidiary operates and are subsequently adjusted to Mexican GAAP and converted to Mexican pesos at the rate of exchange in effect at the close of the year end.

•                  Assets, liabilities, income and expenses are translated to Mexican pesos applying the exchange rate in effect at each period end.  Stockholders’ equity balances were translated by applying the exchange rates in effect at the dates in which the contributions were made and the income was generated.  The effects of translation were recognized as a component of equity entitled “Cumulative Translation Adjustments”.

Recognition of the effects of inflation

The result on net monetary position represents losses due to inflation changes, measured by NCPI factors, on the years’ net monthly monetary assets and liabilities, stated in Mexican pesos of purchasing power as of the most recent balance sheet date. Inflation rates were 3.33% in 2005 and 5.19% in 2004.

Revenue recognition

The Company recognizes revenue in accordance with applicable accounting standards in Mexico.  The Company recognizes revenue at the time services are performed based on the rate detailed in the client contract, such as hourly, monthly, per call or per employee.  A portion of our revenue is often subject to performance standards, such as sales per hour, average handle time, occupancy rate and abandonment rate.  The Company performance against such standards may result in incentives or penalties, which are recognized as earned or incurred. Revenue for services performed under certain collection service agreements are recognized as the related consumer debts are collected and are calculated based upon a percentage of cash collected or other agreed upon contractual parameters.

Cash equivalents

The Company has defined cash equivalents as short-term, highly liquid investments that are readily convertible to amounts of cash with original maturities of three months or less.

Furniture and equipment, leasehold improvements and licenses

Furniture and equipment, leasehold improvements and licenses are expressed at their restated value, by applying factors derived from the NCPI to their acquisition cost. Other intangible assets (software licenses) are recognized in the balance sheet provided they are identifiable, provide expected economic benefits and the Company has control over such benefits.

Maintenance and repairs are expensed as incurred.  Costs of major replacements and improvements are capitalized.  When assets are retired, sold or otherwise disposed of, the restated value and accumulated depreciation are removed from the appropriate accounts and any resulting gain or loss is included in “Other expenses, net”.

Depreciation is calculated by the straight-line method on both the acquisition cost and restatement increments. Annual depreciation rates of the assets are as follows:

Annual depreciation
rate (%)
Computer equipment	30
Telephony equipment	10
Furniture and equipment	10
Leasehold improvements	5
Licenses	15
Peripheral equipment	30
Transportation equipment	20
Radio equipment	10

Impairment of long lived assets

Effective January 1, 2004, the Company adopted the provisions of Bulletin C-15 “Impairment in the Value of Long-lived Assets and their Disposition” of Mexican GAAP.  Bulletin C-15 establishes the criteria for the identification of certain evidence of a potential impairment of long-lived assets, tangible and intangible.  Additionally, Bulletin C-15 provides guidelines for the computation and recognition of impairment losses and their reversal, as well as the requirements for their disclosure and presentation.

As a result of the application of Bulletin C-15, the Company performs impairment tests for its furniture and equipment and no impairment effect was determined as of December 31, 2005 and 2004.

Fair value of assets held for use is determined using the higher between the discounted net cash flows expected from the assets and the market price; an impairment loss is recorded to the extent that the net book value exceeds the fair value of the assets.  Market price is determined using market values or transactions with similar assets less costs to sell.

Fair value of assets to be disposed of is determined using the lower between book value and market price; an impairment loss is recognized for the excess of book value over market price.  These assets are subsequently restated using NCPI factors and are no longer depreciated or amortized.

Provisions

Liabilities and provisions for liabilities represent present obligations of the Company with a probable requirement to pay those obligations in cash.  The provisions have been recorded based on the best reasonable estimation by management of the present payment obligation; however, actual results could differ from recorded provisions.

Deferred income taxes

The Company recognizes in income the expense or earning from deferred income tax for all temporary differences arising between the carrying values for financial reporting and tax values of assets and liabilities that are expected to reverse in the future.  Valuation allowances are provided if based upon the weight of available evidence it is more likely than not that some or all the deferred tax assets will not be realizable.

Stockholders’ equity

The different components of the stockholders’ equity represents the value of those items in terms of purchasing power of the Mexican peso as of the most recent balance sheet date, and are determined by applying factors derived from the NCPI to the historical values.

Share premium represents the excess of payments for shares subscribed over their par value, and is restated by applying NCPI factors.

Deficit in the restatement of capital represents the initial accrued result on monetary position and the result of holding non-monetary assets (fixed assets) stated in Mexican pesos of purchasing power as of the most recent balance sheet date.

Foreign currency transactions

Transactions in foreign currencies are recorded at the rates of exchange prevailing on the dates they are entered into and/or settled.  Assets and liabilities denominated in these currencies are stated in the Mexican peso equivalents resulting from applying the exchange rates prevailing on the balance sheet dates.  The differences arising from fluctuations in the exchange rates between the dates on which transaction are entered into and those on which they are settled, or the balance sheet date, are charged or credited to income.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) for the year, plus the translation adjustment arising in connection with foreign subsidiary, and items required by Mexican GAAP to be reflected in stockholders’ equity but which do not constitute capital contributions, reductions or distribution. It is restated on the basis of NCPI factors.

Reclassifications

The Company has reclassified certain prior-period amounts for comparative purposes. These reclassifications did not affect consolidated net loss for the periods presented.

Note 3. Foreign Currency Position

As of December 31, 2005 and 2004, the Company holds certain assets and liabilities in foreign currency, mainly Colombian Pesos, converted at the exchange rate issued by Banco de México of Ps10.6344 and Ps11.1495 per $1 dollar (Dls), respectively, as follows:

	December 31,
	2005	2004

Assets	Dls. 5,737,663	Dls. 3,737,701
Liabilities	(2,015,078)	(1,146,343)

Net position	Dls. 3,722,585	Dls. 2,591,358

Note 4. Accounts Receivable and Refundable Taxes

Accounts receivable - net are comprised of the following:

	December 31,
	2005	2004

Customers	Ps 91,013,413	Ps 82,265,211
Other accounts receivable	607,226	3,605,641

	91,620,639	85,870,852
Allowance for doubtful accounts	(1,298,834)	(1,354,960)

	Ps 90,321,805	Ps 84,515,892

Refundable taxes are comprised of the following:

December 31,
	2005	2004

Value-added tax		Ps 2,915,192
Income tax paid in excess	Ps 13,362,969

	Ps 13,362,969	Ps 2,915,192

The Company made several income taxes advance payments during 2005 based on prior year taxable income, which at year end were higher than payable annual income tax. As a result the Company had a receivable balance with tax authorities at December 31, 2005.

Note 5. Analysis of Transactions and Balances with Related Parties

a.        Transactions with related parties, for the three years ended December 31, carried out in the ordinary course of business, were as shown below:

	Year ended December 31,
Income:	2005	2004	2003

Telemarketing services	Ps 314,988	Ps 628,494	Ps 1,369,901
Other income	571,522	290,855	382,605
Interest earned	1,308,630	1,514,151	198,056

	Year ended December 31,
Expenses:	2005	2004	2003

Administrative services (1)	Ps 213,970,317	Ps 202,184,641	Ps 167,072,989
Building leases	5,498,983	4,918,533	3,334,688
Sponsors	7,231,216	10,660,525	8,121,812
Other expenses	183,900		5,264,303

b.  Accounts receivable and payable from related parties as of December 31, were as follows:

	December 31,
	2005	2004

Accounts receivable:

SITEL Panamá, S. A. (2)	Ps 62,595	Ps 3,747,109
Servicios Compartidos en Factor Humano, S. A. de C. V. (1)	19,053,691	19,186,250
Servicios Administrativos, División Comercial, S. A. de C. V. (1)	1,858,358
SITEL Brasil, S. A. (3)	328,677	356,072
Venta de Boletos por Computadora, S. A. de C. V. (4)		141,864
Other	58,813	113,559
	Ps 21,362,134	Ps 23,544,854

Accounts payable:

Make Pro, S. A. de C. V. (5)	Ps 2,831,545	Ps 6,255,193
Servicios Corporativos CIE, S. A. de C. V. (1)	3,365,276	4,934,706
Serinem México, S. A. de C. V. (1)	1,380,574	1,454,628
Corporación Interamericana de Entretenimiento, S. A. de C. V. (6)	1,246,352	1,532,366
Operadora de Centros de Espectáculos, S. A. de C. V. (7)	392,683	1,867,349
Servicios Administrativos, División Comercial, S. A. de C. V. (1)		1,692,392
SITEL Corporation (8)	851,989	2,165,006
SITEL Europe (8)		330,727
OCESA Anfiteatro, S. A. de C. V. (9)		298,430
Coordinación de Recursos Humanos, S. A. de C. V. (1)		8,321
	10,068,419	20,539,118
Labor liabilities (assets) with related parties - Net (1)	2,683,064	(902,928)

	Ps 12,751,483	Ps 19,636,190

(1)   Services companies that provide administrative and operative services to the companies of CIE. Retirement Obligations are comprised of the following as of December 31:

	December 31,
	2005	2004

Pensions	Ps 3,257,448	Ps 2,349,062
Post-retirement benefits	7,573,217	4,364,111
Post-employment benefits	2,256,415	1,701,557
Contributions made	(10,404,016)	(9,317,658)

	Ps 2,683,064	Ps (902,928)

The Company has no employees as all operative and administrative personnel services are provided by related parties. Per contractual clauses the Company needs to assume any expense generated by the personnel. Under Mexican GAAP the Company registers generic provisions related to the personnel in order to reflect these liabilities on a stand alone basis.

Administrative services are basically comprised of the salaries paid to personnel contracted through related parties.

(2)           SITEL Panamá renders telemarketing services in Panamá.

(3)           SITEL Brasil renders telemarketing services in Brazil.

(4)           Venta de Boletos por Computadora, S. A. de C. V., engaged of automated ticket sales in México.

(5)           Make Pro, S.A. de C.V., engaged of sales of advertising and sponsorship rights.

(6)    Corporación Interamericana de Entretenimiento, S. A. de C. V., parent company of CIE Group.

(7)           Operadora de Centros de Espectáculos, S. A. de C. V., engaged of the administration of entertainment venues and leases the facilities to the Company.

(8)           SITEL Corporation, Inc. and Sitel Europe render certain kind of administrative services.

(9)           OCESA Anfiteatro, S. A. de C. V., engaged of lease a portion of the facilities to the Company.

Note 6. Furniture and Equipment, Leasehold Improvements and Licenses

	December 31,
	2005	2004

Computer equipment (1)	Ps 70,390,417	Ps 55,438,057
Telephony equipment	19,197,504	19,486,272
Furniture and equipment	22,821,297	21,129,520
Leasehold improvements	18,877,444	15,195,414
Licenses	14,539,098	12,590,807
Peripheral equipment	6,510,665	6,244,859
Transportation equipment	401,294	431,616
Radio equipment	7,364	7,366

	152,745,083	130,523,911

Accumulated depreciation	(82,961,472)	(69,529,132)

	Ps 69,783,611	Ps 60,994,779

(1) Includes Ps15,049,915 of leases capitalization of computer equipment in 2005.

For the years ended December 31, 2005, 2004 and 2003, depreciation expense amounted to Ps.10,556,654, Ps.8,876,211 and 8,573,571, respectively.  Additionally, as of December 31, 2005 the financial group had no assets which are available for sale.

At December 31, 2005 and 2004 the Company had no furniture and equipment, leasehold improvements and licenses subject to mortgage indebtedness.

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2005	2004

Accrued wages	Ps 1,460,934	Ps 7,725,527
Accrued expenses	8,925,234	9,231,282
Other current liabilities	19,627,328	4,732,723

	Ps 30,013,496	Ps 21,689,532

Note 8. Commitments

During 2005 the Company entered into several capital leases for certain computer equipment that expire at various dates through 2009.  At December 31, 2005, the future minimum payments under capital leases contracts were as follows:

Minimum
Year	lease payments

2006	Ps 6,513,738
2007	6,513,738
2008	4,649,505
2009	92,057

17,769,038

Interest to be accrued	(2,719,123)

Ps 15,049,915

Note 9. Stockholders Equity

Capital stock

At December 31, 2005, the capital stock was represented by common nominative Shares with no par value, at a subscription price per share of Ps1.00, analyzed as follows:

Number of
shares	Description	Amount

24,500	Series “E”, Class I shares, representing the fixed minimum portion of the capital stock	Ps 24,500

25,500	Series “D”, Class I shares, representing the fixed minimum portion of the capital stock	25,500

2,174,831	Series “E”, Class II shares, representing the variable portion of the capital stock	2,174,831

2,263,599	Series “D”, Class II shares, representing the variable portion of the capital stock	2,263,599

4,488,430	Capital stock in historical Mexican pesos	4,488,430

	Restatement increase	3,959,488

	Capital stock in pesos of December 31, 2005 purchasing power	Ps 8,447,918

Dividends

Dividends paid are not subject to income tax if paid from the net tax profit account.  Any dividends paid in excess of this account are subject to income tax equivalent to 40.84% and 38.91% depending on whether paid in 2006 or 2007, respectively.  The income tax is payable by the Company and may be credited against its income tax in the same year or the following two years.  Dividends paid from previously taxed profits are not subject to tax withholding or additional tax payment.

At the February 16, 2004 general stockholders’ meeting, the stockholders decreed dividends in the amount of Ps19,533,401 (Ps18,082,936 in historical pesos), to be paid in cash by July 10, 2004, at the latest.

In the event of a capital reduction, any excess of stockholders’ equity over capital contributions, the latter restated in accordance with the provisions of the Income Tax Law, receives the same tax treatment as dividends.

Other equity transactions

On January 15, 2004, the Company agreed to reimburse contributions for future capital stock increases in the amount of Ps25,409,651 (Ps22,733,390 in historical pesos).

At the February 23, 2004 general stockholders’ meeting, the stockholders agreed to:

1.                                       Reduce the Company’s variable capital stock through cancellation of 2,263,599 ordinary nominative Class II, series “D” Shares, with a par value of Ps1.00 each.  This reimbursement was made through payment of Ps26,599,800 (Ps23,708,889 in historical pesos), at Ps10.47397932 reimbursement value per share, to be paid by October 16, 2004 at the latest.

The corresponding payment was made, irrespective of the par value of the cancelled shares, on the basis of the financial statements at January 31, 2004, which had been adjusted and restated in light of the dividends decreed at the February 16, 2004 stockholders’ meeting.

2.                                       Increase the Company’s variable capital stock by Ps2,453,101 (Ps2,289,099 in historical pesos) through issuance of 2,289,099 ordinary nominative Class II, Series “D” Shares, with a par value of Ps1.00, plus a premium on the subscription of shares required by the Company in the amount of Ps23,358,247 (Ps21,686,876 in historical pesos).

3.                                       Convert 25,500 ordinary nominative Class I, Series “D” Shares, with a par value of Ps1.00 each, representing the Company’s fixed capital stock, to 25,500 ordinary nominative Class II, Series “D” Shares, with a par value of Ps1.00 each, representing the Company’s variable capital stock.  It was also agreed to simultaneously convert 25,500 ordinary nominative Class I, Series “D” Shares, with a par value of Ps1.00 each, representing the Company’s variable capital stock, to 25,500 ordinary nominative Class I, Series “D” Shares with a par value of Ps1.00 each, representing the Company’s fixed capital stock.

In light of the fact that the approved Share conversions were conducted simultaneously, and involved the same number of Shares and the same amount of capital, the minimum fixed and variable portions were not changed in the Company’s by-laws.

4.                                       Reduce the Company’s variable capital stock through cancellation of 25,500 ordinary nominative Class II, Series “D” Shares, with a par value of Ps1.00 each.  This reimbursement was made through payment of Ps10.47397932 (Ps267,086 per share).

It was agreed, irrespective of the par value of the cancelled Shares, to make the corresponding payment on the basis of the financial statements at January 31, 2004, which had been adjusted and restated in light of the dividends decreed at the February 16, 2004 stockholders’ meeting.

Note 10. Income Tax and Assets Tax

Income tax and Asset tax

In 2005, 2004 and 2003 the Company and its subsidiary determined a tax profit of Ps23,288,406, Ps35,152,292 and Ps19,510,066 (in historical pesos), respectively.

In accordance with the applicable tax law, Mexican corporations must pay the higher of either income tax or asset tax (1.8%). Asset tax is determined on the average value of substantially all of the Company assets less certain liabilities. Payments of asset tax are recoverable against the excess of income tax over asset tax of the three prior years and the ten subsequent years.

At December 31, 2005 and 2004, the Company determined asset tax of Ps504,544 and Ps1,674,702, respectively, in historical pesos.  Asset tax determined in 2005 and 2004 was lower than income tax incurred; therefore, asset tax was credited against income tax.

Compose of provision for income tax expense

As a result of the change to the Mexican income tax law approved on November 13, 2004, the income tax rate will be of 29% and 28%, in 2006 and 2007, respectively.

The components of the provision for income tax expense were comprised of the following for the years ended December 31:

	December 31,
	2005	2004	2003

Current:
Mexico	(5,292,152)	(10,831,671)	(6,750,472)
Foreign	(2,204,441)	(632,326)	(1,500,846)

	Ps (7,496,593)	Ps (11,463,997)	Ps (8,251,318)

Deferred:
Mexico	(3,040,290)	(48,192)	(1,612,628)
Foreign	—	—	—

	Ps (3,040,290)	Ps (48,192)	Ps (1,612,628)

Provision for income tax expense	Ps (10,536,883)	Ps (11,512,189)	Ps (9,863,946)

Reconciliation of statutory and effective tax rate

Following is the reconciliation between the statutory and effective tax rates:

	December 31,
	2005	2004	2003

Statutory income tax rate	30%	33%	34%
Plus (less) effect of the following permanent differences:
Non-deductible expenses	2%	3%	8%
Net difference between the gain or loss on net monetary position and the inflationary component determined for tax purposes	1%	1%	—
Foreign tax credit and payments	2%	(4)%	36%

Effective income tax rate	35%	33%	78%

Compose of deferred income tax liability

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities that were reported in our consolidated balance sheets:

	December 31,
	2005	2004

Allowance for doubtful accounts	Ps 1,298,834	Ps 1,354,960
Provisions - Net	8,331,018	7,554,323
Advance payments received from clients		1,856,640
Fixed assets - Net	(15,736,722)	(13,603,832)
Prepaid expenses	(21,224,759)	(18,445,454)
Accounts receivable pending to be taxable	(8,111,165)	(2,843,704)

	(35,442,794)	(24,127,067)

Income tax rate	29%	30%

Deferred income tax liabilities	Ps (10,278,410)	Ps (7,238,120)

Note 11. Contingencies

Under the provisions of the Income Tax Law, parties carrying out operations with related parties resident in Mexico or abroad are subject to tax limitations and obligations as concern the determination of transfer prices, which must be similar to those negotiated with non-related parties in comparable operations.

If in the event of an official review of the prices involved, the tax authorities consider the amounts determined as a departure from the applicable legal provisions, aside from payment of the tax in question and the corresponding restatement and surcharges, the authorities could impose fines on omitted taxes, of up to 100% of the amount in question.

Note 12. New Accounting Standards

Beginning January 1, 2006, several Financial Reporting Standards (NIFS), issued by a new organization, the Mexican Financial Reporting Standards Board (CINIF, for its initials in Spanish) came into effect.  It is expected that these standards will not  have a significant effect on activities, or the financial situation of the Company.

Note 13. Concentration of Risk

Teléfonos de México, S. A. de C. V. and Banco Santander Serfin, S. A., business units were responsible for 42% and 13% in 2005 and 40% and 11% in 2004.  The Company did not have any other clients that had generated more than 10% of our income from services for the years presented.

Note 14. Differences between Mexican GAAP and U.S. GAAP

The Company’s consolidated financial statements are prepared in accordance with Mexican GAAP, which differ in certain significant respects from U.S. GAAP.  The Mexican GAAP consolidated financial statements include the effects of inflation as provided for under Bulletin B-10, including the Fifth Amendment to Bulletin B-10 and Bulletin B-15, whereas financial statements prepared under U.S. GAAP are presented on a historical cost basis.  These provisions of inflation accounting under Mexican GAAP do not meet the consistent reporting currency requirements of Regulation S-X.  The reconciliation does not include the reversal of other Mexican GAAP inflation accounting adjustments as they represent a comprehensive measure of the effects of price-level changes in the inflationary Mexican economy and, as such, are considered a more meaningful presentation than historical cost-based financial reporting for both Mexican and U.S. accounting purposes.

The principal differences, other than inflation accounting, between Mexican GAAP and U.S. GAAP and the effect on consolidated net income (loss) and consolidated stockholders’ equity are presented below, with an explanation of the adjustments.

Monetary figures in this Note are expressed in Mexican pesos (Ps) of December 31, 2005 purchasing power.

Reconciliation of stockholders’ equity:

	As of December 31,
	2005	2004

Stockholders’ equity under Mexican GAAP	Ps 141,923,205	Ps 131,897,547
U.S. GAAP adjustments:
Reclassification of future capital stock increases (see B)	(57,262,423)	(57,262,423)
Minority interest under Mexican GAAP (see C)	(1,613,599)	(1,812,690)

Stockholders’ equity under U.S. GAAP	Ps 83,047,183	Ps 72,822,434

Adjustments in the Stockholders’ equity section between U.S. GAAP and Mexican GAAP represent reclassifications with no impact to net income. Therefore, no net income reconciliation between both GAAPs is included.

A rollforward of the Company’s U.S. GAAP stockholders’ equity balance is shown as follows.

	As of December 31,
	2005	2004
Balance at the beginning of the year	Ps 72,822,434	Ps 66,161,228

Net consolidated majority income under Mexican and U.S. GAAP	18,899,358	23,894,303
Increase in capital		25,811,348
Decrease in capital		(26,599,800)
Dividends paid		(19,533,401)
Deficit in the restatement of capital		2,144,088
Other comprehensive loss	(8,674,609)	944,668

Balance at the end of the year	Ps 83,047,183	Ps 72,822,434

I. Explanation of reconciling items:

A. Effects of Bulletin B-15 Restatement:

As disclosed in Note 2, the Company adopted the provisions of Bulletin B-15, which allows the restatement of information for prior periods for comparison purposes to information of the most current period presented, based on a weighted average restatement factor that reflects the relative inflation and currency exchange movements of the countries in which the Company operates.  The restatement provisions of Bulletin B-15 do not meet the Regulation S-X requirement that the financial statements be stated in the same currency for all periods, because changes in foreign currency exchange rates are included in the restatement factor.  The U.S. GAAP adjustments to net income and stockholders’ equity reflecting the difference between restating these prior periods, including the U.S. GAAP adjustments, to December 31, 2005 constant pesos utilizing the Mexican NCPI and the weighted average restatement factor, are not deemed significant.

B. Reclassification of future stock increases:

Based on guidelines provided by Mexican GAAP standards, the Company registered within the equity section, contributions made by shareholders for future stock increases to be agreed by the Board of Directors.  These contributions were received during 2004.

Under U.S. GAAP and in accordance to FAS 150 ‘Accounting for Certain Instruments with Characteristics of Both Liabilities’, it is stated that to be classified as equity, an obligation must expose the holder of the instrument to certain risk and benefits that are similar to those to which an owner (that is, a holder of an outstanding share of the entity’s equity) is exposed. Cash contributed by shareholders represents a financial instrument embodying an obligation of a future stock issuance. Therefore, this balance is reclassified to liabilities for alignment purposes with U.S. GAAP.

C. Minority interest:

Under Mexican GAAP, the minority interest in consolidated subsidiary is presented as a separate component within stockholders’ equity in the consolidated balance sheet. For U.S. GAAP purposes, the minority interest is not included in stockholders’ equity.

II. Additional disclosures:

A. Deferred tax classification:

	2005	2004

Allowance for doubtful accounts	Ps 376,672	Ps 406,488
Provisions - Net	2,415,995	2,266,297
Advance payments of clients		556,992
Fixed assets - Net	(4,563,659)	(4,081,150)
Prepaid expenses	(6,155,180)	(5,533,636)
Accounts receivable pending to be taxable	(2,352,238)	(853,111)

	Ps (10,278,410)	Ps (7,238,120)

Short term	Ps (5,714,761)	Ps (3,156,971)
Long term	(4,563,649)	(4,081,150)

	Ps (10,278,410)	Ps (7,238,120)

B. Cash flow information:

Under U.S. GAAP, pursuant to SFAS No. 95, “Statement of Cash Flows”, a statement of cash flow is a required component of a complete set of financial statements in lieu of a statement of changes in financial position. SFAS No. 95 establishes specific presentation requirements and additional disclosures but does not provide guidance with respect to inflation adjusted financial statements. Based on requirements of the Securities and Exchange Commission (the “SEC”), the effect of inflation restatements and foreign exchange gains and losses on cash flow has been included in a separate line after cash flows from financing activities.

The U.S. GAAP statements of cash flows for the years ended December 31, 2005 and 2004 are shown in the next page.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004

Cash flows from operating activities:

Net consolidated majority income under U.S. GAAP	Ps 18,899,358	Ps 23,894,303
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,556,654	8,876,211
Gain (loss) on disposal of assets	75,972	(175,203)
Provision for deferred income tax	3,040,290	48,192
Increase in allowance for doubtful accounts	(56,126)	208,355
Loss on net monetary position	3,907,540	2,877,253
Changes in operating assets and liabilities:
Related parties - Net	(5,699,430)	(11,003,294)
Accounts receivable	(14,964,353)	(31,787,861)
Other assets	(2,301,639)	(3,228,021)
Accounts payable	592,831	9,781,471
Other liabilities	(115,878)	12,645,523

Net cash flows from operating activities	13,935,219	12,136,929

Cash flows from investing activities:

Purchases of furniture and equipment	(10,365,800)	(6,529,334)

Cash flows from financing activities:

Dividends paid		(18,082,936)
Net increase and decrease in capital stock		(20,941,955)

Net cash flows from financing activities		(39,024,891)

Effect of foreign exchange rates and inflation on cash and cash equivalents	736,362	(3,583,873)

Increase (decrease) in cash and cash equivalents	4,305,781	(37,001,169)

Cash and cash equivalents at the beginning of the year	26,427,212	63,428,381

Cash and cash equivalents at the end of the year	Ps 30,732,993	Ps 26,427,212

Other cash information:
Interest paid	Ps 165,821	Ps 187,313
Income taxes paid	13,577,287	3,452,498

Non-cash investing in financing activities:
Capital leases incurred	Ps 15,049,915	Ps —

III. New Accounting pronouncements

In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt this standard on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on our consolidated results of operations, financial condition and cash flows.

EITF Issue No.05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, was issued in June 2005.  This guidance determines that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease period and renewals that are deemed to be reasonably assured at the date of acquisition.  The Task Force also agreed that leasehold improvements that are placed in service significantly after and not contemplated at or near beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvement are purchased.  This consensus should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.  The Company’s management does not anticipate that the adoption of this EITF will have a material effect on its consolidated financial position or results of operation.

SFAS No.155 “Accounting for certain hybrid financial instruments-and amendment of FASB Statements No.133 and 140” was issued on February 2006.  This Statement amends FASB Statements No.133, “Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SFAS No.156 “Accounting for servicing of financial assets-an amendment of FASB Statement No.140” was issued on March 2006.  This Statement amends FASB Statement No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  This Statement permits an entity to reclassify certain available-for-sale securities to trading securities, regardless of the restriction in paragraph 15 of Statement 115, provided that those available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a services elects to subsequently measure at fair value.  This option is available only once, as of the beginning of the fiscal year in which the entity adopts this Statement.  An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.  The effective date of this Statement is the date an entity adopts the requirements of this Statement.  An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

On July 13, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The Corporation will adopt FIN 48 on January 1, 2007.  The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of Retained Earnings. Management is currently evaluating the effect of FIN 48 on the Corporation.