Form 10-Q
period 2006-03-31
SITEL CORP
filed 2006-11-29
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

COMMON STOCK, $.001 PAR VALUE – 74,651,923 SHARES OUTSTANDING AS OF OCTOBER 31, 2006

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
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenue	$275,084	$250,892

Operating expenses:
Direct labor and telecommunications expenses	171,853	152,450
Subcontracted and other services expenses	8,919	12,880
Operating, selling and administrative expenses	85,254	80,239
Restructuring expense, net	(358)	—
Total operating expenses	265,668	245,569

Operating income	9,416	5,323

Other income (expense):
Interest expense	(3,696)	(3,162)
Interest income	79	120
Equity in earnings (loss) of affiliates, net	289	(107)
Other income (expense), net	81	(10)
Total other expense, net	(3,247)	(3,159)

Income before income taxes and minority interest	6,169	2,164

Income tax expense	2,808	1,258
Minority interest	711	358
Net income	$2,650	$548

Weighted average common shares outstanding:
Basic	74,162	73,736
Diluted	74,846	74,340

Earnings per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

See Notes to Consolidated Condensed Financial Statements

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,888	$25,817
Trade accounts receivable (net of allowance for doubtful accounts of $2,300 and $1,710, respectively)	223,144	220,581
Prepaid expenses and other assets	15,431	16,038
Deferred income taxes	868	666
Total current assets	265,331	263,102

Property and equipment, net	73,281	74,411

Other assets:
Goodwill	46,593	46,188
Investment in affiliates	17,376	17,155
Other assets	10,573	10,380
Deferred income taxes	6,708	7,209
Total assets	$419,862	$418,445

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$24,240	$20,103
Current portion of capital lease obligations	2,887	2,510
Trade accounts payable	20,361	29,429
Accrued wages, salaries and bonuses	48,627	53,441
Accrued operating expenses	56,862	57,193
Deferred revenue and other	6,103	8,434
Income taxes payable	2,294	1,475
Deferred income taxes	16	—
Total current liabilities	161,390	172,585
Long-term debt and other liabilities:
Long-term debt, excluding current portion	116,091	107,681
Capital lease obligations, excluding current portion	6,527	6,782
Other liabilities	8,234	8,464
Total liabilities	292,242	295,512

Minority interests	5,258	4,547

Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 74,859,823 and 74,757,729 shares issued and outstanding, respectively	75	75
Additional paid-in capital	170,089	169,662
Accumulated other comprehensive income	(1,961)	(2,823)
Accumulated deficit	(44,995)	(47,645)
Less treasury stock, at cost, 640,506 and 651,302 common shares, respectively	(846)	(883)
Total stockholders’ equity	122,362	118,386
Total liabilities and stockholders’ equity	$419,862	$418,445

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,650	$548
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring expense, net	(358)	—
Depreciation and amortization	8,179	8,957
(Gain)/Loss on disposal of assets	(32)	88
Provision for deferred income taxes	429	(709)
Equity in (earnings) loss of affiliates, net	(289)	107
Minority interest in net income of consolidated subsidiaries	711	358
Changes in operating assets and liabilities:
Trade accounts receivable	(364)	(6,750)
Other assets	1,146	(905)
Trade accounts payable	(9,197)	(7,795)
Other liabilities	(7,934)	(2,835)
Net cash flows from operating activities	(5,059)	(8,936)

Cash flows from investing activities:
Purchases of property and equipment	(5,728)	(6,653)
Proceeds from cash surrender value of life insurance	—	3,274
Proceeds from sale of property and equipment	134	—
Net cash flows from investing activities	(5,594)	(3,379)

Cash flows from financing activities:
Borrowings on debt	138,465	50,859
Repayments of debt	(126,555)	(31,580)
Repayments of capital lease obligations	(787)	(896)
Proceeds from exercise of stock options	269	33
Net cash flows from financing activities	11,392	18,416
Effect of exchange rates on cash	(668)	(369)
Net increase in cash	71	5,732
Cash and cash equivalents, beginning of period	25,817	29,130
Cash and cash equivalents, end of period	$25,888	$34,862

Non-cash investing and financing activities:
Capital leases incurred	$591	852

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

The accompanying unaudited consolidated condensed financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005. All significant intercompany balances and transactions have been eliminated.

Use of Accounting Estimates

Management makes estimates and assumptions when preparing financial statements under U.S. generally accepted accounting principles that affect our reported amounts of assets and liabilities at the dates of the financial statements, our disclosure of contingent assets and liabilities at the dates of the financial statements, and our reported amounts of revenue and expenses during the reporting periods. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) Statement No. 154, Accounting Changes and Error Corrections, (SFAS 154).  SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (APB 20) and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005 and we adopted this standard on January 1, 2006.  The adoption of SFAS 154 did not have a material impact on our consolidated results of operations, financial condition and cash flows.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS Statement No. 123R, Shared-Based Payment, (SFAS 123R).  In conjunction with the adoption of SFAS 123R on January 1, 2006, we also adopted or applied the following:  Staff Accounting Bulletin (SAB) 107, Share-Based Payments, which provides guidance on valuation methods available and other matters; and Financial Accounting Standards Board (FASB) Staff Position No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R, (SFAS 123R-2), which provides guidance on the application of grant date.  The adoption of SFAS 123R did not have a material effect on our statement of operations for the three months ended March 31, 2006.

SFAS 123R requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (usually settled in cash rather than stock) be measured to fair-value at each balance sheet date until the award is settled.  Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition.  We elected to use the modified prospective method which requires us to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption of SFAS 123R and to record compensation expense for any awards issued or modified after January 1, 2006.  Results for prior period have not been restated.

Prior to January 1, 2006, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

As a result of adopting SFAS 123R, our net income for the three months ended March 31, 2006 was $0.2 million lower than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been higher by $0.00 and $0.00, respectively, if we had not adopted SFAS 123R.

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period prior to the adoption of SFAS 123R (in thousands):

Three Months Ended March 31,	2005

Net income:
As reported	$548
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(127)
Pro forma	$421

Income per common share:
As reported:
Basic	$0.01
Diluted	0.01
Pro forma:
Basic	0.01
Diluted	0.01

Significant Clients

Our top 20 clients accounted for 57.9% and 68.9% of our revenue in the three-month periods ended March 31, 2006 and 2005, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 10.9% and 12.4% of our revenue for the three-month periods ended March 31, 2006 and 2005.  General Motors Corporation (General Motors) business units were responsible for 12.2% of our total revenue in the three-month period ended March 31, 2005.  The primary General Motors contract expired in December 2005.

Note 2. Comprehensive Income

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income	$2,650	$548
Other comprehensive income (loss):
Currency translation adjustment	862	(3,484)
Comprehensive income (loss)	$3,512	$(2,936)

Accumulated other comprehensive income (loss) included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3.  Asset Impairment and Restructuring Expenses

The following table summarizes activity in our restructuring liabilities for the three months ended March 31, 2006:

		Facility
		Closure or	Grant
	Severance	Reduction	Reimbursement	Total

December 31, 2005	$1.5	$2.2	$3.5	$7.2
Reversed	—	—	(0.4)	(0.4)
Paid	(1.0)	(0.3)	—	(1.3)
Other	—	(0.1)	0.1	—
March 31, 2006	$0.5	$1.8	$3.2	$5.5

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

As a result of a facility closure in 2005, we were no longer able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.5 million during the year ended December 31, 2005, to establish a liability for the obligation to repay such amounts.  During the fourth quarter of 2006, we settled with the government agency responsible for the grant for $3.2 million.  As a result, we have reversed $0.4 million of the restructuring reserve, including foreign currency impact.  The grant reimbursement is expected to be paid during the fourth quarter of 2006.

We expect to pay the employee compensation restructuring liabilities during 2006. The Company expects to utilize the remaining facility closure or reduction restructuring liabilities over the respective lease periods through fiscal 2009.

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

Subcontracted expenses for services provided by our India joint venture for the three-month periods ended March 31, 2006 and 2005 were $5.3 million and $4.0 million, respectively.  The Company had payables to our India joint venture of $3.4 million and $4.8 million at March 31, 2006 and December 31, 2005, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.

As of March 31, 2006 and December 31, 2005, the investment in certain Latin America affiliates was approximately $13.9 million and $13.7 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint venture for the three-month periods ended March 31, 2006 and 2005 were not material.

Note 5. Stock-Based Compensation

A detailed description of each of our stock-based compensation plans is provided below, including the 1995 Employee Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan and 1999 Stock Incentive Plan. Stock-based compensation expense related to these plans, which is included in operating, selling and administrative expense in the accompanying condensed consolidated statements of operations, was $0.2 million for the three months ended March 31, 2006.  There was no related income tax benefit recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2006.

1995 Employee Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan, each a amended and/or restated (1995 Plans)

The 1995 Plans, which were approved by the Board of Directors and the stock holders in 1995, provided for the granting of options to purchase up to an aggregate of 9,800,000 and 300,000 shares of common stock to employees and directors, respectively.  Options granted under the 1995 Employee Stock Option Plan could be incentive options or non-qualified options.  Options granted under the 1995 Non-Employee Directors Stock Option Plan could be non-qualified options.  The options were granted at the common stock price on the day of grant and generally vested ratably over one to five years.  All options granted under the 1995 Plans expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option awarded was estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. Expected volatility was based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. No stock options were granted under the 1995 Plans subsequent to stockholder approval of the 1999 Stock Option Plan.

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining Contractual	Aggregate
	Options	per Share	Term (in years)	Intrinsic Value
				(in thousands)

Outstanding at January 1, 2006	2,150,125	$4.75
Granted	—	—
Exercised	(21,400)	3.50
Canceled	(69,033)	3.75
Outstanding at March 31, 2006	2,059,692	$4.79	1.5	$956
Exercisable at March 31, 2006	1,208,114	$5.73	1.7	$338

The following table summarizes the status of nonvested stock options under the 1995 Plans as of March 31, 2006, and changes during the three months then ended:

		Weighted-Average
	Number of	Grant - Date
	Options	Fair Value

Nonvested at January 1, 2006	884,631	$3.22
Granted	—	—
Vested	—	—
Forfeited	(33,153)	3.22
Nonvested at March 31, 2006	851,478	$3.22

1999 Stock Incentive Plan, as amended (1999 Plan)

On May 6, 1999, our stockholders approved the 1999 Plan, which replaced the 1995 Employee Stock Option Plan and the 1995 Non-Employee Directors Stock Option Plan.  The 1999 Plan provides for the  granting of various  types of incentive  awards  (including  incentive  stock options,  nonqualified options, stock appreciation rights, restricted shares, and performance shares or units) for the  issuance of up to an  aggregate of 10,500,000 shares of common  stock to  employees,  consultants  and  non-employee directors of the Company and its subsidiaries. Vesting terms vary with each grant, and option terms may not exceed ten years.

Options are granted at fair market value on the date of the grant and generally vest over five years, other than for the 2006 Option Grant as discussed separately. All options granted under the 1999 Plan expire if not exercised by the tenth anniversary of their grant date. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses various assumptions. The fair value of the stock option awards is expensed on a straight-line basis over the vesting period of the award. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Forfeitures are estimated within the valuation model using historical data. The expected term of the stock option awards granted is derived from historical exercise experience under the Plan and represents the period of time that stock option awards granted are expected to be outstanding.

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining Contractual	Aggregate
	Options	per Share	Term (in years)	Intrinsic Value
				(in thousands)

Outstanding at January 1, 2006	3,738,093	$3.12
Granted	—	—
Exercised	(80,694)	2.42
Canceled	(125,564)	3.29
Outstanding at March 31, 2006	3,531,835	$3.13	5.5	$4,843
Exercisable at March 31, 2006	2,373,904	$3.40	5.0	$2,966

The following table summarizes the status of nonvested stock options under the 1999 Plan, excluding the 2006 Option Grant, as of March 31, 2006, and changes during the three months then ended:

		Weighted-Average
	Number of	Grant - Date
	Options	Fair Value

Nonvested at January 1, 2006	1,477,550	$1.29
Granted	—	—
Vested	(234,220)	1.57
Forfeited	(85,399)	1.30
Nonvested at March 31, 2006	1,157,931	$1.38

As of March 31, 2006, there was $0.8 million of total unrecognized compensation cost related to the nonvested stock options granted under the 1999 Plan including the effect of estimated forfeitures.  This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of stock options vested during the three months ended March 31, 2006 and 2005, was $0.1 million.

2006 Option Grant under the 1999 Stock Incentive Plan, as amended (2006 Option Grant)

On February 1, 2006, we granted 1,463,000 stock options under the 1999 Plan.  Vesting of the options is contingent upon the Company achieving one of three EPS targets for 2006, 2007 or 2008.  If the lowest target is achieved 50% of the options would vest, 80% if the second target is met and 100% if the highest is met.  If one of the targets is met for the first year (2006), the employee would be required to remain with the Company for an additional year until our annual report on Form 10-K is filed for 2007, at which point the relevant percentage of the options would vest.  If one of the targets is met for the second (2007) or third (2008) year, the relevant percentage of the options would vest immediately upon the filing of our annual report on Form 10-K for such year.  Any options that have not vested would be cancelled at the time of filing the annual report on Form 10-K for 2008.

The fair value of options granted during the three months ended March 31, 2006, was estimated at the date of the grant using the Black-Scholes option-pricing model, and the following weighted-average assumptions:

2006

- Volatility factor	56.0%
- Risk-free interest rate	4.5%
- Expected life (in years)	5
- Expected dividend yield	0.0%

There were no options granted during the three months ended March 31, 2005.

		Weighted-Average	Weighted-Average
	Number of	Exercise Price	Remaining Contractual	Aggregate
	Options	per Share	Term (in years)	Intrinsic Value
				(in thousands)

Outstanding at January 1, 2006	—	$—
Granted	1,463,000	3.41
Exercised	—	—
Canceled	(28,000)	3.41
Outstanding at March 31, 2006	1,435,000	$3.41	9.3	$1,134
Exercisable at March 31, 2006	—	$—	—	$—

The following table summarizes the status of nonvested stock options under the 2006 Option Grant as of March 31, 2006, and changes during the three months then ended:

		Weighted-Average
	Number of	Grant - Date
	Options	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	1,463,000	1.79
Vested	—	—
Forfeited	(28,000)	1.79
Nonvested at March 31, 2006	1,435,000	$1.79

As of March 31, 2006, there was $0.9 million of total unrecognized compensation cost related to the nonvested stock options granted under the Plan including the effect of estimated forfeitures.  This cost is expected to be recognized over a weighted-average period of 1.8 years. No stock options under the 2006 Option Grant have vested as of March 31, 2006 as the EPS target is measured on a fiscal year basis.

Cash received from stock options exercised under all stock-based compensation plans for the three months ended March 31, 2006 and 2005, was $0.3 million and $6,000, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises is not material for either period.

Employee Stock Purchase Plan (ESPP)

During 1998, we implemented an ESPP that enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. The compensation expense in connection with this plan is not material. Total purchases and shares purchased under the ESPP were $19,000 and 4,728 shares for the three months ended March 31, 2006 and $27,000 and 13,432 shares for the three months ended March 31, 2005.

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

One of our clients has been sued on a claim that it is infringing certain patents related to computerized telephonic voice response systems.  This client has tendered defense of the patent infringement action to many vendors including us, though because of the number of vendors, we anticipate that the client will retain control of the defense.  Regardless of which company controls the defense of this matter, we may be required to indemnify our client against its losses and reasonable attorneys’ fees incurred in connection with the lawsuit.  The client that has been sued is one of two clients that we have reported about in past periods as having received letters from time to time containing an offer to license and suggesting that the clients might be infringing certain patents related to computerized telephonic voice response systems without the license. Both clients have indicated that if any infringement occurred the clients would seek contractual indemnity from us.  To our knowledge, the second client has not yet been sued.  We plan to seek contractual indemnity from certain of our vendors in connection with the pending lawsuit. Any such contractual indemnity we might obtain may not be sufficient to cover all of the costs of investigating and resolving this matter. We might also seek a license of the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing.  To our knowledge, no litigation has been initiated against us concerning these matters. At this stage, due to the inherent uncertainties, we are unable to predict whether these matters may have a material adverse effect on our business or on our financial condition or results of operation.

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

As a result of the restatement of our financial statements for 2001 through 2004, we identified technical errors in the filings of our US federal tax returns for fiscal years 2001 through 2003 and a related accounting error. We have requested private letter rulings from the Internal Revenue Service, which would permit us to correct the technical errors.  We expect to receive favorable rulings from the IRS.  Therefore, no tax provision has been recorded related to this matter.  However, there can be no assurance that the IRS will grant any such rulings or, if such rulings are granted, when they will be received.  If the requested rulings are not granted, we estimate the total cash charge relating to this matter could be $9 million to $11 million.  An unfavorable ruling could also result in a higher effective tax rate on our U.S. earnings.

Note 7. Earnings Per Share

We calculate income per common share by dividing our reported net income by the weighted average number of common shares and common equivalent shares outstanding during each period. Our reported net income is used in the computation of both basic and diluted income per share.

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At March 31, 2006 and 2005, we had 1.6 million and 6.0 million options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.  At March 31, 2006, we have an additional 1.4 million options that have been excluded from the diluted net income per share computation because they are contingently issuable options for which the conditions have not been satisfied as of the report date.

Note 8.  Subsequent Events

Brazil Taxes

During the years 2001 through 2005, certain Brazilian municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005.

On April 7, 2006, new legislation was enacted in Brazil that resulted in a reduction in the amount of penalties and interest we were required to pay for unpaid municipal taxes. We will record a gain of $1.8 million in the second quarter of 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.

Settlement Agreement

On April 12, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1.0 million in installments during the second half of 2006.  As a result of the settlement, we will record a $6.0 million gain in the second quarter of 2006.

Merger Agreement

On October 13, 2006, the Company and ClientLogic Corporation (ClientLogic) issued a joint press release announcing that the Company and ClientLogic have signed a definitive merger agreement.  Under the terms of the agreement, a newly formed subsidiary of ClientLogic will merge with the Company and pay $4.05 per share in cash for all of the outstanding common stock of the Company. The Board of Directors of each company has unanimously approved the transaction. The transaction is expected to be completed in the first quarter of 2007 and is subject to customary closing conditions, including approval of the Company’s shareholders and regulatory clearances.  The Company’s Board of Directors has recommended to our shareholders that they vote in favor of the transaction.  Approximately 19.9% of the outstanding common stock of the Company is subject to voting agreements which require such shares to be voted in favor of the merger. The Company has agreed to pay a termination fee to ClientLogic should the transaction not close due to certain circumstances. ClientLogic will fund the transaction with the proceeds of a committed loan facility.

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

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Operations, which present the results of our operations for the three-month periods ended March 31, 2006 and 2005, and are summarized on the following pages. We analyze and explain the differences between periods for the components of net income in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

Subsequent Events

Brazil Taxes

During the years 2001 through 2005, certain Brazilian municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005.

On April 7, 2006, new legislation was enacted in Brazil that resulted in a reduction in the amount of penalties and interest we were required to pay for unpaid municipal taxes. We will record a gain of $1.8 million in the second quarter of 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.

Settlement Agreement

On April 12, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1.0 million in installments during the second half of 2006.  As a result of the settlement, we will record a $6.0 million gain in the second quarter of 2006.

Merger Agreement

On October 13, 2006, the Company and ClientLogic Corporation (ClientLogic) issued a joint press release announcing that the Company and ClientLogic have signed a definitive merger agreement.  Under the terms of the agreement, a newly formed subsidiary of ClientLogic will merge with the Company and pay $4.05 per share in cash for all of the outstanding common stock of the Company. The Board of Directors of each company has unanimously approved the transaction. The transaction is expected to be completed in the first quarter of 2007 and is subject to customary closing conditions, including approval of the Company’s shareholders and regulatory clearances.  The Company’s Board of Directors has recommended to our shareholders that they vote in favor of the transaction.  Approximately 19.9% of the outstanding common stock of the Company is subject to voting agreements which require such shares to be voted in favor of the merger. The Company has agreed to pay a termination fee to ClientLogic should the transaction not close due to certain circumstances. ClientLogic will fund the transaction with the proceeds of a committed loan facility.

General Business Risks and Critical Accounting Policies and Estimates

General Business Risks

Our business success depends on our ability to efficiently deploy our human and capital resources in the delivery of services to our clients. Consequently, the needs of our clients may significantly impact our results of operations, financial condition, and liquidity.

Our results of operations and operating cash flows may vary with periodic wins and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 57.9% and 68.9% of our revenue in the three-month periods ended March 31, 2006 and 2005, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 10.9% and 12.4% of our revenue for the three-month period ended March 31, 2006 and 2005.  General Motors Corporation (General Motors) business units were responsible for 12.2% of our total revenue in the three-month periods ended March 31, 2005.  The primary General Motors contract expired in December 2005.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Results of Operations

For the Three Months Ended March 31, 2006 Compared to the Same Period of 2005

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Operations

The following table summarizes our statement of operations data on a percentage-of-revenue basis.

	Three Months Ended March 31,
	2006		2005
	$	%	$	%
	(in thousands)

Revenue	$275,084	100.0%	$250,892	100.0%

Direct labor and telecommunications expenses	171,853	62.5%	152,450	60.8%
Subcontracted and other services expenses	8,919	3.2%	12,880	5.1%
Operating, selling and administrative expenses	85,254	31.0%	80,239	32.0%
Restructuring expense, net	(358)	-0.1%	—	0.0%
Operating income	9,416	3.4%	5,323	2.1%

Interest expense	(3,696)	-1.3%	(3,162)	-1.3%
Interest income	79	0.0%	120	0.0%
Equity in earnings (loss) of affiliates, net	289	0.1%	(107)	0.0%
Other income (expense), net	81	0.0%	(10)	0.0%
Income before income taxes and minority interest	6,169	2.2%	2,164	0.9%

Income tax expense	2,808	1.0%	1,258	0.5%
Minority interest	711	0.3%	358	0.1%

Net Income	$2,650	1.0%	$548	0.2%

Revenue

Revenue increased $24.2 million, or 9.6%, in the first quarter of 2006 compared to the same period of 2005.  The changes in revenue by geographic region are shown in the following table:

Three months			$	%
Ended March 31,	2006	2005	Change	Change
	(in millions)

North America	$128.0	$122.9	$5.1	4.1%
Europe	121.4	107.9	13.5	12.5%
Asia Pacific	11.9	12.3	(0.4)	-3.3%
Latin America	13.8	7.8	6.0	76.9%
Totals	$275.1	$250.9	$24.2	9.6%

North American revenue increased $5.1 million or 4.1% in the first quarter of 2006 compared to the same period in 2005. A decrease of $24.8 million of revenue resulting from the loss of General Motors was offset by $29.9 million of revenue growth primarily in customer acquisition, technical support and risk management.  The weakening of the U.S. dollar versus the Canadian dollar resulted in $0.3 million of the increase.

European revenue increased $13.5 million in the first quarter of 2006 compared to the same period in 2005. Higher sales volumes from new and existing clients resulted in an increase in revenue of $24.3 million in the first quarter of 2006 compared to the same period in 2005.  The strengthening of the U.S. dollar versus the British pound and Euro partially offset the increase by $10.8 million.

Asia Pacific revenue decreased $0.8 million due the strengthening of the US dollar versus the New Zealand and Australia dollars, which was partially offset by a $0.4 million increase as the result of higher sales volumes from new and existing clients.

Latin American revenue increased $4.6 million as a result of higher sales volumes from new and existing clients.  The remaining increase was due to the weakening of the U.S. dollar versus the Brazilian real.

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

Direct labor and telecommunications expenses increased $19.4 million, or 12.7%, in the first quarter of 2006 compared to the same period of 2005.  As a percentage of revenue, direct labor and telecommunications expenses increased to 62.5% in the first quarter of 2006 compared to 60.8% in same period in 2005. The increase was primarily the result of higher direct labor costs, particularly in Europe, associated with the ramp up of new business.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses include services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and other services expenses decreased $4.0 million for the first quarter of 2006 compared to the same period of 2005 primarily the result of lower subcontracted IT costs to support client programs partially offset by higher subcontracted services provided by our India joint venture.

Subcontracted expenses for services provided by our India joint venture for the three months ended March 31, 2006 and 2005 were $5.3 million and $4.0 million, respectively.

Restructuring Expense, net

As a result of a facility closure in 2005, we were no longer able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.5 million during the year ended December 31, 2005, to establish a liability for the obligation to repay such amounts.  During the fourth quarter of 2006, we settled with the government agency responsible for the grant for $3.2 million.  As a result, we have reversed $0.4 million of the restructuring reserve, including foreign currency impact of $0.1 million, during the three months ended March 31, 2006.

There was no restructuring activity during the three months ended March 31, 2005.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $5.0 million, or 6.3%, in the first quarter of 2006 compared to the same period of 2005.  As a percentage of revenue, operating, selling and administrative expenses decreased to 31.0% in the first quarter of 2006 compared to 32.0% in the first quarter of 2005 primarily the result of cost reductions and restructuring actions taken at the end of 2004 and during 2005.

Operating Income

Operating income increased $4.1 million in the first quarter of 2006 compared to the same period of 2005. As a percentage of revenue, operating income increased to 3.4% in the first quarter of 2006 compared to 2.1% in the same period of 2005 due to the factors discussed above.

Interest Expense

Interest expense increased $0.5 million or 16.9% in the first quarter of 2006 compared to the same period in 2005 primarily as a result of a higher average debt balance and amortization of the debt acquisition costs related to the Credit Facility.

Interest Income

Interest income remained consistent for the first quarter of 2006 compared to the same period in 2005.

Equity in Earnings (Loss) of Affiliates, net

Equity in earnings (losses) of affiliates, net increased $0.4 million to earnings of $0.3 million for the first quarter of 2006 compared to a net loss of $0.1 million for the same period in 2005.

Other Income (Expense), Net

Other income (expense), net increased $0.1 million in the first quarter of 2006 as compared to the same period in 2005.

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 45.5% and 58.1% for the three-months ended March 31, 2006 and 2005, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

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

Three Months Ended March 31,	2006	2005
	(in thousands)
Net cash flows from:
Operating activities	$(5,059)	$(8,936)
Investing activities	(5,594)	(3,379)
Financing activities	11,392	18,416

2006

In the first quarter of 2006, cash used by operating activities resulted primarily from income before depreciation and amortization and other charges of $11.3 million and a $1.1 million decrease in other assets, which was offset by a $0.4 million increase in trade accounts receivable and a $17.1 million decrease in trade accounts payable and other liabilities.

In the first quarter of 2006, we used cash for investing activities to purchase $5.7 million of property and equipment.  This was partially offset $0.1 million in proceeds from the sale of property and equipment.

In the first quarter of 2006, cash provided by financing activities resulted from $11.9 million in net borrowings.  This was partially offset by cash used to repay borrowings under capital lease obligations of $0.8 million.

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

Borrowings under each Credit Agreement bear interest, at the Company’s option, at either the Prime Rate plus the Applicable Margins or the LIBOR Rate plus the Applicable Margins (each term as defined in the Credit Agreements). The Term Loan A requires monthly principal payments of $0.3 million each, with the balance payable at maturity.  On March 31, 2006, the weighted average interest rates applicable to the Revolver was 7.13% , Term Loan A was 7.38% and the interest rate applicable to the Term Loan B was 11.11%.

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

At March 31, 2006 and December 31, 2005, we had $120.6 million and $110.6 million outstanding under the Credit Agreements, respectively, of which $3.6 million is included in revolving credit facility and other current debt in the accompanying consolidated condensed balance sheet.  The remainder is included in long-term debt in the accompanying consolidated condensed balance sheet.

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of March 31, 2006 and December 31, 2005.   We subsequently obtained waivers of the non-compliance.

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

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the second quarter of 2006 to be in the range of $8 million to $10 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth. Future acquisitions, if any, may require additional debt or equity financing.

Under a stock repurchase program that was authorized by our Board of Directors in February 2001, we may repurchase up to $10 million of our shares from time to time in the open market or in privately negotiated transactions, depending on general business and market conditions. Through the date of this report, we had repurchased a total of 881,700 shares at a total cost of $1.5 million.

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2005.  These contractual obligations and commitments include:

•            $116.1 million of Long-term Debt as shown in our consolidated condensed balance sheet at March 31, 2006,

•            $24.2 million of short-term borrowings debt as shown in our consolidated condensed balance sheet at March 31, 2006,

•            $9.4 million of capital lease obligations as shown in our consolidated condensed balance sheet at March 31, 2006, and

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

Related Party Transactions

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  These investments are included in investments in affiliates in consolidated financial statements.  As of March 31, 2006 and December 31, 2005, the investment in our India joint venture was approximately $3.5 million and $3.4 million, respectively.  Subcontracted services provided by our India joint venture for the three months ended March 31, 2006 and 2005 were $5.3 million and $4.0 million, respectively, and are included in subcontracted and other services expenses in the accompanying consolidated statements of operations. The Company had payables to our India joint venture of $3.4 million and $4.8 million at March 31, 2006 and December 31, 2005, respectively, which are included in trade accounts payable in the consolidated financial statements.

As of March 31, 2006 and December 31, 2005, the investment in certain Latin America affiliates was approximately $13.9 million and $13.7 million, respectively. Of the $13.9 million investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint ventures for the three months ended March 31, 2006 and 2005 were not material.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) Statement No. 154, Accounting Changes and Error Corrections, (SFAS 154).  SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (APB 20) and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005 and we adopted this standard on January 1, 2006.  The adoption of SFAS 154 did not have a material impact on our consolidated results of operations, financial condition and cash flows.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our Credit Facility are variable. During the three-month period ended March 31, 2006, our average borrowings under our revolving credit facility were $60.1 million.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Investment Risk

We do not use derivative financial or commodity instruments.  Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, current and long-term debt.  Our cash and cash equivalents, accounts receivable, accounts payable, and current debt balances are short-term in nature and do not expose us to material investment risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q, we carried out an evaluation as of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our conclusions regarding our disclosure controls and procedures were based on the material weaknesses disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. We have instituted remediation efforts and continue to implement others, including in some instances, instituting changes in our internal controls over financial reporting.

Remedial efforts relating to our disclosure controls and procedures and internal controls over financial reporting which have been implemented since December 31, 2005 include the following:

1. Performed an extensive review and reconciliation of the accounting records at our Brazil subsidiary. In addition, the more enhanced reconciliation procedures performed to address this issue subsequent to the 2005 year-end will continue to be performed in the future to ensure the internal control deficiency is remediated.

2. Replaced the subsidiary financial and accounting personnel and created a financial controller position for the Latin America region to enhance the monitoring and review for compliance with corporate policies and procedures. While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities (including adequate testing of such control activities) in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

One of our clients has been sued on a claim that it is infringing certain patents related to computerized telephonic voice response systems.  This client has tendered defense of the patent infringement action to many vendors including us, though because of the number of vendors, we anticipate that the client will retain control of the defense.  Regardless of which company controls the defense of this matter, we may be required to indemnify our client against its losses and reasonable attorneys’ fees incurred in connection with the lawsuit.  The client that has been sued is one of two clients that we have reported about in past periods as having received letters from time to time containing an offer to license and suggesting that the clients might be infringing certain patents related to computerized telephonic voice response systems without the license. Both clients have indicated that if any infringement occurred the clients would seek contractual indemnity from us.  To our knowledge, the second client has not yet been sued.  We plan to seek contractual indemnity from certain of our vendors in connection with the pending lawsuit. Any such contractual indemnity we might obtain may not be sufficient to cover all of the costs of investigating and resolving this matter. We might also seek a license of the patents. Any such license may not be available under commercially reasonable terms. Any license costs would increase the cost of doing business in the future and may or may not be fully reflected in our pricing.  To our knowledge, no litigation has been initiated against us concerning these matters. At this stage, due to the inherent uncertainties, we are unable to predict whether these matters may have a material adverse effect on our business or on our financial condition or results of operation.

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

Item 6. Exhibits

(a)   Exhibits:

Exhibit No.

10.1                     Jorge A. Celaya Employment Agreement (see Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2005)

10.2                     James F. Lynch Employment Agreement (see Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2005)

10.3                     Robert Scott Moncrieff Employment Agreement (see Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2005)

10.4                     Letter regarding Robert Scott Moncrieff stock options (see Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.5	SITEL Corporation 2006 Management Incentive Plan (see Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2005)
10.6

Forms of Stock Option Agreements for February 1, 2006 grants of Incentive Stock Options and Non-Qualified Stock Options to Jorge A. Celaya for 45,000 options and to Robert Scott Moncrieff for 45,000 options (see Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2005)

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

SITEL Corporation
(Registrant)

Date: November 29, 2006	By	/s/	Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Jorge A. Celaya Employment Agreement (see Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2005)

10.2	James F. Lynch Employment Agreement (see Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2005)

10.3	Robert Scott Moncrieff Employment Agreement (see Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2005)

10.4	Letter regarding Robert Scott Moncrieff stock options (see Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.5	SITEL Corporation 2006 Management Incentive Plan (see Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6

Forms of Stock Option Agreements for February 1, 2006 grants of Incentive Stock Options and Non-Qualified Stock Options to Jorge A. Celaya for 45,000 options and to Robert Scott Moncrieff for 45,000 options (see Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2005)

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