Form 10-Q
period 2006-06-30
SITEL CORP
filed 2006-11-29
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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
YES  ☐   NO  ☒

COMMON STOCK, $.001 PAR VALUE 74,651,923 SHARES OUTSTANDING AS OF OCTOBER 31, 2006

SITEL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I — Financial Information

Item 1	—	Financial Statements

Consolidated Condensed Statements of Operations
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements

Item 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
General Business Risks, Critical Accounting Policies and Estimates
Results of Operations
Financial Condition and Liquidity
Other Matters

Item 3	—	Quantitative and Qualitative Disclosures About Market Risk

Item 4	—	Controls and Procedures

PART II — Other Information

Item 1	—	Legal Proceedings

Item 5	—	Other Information

Item 6	—	Exhibits

Signature

Exhibit Index

Item 1. Financial Statements

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$278,335	$251,810	$553,419	$502,702

Operating (income) expenses:
Direct labor and telecommunications expenses	178,732	153,640	350,585	306,090
Subcontracted and other services expenses	10,019	12,881	18,938	25,761
Operating, selling and administrative expenses	84,876	80,897	170,130	161,136
Gain on settlement	(6,000)	—	(6,000)	—
Restructuring expenses, net	—	(2,609)	(358)	(2,609)
Total operating expenses	267,627	244,809	533,295	490,378

Operating income	10,708	7,001	20,124	12,324

Other income (expense):
Interest expense	(2,150)	(3,258)	(5,846)	(6,420)
Interest income	107	140	186	260
Equity in earnings (loss) of affiliates, net	1,661	395	1,950	288
Other income (expense), net	528	(21)	609	(31)
Total other income (expense), net	146	(2,744)	(3,101)	(5,903)

Income before income taxes and minority interest	10,854	4,257	17,023	6,421

Income tax expense	2,861	1,380	5,669	2,638
Minority interest	558	305	1,269	663

Net income	$7,435	$2,572	$10,085	$3,120

Weighted average common shares outstanding:
Basic	74,379	73,764	74,271	73,750
Diluted	75,419	73,843	75,134	74,090

Earnings per share:
Basic	$0.10	$0.03	$0.14	$0.04
Diluted	$0.10	$0.03	$0.13	$0.04

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,354	$25,817
Trade accounts receivable (net of allowance for doubtful accounts of $2,599 and $1,710, respectively)	225,740	220,581
Prepaid expenses and other assets	18,747	16,038
Deferred income taxes	19	666
Total current assets	270,860	263,102

Property and equipment, net	74,436	74,411

Other assets:
Goodwill	47,661	46,188
Investment in affiliates	18,795	17,155
Other assets	9,944	10,380
Deferred income taxes	7,541	7,209
Total assets	$429,237	$418,445

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$19,474	$20,103
Current portion of capital lease obligations	3,194	2,510
Trade accounts payable	25,915	29,429
Accrued wages, salaries and bonuses	56,853	53,441
Accrued operating expenses	46,067	57,193
Deferred revenue and other	7,809	8,434
Income taxes payable	3,090	1,475
Deferred income taxes	22	—
Total current liabilities	162,424	172,585
Long-term debt and other liabilities:
Long-term debt, excluding current portion	110,823	107,681
Capital lease obligations, excluding current portion	6,980	6,782
Other liabilities	8,259	8,464
Total liabilities	288,486	295,512

Minority interests	5,816	4,547

Stockholders’ equity:

Common stock, voting, $.001 par value 200,000,000 shares authorized, 75,122,599 and 74,757,729 shares issued and outstanding, respectively	75	75
Additional paid-in capital	171,103	169,662
Accumulated other comprehensive income	2,127	(2,823)
Accumulated deficit	(37,560)	(47,645)
Less treasury stock, at cost, 632,204 and 651,302 common shares, respectively	(810)	(883)
Total stockholders’ equity	134,935	118,386
Total liabilities and stockholders’ equity	$429,237	$418,445

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$10,085	$3,120
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring expense, net	(358)	(2,609)
Depreciation and amortization	16,028	18,138
Loss on disposal of assets	(1)	102
Provision for deferred income taxes	526	(1,294)
Equity in (earnings) loss of affiliates, net	(1,950)	(288)
Minority interest in net income of consolidated subsidiaries	1,269	663
Changes in operating assets and liabilities:
Trade accounts receivable	5,278	(10,018)
Other assets	894	(2,157)
Trade accounts payable	(4,379)	(5,939)
Other liabilities	(11,207)	4,002
Net cash flows from operating activities	16,185	3,720

Cash flows from investing activities:
Purchases of property and equipment	(11,602)	(14,126)
Proceeds from cash surrender value of life insurance	—	3,274
Dividends paid to minority interest holders	—	(450)
Proceeds from the sale of property and equipment	134	40
Net cash flows from investing activities	(11,468)	(11,262)

Cash flows from financing activities:
Borrowings on debt	314,568	126,984
Repayments of debt	(315,621)	(117,158)
Repayments of capital lease obligations	(1,666)	(1,747)
Proceeds from exercise of stock options	1,099	66
Net cash flows from financing activities	(1,620)	8,145
Effect of exchange rates on cash	(2,560)	(363)
Net increase in cash	537	240
Cash and cash equivalents, beginning of period	25,817	29,130
Cash and cash equivalents, end of period	$26,354	$29,370

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,712	$1,240

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS Statement No. 123R, Shared-Based Payment, (SFAS 123R).  In conjunction with the adoption of SFAS 123R on January 1, 2006, we also adopted the following:  Staff Accounting Bulletin (SAB) 107, Share-Based Payments, which provides guidance on valuation methods available and other matters; and Financial Accounting Standards Board (FASB) Staff Position No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in SFAS 123R, (SFAS 123R-2), which provides guidance on the application of grant date.  The adoption of SFAS 123R did not have a material effect on our statement of operations for the three and six months ended June 30, 2006.

SFAS 123R required companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors.  The standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (usually settled in cash rather than stock) be measured to fair-value at each balance sheet date until the award is settled.  Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition.  We elected to use the modified prospective method which requires us to record compensation expense for the non-vested portion of previously issued awards that remain outstanding at the initial date of adoption of SFAS 123R and to record compensation expense for any awards issued or modified after January 1, 2006.  Results for prior period have not been restated.

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

As a result of adopting SFAS 123R, our net income for the three and six months ended June 30, 2006 was $0.2 million and $0.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been higher by $0.00 and $0.00, respectively, if we had not adopted SFAS 123(R).  Basic and diluted earnings per share for the six months ended June 30, 2006 would have been higher by $0.00 and $0.01, respectively, if we had not adopted SFAS 123R.

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period prior to the adoption of SFAS 123R:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(in thousands)
Net income:
As reported	$2,572	$3,120
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(119)	(246)
Pro forma	$2,453	$2,874

Income per common share:
As reported:
Basic	$0.03	$0.04
Diluted	0.03	0.04
Pro forma:
Basic	0.03	0.04
Diluted	0.03	0.04

Significant Clients

Our top 20 clients accounted for 55.1% and 67.5% of our revenue in the three-month periods ended June 30, 2006 and 2005, respectively, and 56.5% and 68.1% for the six-month periods ended June 30, 2006 and 2005, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 11.3% and 11.9% of our revenue for the three-month periods ended June 30, 2006 and 2005, respectively, and were responsible for 11.1% and 12.1% of our revenue for the six-month periods ended June 30, 2006 and 2005, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.8% of our total revenue in the three-month period ended June 30, 2005, and were responsible for 12.0% for the six-month period ended June 30, 2005.  The primary General

Motors contract expired in December 2005.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.

Note 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six-month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$7,435	$2,572	$10,085	$3,120
Other comprehensive income (loss):
Currency translation adjustment	4,088	(6,704)	4,950	(10,188)
Comprehensive income (loss)	$11,523	$(4,132)	$15,035	$(7,068)

Accumulated other comprehensive income (loss) included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3. Asset Impairment and Restructuring Expenses

We summarize the components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet in the following table:

		Facility
		Closure or	Grant
	Severance	Reduction	Reversal	Total

December 31, 2005	$1.5	$2.2	$3.5	$7.2
Reversed	—	—	(0.4)	(0.4)
Paid	(1.1)	(0.6)	—	(1.7)
Other	(0.3)	0.2	0.3	0.2
June 30, 2006	$0.1	$1.8	$3.4	$5.3

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

As of June 30, 2006 and December 31, 2005, the investment in our India joint venture was approximately $4.6 million and $3.4 million, respectively.  Subcontracted expenses for services provided by our India joint venture were $6.2 million and $4.3 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $11.4 million and $8.3 million for the six-month periods ended June 30, 2006 and 2005, respectively.  The Company had payables to our India joint venture of $5.4 million and $4.8 million at June 30, 2006 and December 31, 2005, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.  During the three months ended June 30, 2006, the company recorded a $1.2 million gain related to its share of insurance proceeds received by our India joint venture for flood damage sustained in the third quarter of 2005.  This gain was recorded in the equity in earnings (loss) of affiliates, net in the accompanying statements of operations.

As of June 30, 2006 and December 31, 2005, the investment in certain Latin America affiliates was approximately $14.2 million and $13.7 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint venture for the three-month and six-month periods ended June 30, 2006 and 2005 were not material.

Note 5. Stock-Based Compensation

A detailed description of each of our stock-based compensation plans is provided below, including the 1995 Employee Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan and 1999 Stock Incentive Plan. Stock-based compensation expense related to these plans, which is included in operating, selling and administrative expenses in the accompanying condensed consolidated statements of operations, was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2006, respectively.  There was no related income tax benefit recognized in the accompanying condensed consolidated statements of operations for the three or six month periods ended June 30, 2006.

1995 Employee Stock Option Plan and 1995 Non-Employee Directors Stock Option Plan, each as amended and/or restated (1995 Plans)

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

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining Contractual	Intrinsic Value
	Options	per Share	Term (in years)	(in thousands)

Outstanding at January 1, 2006	2,150,125	$4.75
Granted	—	—
Exercised	(123,142)	3.50
Canceled	(77,163)	3.83
Outstanding at June 30, 2006	1,949,820	$4.86	1.3	$545
Exercisable at June 30, 2006	1,949,820	$4.86	1.3	$545

The following table summarizes the status of nonvested stock options under the 1995 Plans as of June 30, 2006, and changes during the six months then ended:

	Weighted-Average
	Number of	Grant - Date
	Options	Fair Value

Nonvested at January 1, 2006	884,631	$3.22
Granted	—	—
Vested	(851,478)	3.22
Forfeited	(33,153)	3.22
Nonvested at June 30, 2006	—	$—

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

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining Contractual	Intrinsic Value
	Options	per Share	Term (in years)	(in thousands)

Outstanding at January 1, 2006	3,738,093	$3.12
Granted	—	—
Exercised	(241,728)	2.49
Canceled	(183,124)	3.16
Outstanding at June 30, 2006	3,313,241	$3.16	5.4	$3,727
Exercisable at June 30, 2006	2,253,124	$3.41	5.0	$2,363

The following table summarizes the status of nonvested stock options under the 1999 Plan, excluding the 2006 Option Grant, as of June 30, 2006, and changes during the six months then ended:

		Weighted-Average
	Number of	Grant - Date
	Options	Fair Value

Nonvested at January 1, 2006	1,477,550	$1.29
Granted	—	—
Vested	(314,220)	1.45
Forfeited	(103,213)	1.28
Nonvested at June 30, 2006	1,060,117	$1.44

As of June 30, 2006, there was $0.6 million of total unrecognized compensation cost related to the nonvested stock options granted under the 1999 Plan including the effect of estimated forfeitures.  This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of stock options vested during the three months ended June 30, 2006 and 2005, was $0.1 million.  The total fair value of stock options vested during the six months ended June 30, 2006 and 2005, was $0.2 million.

2006 Option Grant under the1999 Stock Incentive Plan, as amended (2006 Option Grant)

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

The fair value of options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006

- Volatility factor	56.0%
- Risk-free interest rate	4.5%
- Expected life (in years)	5
- Expected dividend yield	0.0%

There were no options granted during the six-month period ended June 30, 2005.

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining Contractual	Intrinsic Value
	Options	per Share	Term (in years)	(in thousands)

Outstanding at January 1, 2006	—	$—
Granted	1,463,000	3.41
Exercised	—	—
Canceled	(54,000)	3.41
Outstanding at June 30, 2006	1,409,000	$3.41	9.3	$719
Exercisable at June 30, 2006	—	$—	—	$—

The following table summarizes the status of nonvested stock options under the 2006 Option Grant as of June 30, 2006, and changes during the six months then ended:

		Weighted-Average
	Number of	Grant - Date
	Options	Fair Value

Nonvested at January 1, 2006	—	$—
Granted	1,463,000	1.79
Vested	—	—
Forfeited	(54,000)	1.79
Nonvested at June 30, 2006	1,409,000	$1.79

As of June 30, 2006, there was $0.7 million of total unrecognized compensation cost related to the nonvested stock options granted under the Plan including the effect of estimated forfeitures.  This cost is expected to be recognized over a weighted-average period of 1.5 years. No stock options under the 2006 Option Grant have vested as of June 30, 2006 as the EPS target is measured on a fiscal year basis.

Cash received from stock options exercised under all stock-based compensation plans for the six months ended June 30, 2006 and 2005, was $1.1 million and $10,000, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises is not material for either period.

Employee Stock Purchase Plan (ESPP)

During 1998, we implemented an ESPP that enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. The compensation expense in connection with this plan is not material. Total purchases and shares purchased under the ESPP were $41,000 and 13,018 shares for the six months ended June 30, 2006 and $58,000 and 23,615 shares for the six months ended June 30, 2005.

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

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At June 30, 2006 and 2005, we had 1.3 million and 5.7 million options, respectively, which have been excluded from the diluted net income per share computation because their exercise price exceeds the fair market value.  At June 30, 2006, we have an additional 1.4 million options that have been excluded from the diluted net income per share computation because they are contingently issuable options for which the conditions have not been satisfied as of the report date.

Note 8.  Brazil Taxes

During the years 2001 through 2005, certain Brazilian municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005.

On April 7, 2006, new legislation was enacted in Brazil that resulted in a reduction in the amount of penalties and interest we will be required to pay for unpaid municipal taxes. We recorded a gain of $1.8 million in the second quarter of 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.  Of the $1.8 million, $1.4 million was included in interest expense and $0.4 million was included in operating, selling and administrative expenses in the accompanying consolidated statements of operations.

During the six months ended June 30, 2006, we paid approximately $8.2 million of unpaid taxes including interest and penalties.  The remaining balance is being paid through two installment loans with a Brazilian federal tax agency included in current debt and long-term debt, excluding current portion, in the accompanying consolidated condensed balance sheet.

Note 9. Gain on Settlement

On April 12, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1.0 million in installments during the second half of 2006.  As a result of the settlement, we recorded a $6.0 million gain in the second quarter of 2006.

Note 10.  Subsequent Events

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

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Operations, which present the results of our operations for the three and six month periods ended June 30, 2006 and 2005, and are summarized on the following pages. We analyze and explain the differences between periods for the components of operations in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

During the years 2001 through 2005, certain Brazilian municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005.

On April 7, 2006, new legislation was enacted in Brazil that resulted in a reduction in the amount of penalties and interest we will be required to pay for unpaid municipal taxes. We recorded a gain of $1.8 million in the second quarter of 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.  Of the $1.8 million, $1.4 million was included in interest expense and $0.4 million was included in operating, selling and administrative expenses in the accompanying consolidated statements of operations.

During the six months ended June 30, 2006, we paid approximately $8.2 million of unpaid taxes including interest and penalties. The remaining balance is being paid through two installment loans with a Brazilian federal tax agency included in current debt and long-term debt, excluding current portion, in the accompanying consolidated condensed balance sheet.

On April 12, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1.0 million in installments during the second half of 2006.  As a result of the settlement, we recorded a $6.0 million gain in the second quarter of 2006.

During the three months ended June 30, 2006, the company recorded a $1.2 million gain related to its share of insurance proceeds received by our India joint venture for flood damage sustained in the third quarter of 2005.  This gain was recorded in the equity in earnings (loss) of affiliates in the accompanying statements of operations.

Subsequent Events

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

Our results of operations and operating cash flows may vary with periodic wins, expansions, and losses of client contracts and with changes in the scope of client requirements. Our top 20 clients accounted for 55.1% and 67.5% of our revenue for the three-month periods ended June 30, 2006 and 2005, respectively, and 56.5% and 68.1% for the six-month periods ended June 30, 2006 and 2005, respectively, and include multiple independently managed business units within the client’s affiliated group.  Hewlett-Packard Company business units were responsible for 11.3% and 11.9%of our revenue for the three-month period ended June 30, 2006 and 2005, respectively, and 11.1% and 12.1% for the six-month period ended June 30, 2006 and 2005, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.8% of our revenue for the three-month period ended June 30, 2005, and 12.0% for the six-month period ended June 30, 2005. The primary General Motors contract expired in December 2005.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 Compared with the Same Periods of 2005

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Operations

The following table summarizes our statements of operations data on a percentage-of-revenue basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
	(in thousands)				(in thousands)
Revenues	$278,335	100.0%	$251,810	100.0%	$553,419	100.0%	$502,702	100.0%

Direct labor and telecommunications expenses	178,732	64.2%	153,640	61.0%	350,585	63.3%	306,090	60.9%
Subcontracted and other services expenses	10,019	3.6%	12,881	5.1%	18,938	3.4%	25,761	5.1%
Operating, selling and administrative expenses	84,876	30.5%	80,897	32.1%	170,130	30.7%	161,136	32.1%

Gain on settlement	(6,000)	-2.2%	—	0.0%	(6,000)	-1.1%	—	0.0%

Restructuring expense, net	—	0.0%	(2,609)	-1.0%	(358)	-0.1%	(2,609)	-0.5%
Operating income	10,708	3.8%	7,001	2.8%	20,124	3.6%	12,324	2.5%

Interest expense	(2,150)	-0.8%	(3,258)	-1.3%	(5,846)	-1.1%	(6,420)	-1.3%
Interest income	107	0.0%	140	0.1%	186	0.0%	260	0.1%
Equity in earnings (loss) of affiliates, net	1,661	0.6%	395	0.2%	1,950	0.4%	288	0.1%
Other income (expense), net	528	0.2%	(21)	0.0%	609	0.1%	(31)	0.0%
Income before income taxes and minority interest	10,854	3.9%	4,257	1.7%	17,023	3.1%	6,421	1.3%

Income tax expense	2,861	1.0%	1,380	0.5%	5,669	1.0%	2,638	0.5%
Minority interest	558	0.2%	305	0.1%	1,269	0.2%	663	0.1%
Net income	$7,435	2.7%	$2,572	1.0%	$10,085	1.8%	$3,120	0.6%

Three Months Ended June 30, 2006 Compared to the Same Period of 2005

Revenue

Revenue increased $26.5 million, or 10.5%, in the three months ended June 30, 2006 compared to the same period of 2005. The changes in revenue by geographic region are shown in the following table:

Three months			$	%
Ended June 30,	2006	2005	Change	Change
	(in millions)

North America	$123.5	$123.6	$(0.1)	-0.1%
Europe	129.8	106.1	23.7	22.3%
Asia Pacific	11.2	12.6	(1.4)	-11.1%
Latin America	13.8	9.5	4.3	45.3%
Totals	$278.3	$251.8	$26.5	10.5%

North American revenue in the first quarter of 2006 remained consistent compared to the same period in 2005. A decrease of $24.3 million of revenue resulting from the loss of General Motors was offset by $24.2 million of revenue growth primarily in customer acquisition, technical support and risk management.  The weakening of the U.S. dollar versus the Canadian dollar resulted in $0.6 million of the increase.

European revenue increased $23.7 million for the three months ended June 30, 2006 compared to the same period in 2005.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $24.2 million for the three months ended June 30, 2006 compared to the same period in 2005.  The strengthening of the U.S. dollar versus the British pound and Euro partially offset this increase by $0.5 million.

Asia Pacific revenue decreased $1.4 million for the three months ended June 30, 2006 compared to the same period in 2005.  Lower sales volumes with existing clients resulted in a decrease in revenue of $0.3 million, while the strengthening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $1.1 million of the decrease.

Latin America revenue increased $4.3 million for the three months ended June 30, 2006 compared to the same period in 2005.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $3.4 million, while the weakening of the US dollar versus the Brazilian Real resulted in the remaining $0.9 million of the increase.

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

Direct labor and telecommunications expenses increased $25.1 million, or 16.3%, for the three months ended June 30, 2006 compared to the same period of 2005.  As a percentage of revenue, direct labor and telecommunications expenses increased to 64.2% for the three months ended June 30, 2006 compared to 61.0% in same period in 2005.  The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, and a change in the mix of services provided in the three months ended June 30, 2006 compared to the same period in 2005.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses decreased $2.9 million or 22.2% for the three months ended June 30, 2006 compared to the same period of 2005 primarily the result of lower subcontracted IT costs to support client programs partially offset by higher subcontracted services provided by our India joint venture.

Subcontracted expenses for services provided by our India joint venture for the three months ended June 30, 2006 and 2005 were $6.2 million and $4.3 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $4.0 million, or 4.9%, for the three months ended June 30, 2006 compared to the same period of 2005.  During the three months ended June 30, 2006, operating, selling and administrative expenses were lower as a percentage of revenue primarily as a result of cost reductions and restructuring actions taken at the end of 2004 and during 2005 and a decrease in management incentive performance expense.

Gain on settlement

During the three months ended June 30, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1 million in installments during the second half of 2006.  As a result of the settlement, we recorded a $6 million gain in the second quarter of 2006.

Restructuring Expense, net

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

Operating Income

Operating income increased $3.7 million or 53.0% for the three months ended June 30, 2006 compared to the same period of 2005.

Interest Expense

Interest expense decreased $1.1 million or 34.0% for the three months ended June 30, 2006 compared to the same period in 2005.  During the three months ended June 30, 2006, interest expenses were lower due to a gain of $1.4 million for a reduction in interest on a Brazil tax obligation being recorded as a reduction of these expenses.  This gain was partially offset by higher amortization of debt acquisition costs.  See Note 8 to the accompanying condensed consolidated financial statements.

Interest Income

Interest income remained consistent for the three months ended June 30, 2006 compared to the same period in 2005.

Equity in Earnings (loss) of Affiliates, Net

Equity in earnings (loss) of affiliates, net increased $1.3 million for the three months ended June 30, 2006 compared to the same period in 2005 primarily due $1.2 million in insurance proceeds received by our India joint venture related to flood damage in 2005.

Other Income (Expense), Net

Other income (expense), net increased $0.5 million for the three months ended June 30, 2006 compared to the same period in 2005 primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 26.4% and 32.4% for the three-months ended June 30, 2006 and 2005, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

Six Months Ended June 30, 2006 Compared to the Same Period of 2005

Revenue

Revenue increased $50.7 million, or 10.1%, for the six months ended June 30, 2006 compared to the same period of 2005. The changes in revenue by geographic region are shown in the following table:

Six months			$	%
Ended June 30,	2006	2005	Change	Change
	(in millions)

North America	$251.5	$246.6	$4.9	2.0%
Europe	251.2	213.9	37.3	17.4%
Asia Pacific	23.1	24.9	(1.8)	-7.2%
Latin America	27.6	17.3	10.3	59.5%
Totals	$553.4	$502.7	$50.7	10.1%

North American revenue increased $4.9 million or 2.0% for the six months ended June 30, 2006 compared to the same period in 2005. A decrease of $49.1 million of revenue resulting from the loss of General Motors was offset by $54.0 million of revenue growth primarily due to an increase in technical support, customer care, customer acquisition and risk management services.

European revenue increased $37.3 million or 17.4% for the six months ended June 30, 2006 compared to the same period in 2005.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $48.6 million for the six months ended June 30, 2006 compared to the same period in 2005.  The strengthening of the U.S. dollar versus the British pound and Euro partially offset the increase by $11.3 million.

Asia Pacific revenue decreased $1.8 or 7.2% million for the six months ended June 30, 2006 compared to the same period in 2005 due to the strengthening of the U.S. dollar versus the New Zealand and Australian dollars.

Latin America revenue increased $10.3 million or 59.5% for the six months ended June 30, 2006 compared to the same period in 2005.  Higher sales volumes from new and existing clients resulted in an increase in revenue of $7.9 million, while the weakening of the US dollar versus the Brazilian Real accounted for the remaining $2.4 million of the increase.

Direct Labor and Telecommunications Expenses

Direct labor and telecommunications expenses increased $44.5 million, or 14.5%, for the six months ended June 30, 2006 compared to the same period of 2005.  As a percentage of revenue, direct labor and telecommunications expenses increased to 63.3% for the six months ended June 30, 2006 compared to 60.9% in same period in 2005.  The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, and a change in the mix of services provided in the six months ended June 30, 2006 compared to the same period in 2005.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses.  Subcontracted and other services expenses decreased $6.8 million or 26.5% for the six months ended June 30, 2006 compared to the same period of 2005 primarily the result of lower subcontracted IT costs to support client programs partially offset by higher subcontracted services provided by our India joint venture.

Subcontracted expenses for services provided by our India joint venture for the six months ended June 30, 2006 and 2005 were $11.4 million and $8.3 million, respectively.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $9.0 million, or 5.6%, for the six months ended June 30, 2006 compared to the same period in 2005.  During the six months ended June 30, 2006, operating, selling and administrative expenses were lower as a percentage of revenue primarily as a  result of cost reductions and restructuring actions taken at the end of 2004 and during 2005 and a decrease in management incentive performance expense.

Gain on settlement

During the six months ended June 30, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1 million in installments during the second half of 2006.  As a result of the settlement, we recorded a $6 million gain in the second quarter of 2006.  This gain was included in gain on settlement in the accompanying consolidated statements of operations.

Restructuring Expense, net

As a result of a facility closure in 2005, we were no longer able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.5 million during the year ended December 31, 2005, to establish a liability for the obligation to repay such amounts.  During the fourth quarter of 2006, we settled with the government agency responsible for the grant for $3.2 million.  As a result, we have reversed $0.4 million of the restructuring reserve, including foreign currency impact of $0.1 million, during the six months ended June 30, 2006.

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

Operating Income

Operating income increased $7.8 million for the six months ended June 30, 2006 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.6 million, or 8.9%, for the six months ended June 30, 2006 compared to the same period in 2005.  During the six months ended June 30, 2006, interest expenses were lower due to a gain of $1.4 million for a reduction in interest on a Brazil tax obligation being recorded as a reduction of these expenses.  This gain was partially offset by a higher average debt balance and amortization of debt acquisition costs.   See Note 8 to the accompanying condensed consolidated financial statements.

Interest Income

Interest income remained consistent for the first quarter of 2006 compared to the same period in 2005.

Equity in Earnings (Losses) of Affiliates, Net

Equity in earnings (losses) of affiliates, net increased by $1.7 million for the six months ended June 30, 2006 as compared to the same period in 2005 primarily due to $1.2 million of insurance proceeds received by our India joint venture related to flood damage in 2005.

Other Income (Expense), Net

Other income (expense), net increased $0.6 million for the six months ended June 30, 2006 compared to the same period in 2005.  The increase was primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

Income tax expense as a percentage of income before income taxes and minority interest was 33.3% and 41.1% for the six months ended June 30, 2006 and 2005, respectively. The difference between these rates and the statutory U.S. Federal rate of 35% was primarily due to the utilization of net operating loss carryforwards in certain subsidiaries for which a full valuation allowance had previously been provided against the net deferred tax asset and due to income tax expense incurred in certain non-US subsidiaries.

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

Six Months Ended June 30,	2006	2005
	(in thousands)
Net cash flows from:
Operating activities	$16,185	$3,720
Investing activities	(11,468)	(11,262)
Financing activities	(1,620)	8,145

2006

In the six months ended June 30, 2006, cash provided by operating activities resulted primarily from income before depreciation and amortization, and other charges of $25.6 million and a $6.2 million decrease in trade accounts receivable and other assets, partially offset by a $15.6 million decrease in trade accounts payable and other liabilities.  During the six months ended June 30, 2006, we paid approximately $8.2 million of unpaid taxes including interest and penalties.

In the six months ended June 30, 2006, we used cash for investing activities to purchase $11.6 million of property and equipment.  This was partially offset by $0.1 million in proceeds from the sale of property and equipment.

In the six months ended June 30, 2006, cash used by financing activities resulted in net repayments of debt and other obligations of $2.7 million, partially offset by $1.1 million resulting from proceeds from the exercise of stock options.

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

Borrowings under each Credit Agreement bear interest, at the Company’s option, at either the Prime Rate plus the Applicable Margins or the LIBOR Rate plus the Applicable Margins (each term as defined in the Credit Agreements). The Term Loan A requires monthly principal payments of $0.3 million each, with the balance payable at maturity.  On June 30, 2006, the weighted average interest rates applicable to the Revolver was 7.50%, Term Loan A was 7.86% and the interest rate applicable to the Term Loan B was 11.59%.

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

At June 30, 2006 and December 31, 2005, we had $115.7 million and $110.6 million outstanding under the Credit Agreements, respectively, of which $3.6 million is included in revolving credit facility and other current debt in the accompanying consolidated condensed balance sheet.  The remainder is included in long-term debt in the accompanying consolidated condensed balance sheet.

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of June 30, 2006 and December 31, 2005.   We subsequently obtained waivers of the non-compliance.

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

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the third quarter of 2006 to be in the range of $8 million to $10 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth. Future acquisitions, if any, may require additional debt or equity financing.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2005.  These contractual obligations and commitments include:

•            $110.8 million of Long-term Debt as shown in our consolidated condensed balance sheet at June 30, 2006,

•            $19.5 million of short-term borrowings debt as shown in our consolidated condensed balance sheet at June 30, 2006,

•            $10.2 million of capital lease obligations as shown in our consolidated condensed balance sheet at June 30, 2006, and

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

Related Party Transactions

We have made minority interest investments for business and strategic purposes through the purchase of voting common and preferred stock of companies.  These investments are included in investments in affiliates in consolidated financial statements.  As of June 30, 2006 and December 31, 2005, the investment in our India joint venture was approximately $4.6 million and $3.4 million, respectively.  Subcontracted expenses for services provided by our India joint venture were $6.2 million and $4.3 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $11.4 million and $8.3 million for the six-month periods ended June 30, 2006 and 2005, respectively.  The Company had payables to our India joint venture of $5.4 million and $4.8 million at June 30, 2006 and December 31, 2005, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.  During the three months ended June 30, 2006, the company recorded a $1.2 million gain related to its share of insurance proceeds received by our India joint venture for flood damage sustained in the third quarter of 2005.  This gain was recorded in the equity in earnings (loss) of affiliates, net in the accompanying statements of operations.

As of June 30, 2006 and December 31, 2005, the investment in certain Latin America affiliates was approximately $14.2 million and $13.7 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint ventures for the three and six month periods ended June 30, 2006 and 2005 were not material.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our Credit Facility are variable. During the six-month period ended June 30, 2006, our average borrowings under our revolving credit facility were $65.6 million.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q, we carried out an evaluation as of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our conclusions regarding our disclosure controls and procedures were based on the material weaknesses disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. We have instituted remediation efforts and continue to implement others, including in some instances, instituting changes in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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