Form 10-Q
period 2006-09-30
SITEL CORP
filed 2006-11-30
CIK 943820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

SITEL CORPORATION
Exact name of registrant as specified in its charter

1-12577	47-0684333
Commission	IRS Employer
File Number	Identification No.

MINNESOTA
(State or Other Jurisdiction of Incorporation or Organization)

7277 WORLD COMMUNICATIONS DRIVE
OMAHA, NEBRASKA	68122
(Address of Principal Executive Offices)	(Zip Code)

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
YES  ☐    NO  ☒

COMMON STOCK, $.001 PAR VALUE —74,651,923 SHARES OUTSTANDING AS OF OCTOBER 31, 2006

SITEL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$274,526	$244,042	$827,945	$746,744

Operating (income) expenses:
Direct labor and telecommunications expenses	173,670	147,432	524,255	453,522
Subcontracted and other services expenses	10,275	12,019	29,213	37,780
Operating, selling and administrative expenses	87,151	80,874	257,281	242,010
Gain on settlement	—	—	(6,000)	—
Restructuring expenses, net	—	4,616	(358)	2,007
Total operating expenses	271,096	244,941	804,391	735,319

Operating income (loss)	3,430	(899)	23,554	11,425

Other income (expense):
Interest expense	(3,720)	(3,811)	(9,566)	(10,231)
Interest income	128	144	314	404
Equity in earnings (loss) of affiliates, net	574	27	2,524	315
Other income (expense), net	(400)	53	209	22
Total other expense, net	(3,418)	(3,587)	(6,519)	(9,490)

Income (loss) before income taxes and minority interest	12	(4,486)	17,035	1,935

Income tax expense (benefit)	1,355	(3,438)	7,024	(800)
Minority interest	442	875	1,711	1,538

Net income (loss)	$(1,785)	$(1,923)	$8,300	$1,197

Weighted average common shares outstanding:
Basic	74,502	74,448	74,349	73,986
Diluted	74,502	74,448	75,046	74,290

Earnings per share:
Basic	$(0.02)	$(0.03)	$0.11	$0.02
Diluted	$(0.02)	$(0.03)	$0.11	$0.02

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,533	$25,817
Trade accounts receivable (net of allowance for doubtful accounts of $3,669 and $1,710, respectively)	212,302	220,581
Prepaid expenses and other assets	17,223	16,038
Deferred income taxes	254	666
Total current assets	260,312	263,102

Property and equipment, net	73,215	74,411

Other assets:
Goodwill	47,532	46,188
Investment in affiliates	19,496	17,155
Other assets	10,025	10,380
Deferred income taxes	8,571	7,209
Total assets	$419,151	$418,445

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$13,337	$20,103
Current portion of capital lease obligations	2,920	2,510
Trade accounts payable	24,382	29,429
Accrued wages, salaries and bonuses	50,201	53,441
Accrued operating expenses	48,773	57,193
Deferred revenue and other	7,551	8,434
Income taxes payable	2,526	1,475
Deferred income taxes	25	—
Total current liabilities	149,715	172,585
Long-term debt and other liabilities:
Long-term debt, excluding current portion	114,468	107,681
Capital lease obligations, excluding current portion	6,498	6,782
Other liabilities	7,566	8,464
Deferred income taxes	857	—
Total liabilities	279,104	295,512

Minority interests	6,258	4,547
Stockholders’ equity:
Common stock, voting, $.001 par value 200,000,000 shares authorized, 75,122,599 and 74,757,729 shares issued and outstanding, respectively	75	75
Additional paid-in capital	171,313	169,662
Accumulated other comprehensive income	2,516	(2,823)
Accumulated deficit	(39,345)	(47,645)
Less treasury stock, at cost, 615,235 and 651,302 common shares, respectively	(770)	(883)
Total stockholders’ equity	133,789	118,386
Total liabilities and stockholders’ equity	$419,151	$418,445

See Notes to Consolidated Condensed Financial Statements.

SITEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$8,300	$1,197
Adjustments to reconcile net income to net cash flows from operating activities:
Restructuring expenses, net	(358)	2,007
Depreciation and amortization	23,834	27,535
Loss on disposal of assets	11	163
Provision for deferred income taxes	131	(7,021)
Equity in earnings (loss) of affiliates, net	(2,524)	(315)
Minority interest in net income of consolidated subsidiaries	1,711	1,538
Changes in operating assets and liabilities:
Trade accounts receivable	18,233	(14,890)
Other assets	3,862	(473)
Trade accounts payable	(5,866)	(4,783)
Other liabilities	(16,546)	4,097
Net cash flows from operating activities	30,788	9,055

Cash flows from investing activities:
Purchases of property and equipment	(17,444)	(21,290)
Proceeds from cash surrender value of life insurance	—	3,274
Dividend paid to minority interest shareholder	—	(450)
Proceeds from the sale of property and equipment	134	98
Net cash flows from investing activities	(17,310)	(18,368)

Cash flows from financing activities:
Borowings on debt	473,455	191,841
Repayment of debt	(478,307)	(167,512)
Repayments of capital lease obligations	(2,605)	(2,597)
Debt issuance costs	—	(5,503)
Proceeds from stock options exercised	1,135	116
Net cash flows from financing activities	(6,322)	16,345
Effect of exchange rates on cash	(2,440)	396
Net increase in cash	4,716	7,428
Cash and cash equivalents, beginning of period	25,817	29,130
Cash and cash equivalents, end of period	$30,533	$36,558

Non-cash investing and financing activities:
Capital lease obligations incurred	$1,886	$1,768

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS Statement No. 123R, Shared-Based Payment, (SFAS 123R).  In conjunction with the adoption of SFAS 123R on January 1, 2006, we also adopted the following:  Staff Accounting Bulletin (SAB) 107, Share-Based Payments, which provides guidance on valuation methods available and other matters; and Financial Accounting Standards Board (FASB) Staff Position No. 123R-2, Practical Accommodation to the Application of Grant Date as

Defined in SFAS 123R, (SFAS 123R-2), which provides guidance on the application of grant date.  The adoption of SFAS 123R did not have a material effect on our statement of operations for the three and nine months ended September 30, 2006.

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

As a result of adopting SFAS 123R, our net loss for the three months ended September 30, 2006 was $0.2 million higher and our net income for the nine months ended September 30, 2006 was $0.6 million lower than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended September 30, 2006 would have been lower by $0.00 and $0.00, respectively, if we had not adopted SFAS 123R.  Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been higher by $0.01 and $0.01, respectively, if we had not adopted SFAS 123R.

The following table illustrates the effect on our net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period prior to the adoption of SFAS 123R:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(1,923)	$1,197
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	(164)	(410)
Pro forma	$(2,087)	$787

Income (loss) per common share:
As reported:
Basic	$(0.03)	$0.02
Diluted	(0.03)	0.02
Pro forma:
Basic	(0.03)	0.01
Diluted	(0.03)	0.01

Significant Clients

Our top 20 clients, which include multiple independently managed business units within the clients’ affiliated group, accounted for 45.5% and 66.4% of our revenue for the three-month periods ended September 30, 2006 and 2005, respectively, and 44.7% and 67.4% for the nine-month periods ended September 30, 2006 and 2005, respectively.  Hewlett-Packard Company business units were responsible for 10.9% and 11.8% of our revenue for the three-month periods ended September 30, 2006 and 2005, respectively, and 11.0% and 12.0% of our revenue for the nine-month periods ended September 30, 2006 and 2005, respectively.

General Motors Corporation (General Motors) business units were responsible for 11.9% of our total revenue for the three-month periods ended September 30, 2005, and were responsible for 12.0% for the nine-month periods ended September 30, 2005.  The primary General Motors contract expired in December 2005.  We did not have any other clients under common control that generated more than 10% of our revenue for the periods presented.

Note 2.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine-month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$(1,785)	$(1,923)	$8,300	$1,197
Other comprehensive income (loss):
Currency translation adjustment	389	344	5,339	(9,844)
Comprehensive income (loss)	$(1,396)	$(1,579)	$13,639	$(8,647)

Accumulated other comprehensive income (loss) included in our consolidated condensed balance sheets represents the accumulated foreign currency translation adjustment.

Note 3.  Asset Impairment and Restructuring Expenses

We summarize the components of the accrued restructuring expenses recorded in our consolidated condensed balance sheet in the following table (in millions):

		Facility
		Closure or	Grant
	Severance	Reduction	Reimbursement	Total
December 31, 2005	$1.5	$2.2	$3.5	$7.2
Reversed	—	—	(0.4)	(0.4)
Paid	(1.3)	(1.2)	—	(2.5)
Other	(0.2)	0.3	0.3	0.4
September 30, 2006	$—	$1.3	$3.4	$4.7

Other changes in the accrued restructuring expenses represent the impact of foreign currency fluctuations.

2006

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

Subcontracted expenses for services provided by our India joint venture were $6.7 million and $3.4 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $18.1 million and $11.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively.  The Company had payables to our India joint venture of $6.0 million and $4.8 million at September 30, 2006 and December 31, 2005, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.  During the nine months ended September 30, 2006, the company recorded a $1.2 million gain related to its share of insurance proceeds received by our India joint venture for flood damage sustained in the third quarter of 2005.  This gain was recorded in the equity in earnings (loss) of affiliates, net in the accompanying statements of operations.

As of September 30, 2006 and December 31, 2005, the investment in certain Latin America affiliates was approximately $14.7 million and $13.7 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted expenses for services provided by our Latin America affiliates were $0.7 million and $1.6 million for the three-month and nine-month periods ended September 30, 2006, respectively.   Subcontracted services provided by our Latin America joint venture for the three-month and nine-month periods ended September 30, 2005 were not material.

Note 5.  Stock-Based Compensation

A detailed description of each of our stock-based compensation plans is provided below, including the 1995 Employee Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan and 1999 Stock Incentive Plan. Stock-based compensation expense related to these plans, which is included in the operating, selling and administrative expense line in the accompanying condensed consolidated statements of operations, was $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2006, respectively.  There was no related income tax benefit recognized in the accompanying condensed consolidated statements of operations for the three or nine month periods ended September 30, 2006.

1995 Employee Stock Option Plan and1995  Non-Employee Directors Stock Option Plan, as amended and/or restated (1995 Plans)

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

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	2,150,125	$4.75
Granted	—	—
Exercised	(123,142)	3.50
Canceled	(121,383)	5.40
Outstanding at September 30, 2006	1,905,600	$4.79	1.1	$—
Exercisable at September 30, 2006	1,905,600	$4.79	1.1	$—

The following table summarizes the status of nonvested stock options under the 1995 Plans as of September 30, 2006, and changes during the nine months then ended:

	Number of Options	Weighted-Average Grant - Date Fair Value

Nonvested at January 1, 2006	884,631	$3.22
Granted	—	—
Vested	(851,478)	3.22
Forfeited	(33,153)	3.22
Nonvested at September 30, 2006	—	$—

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

The fair value of options granted during the nine months ended September 30, 2006, was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006

Volatility factor	56.2%
Risk-free interest rate	4.8%
Expected life (in years)	5
Dividend yield	0.0%

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	3,738,093	$3.12
Granted	40,000	2.78
Exercised	(241,728)	2.49
Canceled	(193,600)	3.34
Outstanding at September 30, 2006	3,342,765	$3.15	5.1	$1,478
Exercisable at September 30, 2006	2,305,059	$3.38	4.7	$1,027

The following table summarizes the status of nonvested stock options under the 1999 Plan, excluding the 2006 Option Grant, as of September 30, 2006, and changes during the nine months then ended:

	Number of Options	Weighted-Average Grant - Date Fair Value

Nonvested at January 1, 2006	1,477,550	$1.29
Granted	40,000	1.48
Vested	(376,431)	1.44
Forfeited	(103,413)	1.28
Nonvested at September 30, 2006	1,037,706	$1.46

As of September 30, 2006, there was $0.6 million of total unrecognized compensation cost related to the nonvested stock options granted under the 1999 Plan including the effect of estimated forfeitures.  This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of stock options vested during the three months ended September 30, 2006 and 2005, was $0.1 million and $0.2 million, respectively.  The total fair value of stock options vested during the nine months ended September 30, 2006 and 2005, was $0.3 million and $0.4 million, respectively.

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

The fair value of options granted during the nine months ended September 30, 2006, was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2006

Volatility factor	56.0%
Risk-free interest rate	4.5%
Expected life (in years)	5
Dividend yield	0.0%

There were no options granted during the nine-month period ended September 30, 2005.

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	—	$—
Granted	1,463,000	3.41
Exercised	—	—
Canceled	(79,000)	3.41
Outstanding at September 30, 2006	1,384,000	$3.41	9.2	$—
Exercisable at September 30, 2006	—	$—	—	$—

The following table summarizes the status of nonvested stock options under the 2006 Option Grant as of September 30, 2006, and changes during the nine months then ended:

	Number of Options	Weighted-Average Grant - Date Fair Value

Nonvested at January 1, 2006	—	$—
Granted	1,463,000	1.79
Vested	—	—
Forfeited	(79,000)	1.79
Nonvested at September 30, 2006	1,384,000	$1.79

As of September 30, 2006, there was $0.7 million of total unrecognized compensation cost related to the nonvested stock options granted under the Plan including the effect of estimated forfeitures.  This cost is expected to be recognized over a weighted-average period of 1.3 years. No stock options under the 2006 Option Grant have vested as of September 30, 2006 as the EPS target is measured on a fiscal year basis.

Cash received from stock options exercised under all stock-based compensation plans for the nine months ended September 30, 2006 and 2005, was $1.1 million and $30,000, respectively. The actual tax benefit realized for the tax deductions from these stock option exercises is not material for either period.

Employee Stock Purchase Plan (ESPP)

During 1998, we implemented an ESPP that enables eligible employees to purchase our stock at 85% of the current market value on a quarterly basis. The compensation expense in connection with this plan is not material. Total purchases and shares purchased under the ESPP were $66,000 and 19,106 shares for the nine months ended September 30, 2006 and $0.1 million and 33,594 shares for the nine months ended September 30, 2005.

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

The difference between the number of shares used to calculate basic and diluted earnings per share represents the number of shares assumed to be issued from the exercise of dilutive stock options under our stock option plans, less shares assumed to be purchased with proceeds from the exercise of the stock options and the related tax benefits. At September 30, 2006 and 2005, we had 2.8 million and 3.2 million options, respectively, that have been excluded from the nine-month diluted net income per share computation because their exercise price exceeds the fair market value.  In addition, at September 30, 2006, we have an additional 1.4 million options that have been excluded from the diluted net income per share computation because they are contingently issuable options for which the conditions have not been satisfied as of the report date.  For the three-month diluted net income per share computation for September 30, 2006 and 2005, all 6.7 million and 6.2 million options, respectively, were excluded from the computation due to the net losses.

Note 8.  Income Taxes

2006

During the years 2001 through 2005, certain Brazilian municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005.

On April 7, 2006, new legislation was enacted in Brazil that resulted in a reduction in the amount of penalties and interest we will be required to pay for unpaid municipal taxes. We recorded a gain of $1.8 million during the nine months ended September 30, 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.  Of the $1.8 million, $1.4 million was included in interest expense and $0.4 million was included in operating, selling and administrative expenses in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2006, we paid approximately $8.2 million of unpaid taxes including interest and penalties.  The remaining balance is being paid through two installment loans with a Brazilian federal tax agency included in current debt and long-term debt, excluding current portion, in the accompanying consolidated condensed balance sheet.

2005

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

Note 9.  Gain on Settlement

On April 12, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1.0 million in installments during the second half of 2006.  As a result of the settlement, we recorded a $6.0 million gain in the nine months ended September 30, 2006.

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

As you read this discussion and analysis, refer to our Consolidated Condensed Statements of Operations, which present the results of our operations for the three and nine month periods ended September 30, 2006 and 2005, and are summarized on the following pages. We analyze and explain the differences between periods for the components of operations in the following sections. Our analysis is important in making decisions about your investment in SITEL Corporation.

During the years 2001 through 2005, certain Brazilian municipal and Federal taxes totaling approximately $8.3 million were collected and accrued but not paid. As a result, we incurred accumulated interest of approximately $2.6 million, plus approximately $1.4 million in penalties as of December 31, 2005.

On April 7, 2006, new legislation was enacted in Brazil that resulted in a reduction in the amount of penalties and interest we will be required to pay for unpaid municipal taxes. We recorded a gain of $1.8 million during the nine months ended September 30, 2006 resulting from a reduction in the tax obligation recorded as of December 31, 2005 for a portion of the cumulative interest and penalties on unpaid municipal taxes for the four years ended December 31, 2004.  Of the $1.8 million, $1.4 million was included in interest expense and $0.4 million was included in operating, selling and administrative expenses in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2006, we paid approximately $8.2 million of unpaid taxes including interest and penalties. The remaining balance is being paid through two installment loans with a Brazilian federal tax agency included in current debt and long-term debt, excluding current portion, in the accompanying consolidated condensed balance sheet.

On April 12, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions.  For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1.0 million in installments during the second half of 2006.  As a result of the settlement, we recorded a $6.0 million gain during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the company recorded a $1.2 million gain related to its share of insurance proceeds received by our India joint venture for flood damage sustained in the third quarter of 2005.  This gain was recorded in the equity in earnings (loss) of affiliates, net in the accompanying statements of operations.

Subsequent Event

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

Our results of operations and operating cash flows may vary with periodic wins, expansions, and losses of client contracts and with changes in the scope of client requirements.  Our top 20 clients accounted for 45.5% and 66.4% of our revenue for the three-month periods ended September 30, 2006 and 2005, respectively, and 44.7% and 67.4% for the nine-month periods ended September 30, 2006 and 2005, respectively.  Some of these top 20 clients include multiple business units within the clients’ affiliated group.  Hewlett-Packard Company business units were responsible for 10.9% and 11.8% of our revenue for the three-month periods ended September 30, 2006 and 2005, respectively, and 11.0% and 12.0% for the nine-month periods ended September 30, 2006 and 2005, respectively.  General Motors Corporation (General Motors) business units were responsible for 11.9% of our revenue for the three-month periods ended September 30, 2005, and 12.0%for the nine-month periods ended September 30, 2005. The primary General Motors contract expired in December 2005.  The financial failure of any of these clients or the loss of any or all of their business could have an adverse impact on our operating results.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 Compared with the Same Periods of 2005

In this section, we discuss our operating results and the factors affecting them. We describe our general business risks, critical accounting policies, and estimates that are important to our operating results on the previous pages.  Please refer to that discussion as you read this section.

Components of Operations

The following table summarizes our statement of operations data on a percentage-of-revenue basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
	(in thousands)				(in thousands)
Revenue	$274,526	100.0%	$244,042	100.0%	$827,945	100.0%	$746,744	100.0%

Direct labor and telecommunications expenses	173,670	63.3%	147,432	60.4%	524,255	63.3%	453,522	60.7%
Subcontracted and other services expenses	10,275	3.7%	12,019	4.9%	29,213	3.5%	37,780	5.1%
Operating, selling and administrative expenses	87,151	31.7%	80,874	33.1%	257,281	31.1%	242,010	32.4%

Gain on settlement	—	0.0%	—	0.0%	(6,000)	-0.7%	—	0.0%

Restructuring expenses, net	—	0.0%	4,616	1.9%	(358)	0.0%	2,007	0.3%
Operating income (loss)	3,430	1.2%	(899)	-0.4%	23,554	2.8%	11,425	1.5%

Interest expense	(3,720)	-1.4%	(3,811)	-1.6%	(9,566)	-1.2%	(10,231)	-1.4%
Interest income	128	0.0%	144	0.1%	314	0.0%	404	0.1%
Equity in earnings (loss) of affiliates, net	574	0.2%	27	0.0%	2,524	0.3%	315	0.0%
Other income (expense), net	(400)	-0.1%	53	0.0%	209	0.0%	22	0.0%
Income (loss) before income taxes and minority interest	12	0.0%	(4,486)	-1.8%	17,035	2.1%	1,935	0.3%

Income tax expense (benefit)	1,355	0.5%	(3,438)	-1.4%	7,024	0.8%	(800)	-0.1%
Minority interest	442	0.2%	875	0.4%	1,711	0.2%	1,538	0.2%
Net income (loss)	$(1,785)	-0.7%	$(1,923)	-0.8%	$8,300	1.0%	$1,197	0.2%

Three Month Period Ended September 30, 2006 Compared to the Same Period of 2005

Revenue

Revenue increased $30.5 million, or 12.5%, in the three months ended September 30, 2006 compared to the same period of 2005. The changes in revenue by geographic region are shown in the following table:

			$	%
Three months ended September 30,	2006	2005	Change	Change
	(in millions)
North America	$118.4	$124.0	$(5.6)	-4.5%
Europe	129.3	95.2	34.1	35.8%
Asia Pacific	11.1	13.4	(2.3)	-17.2%
Latin America	15.7	11.4	4.3	37.7%
Totals	$274.5	$244.0	$30.5	12.5%

North American revenue decreased $5.6 million for the three months ended September 30, 2006 compared to the same period in 2005. A decrease of $23.8 million of revenue resulting from the loss of General Motors was offset by $18.2 million of revenue growth primarily in customer care, customer acquisition and risk management. The weakening of the U.S. dollar versus the Canadian dollar accounted for $0.5 million of the offsetting increase.

European revenue increased $34.1 million for the three months ended September 30, 2006 compared to the same period in 2005. Higher sales volumes from new and existing clients resulted in a $28.3 million increase. The weakening of the U.S. dollar versus the British pound and the Euro resulted in the remaining $5.8 million of the increase.

Asia Pacific revenue decreased $2.3 million for the three months ended September 30, 2006 compared to the same period in 2005. Lower sales volumes from existing clients resulted in $1.7 million of the decrease. The strengthening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $0.6 million of the decrease.

Latin American revenue increased $4.3 million for the three months ended September 30, 2006 compared to the same period in 2005. Higher sales volumes from new and existing clients resulted in $3.6 million of the increase. The weakening of the U.S. dollar versus the Brazilian Real resulted in the remaining $0.7 million of the increase.

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

Direct labor and telecommunications expenses increased $26.2 million, or 17.8%, for the three months ended September 30, 2006 compared to the same period of 2005. As a percentage of revenue, direct labor and telecommunications expenses increased to 63.3% for the three months ended September 30, 2006 compared to 60.4% in same period in 2005. The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, and a change in the mix of services provided in the three months ended September 30, 2006 compared to the same period in 2005.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and other services expenses decreased $1.7 million for the three months ended September 30, 2006 compared to the same period of 2005 primarily as the result of lower subcontracted IT costs to support client programs partially offset by higher subcontracted services provided by our India joint venture.

Subcontracted expenses for services provided by our India joint venture for the three months ended September 30, 2006 and 2005 were $6.7 million and $3.4 million, respectively. Subcontracted expenses for services provided by our Latin America affiliates was $0.7 million for the three-month ended September 30, 2006. Subcontracted expenses for services provided for the same period in 2005 was not material.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $6.3 million for the three months ended September 30, 2006 compared to the same period of 2005. The weakening of the U.S. dollar compared to the primary currency in the jurisdictions that we operate accounted for $1.8 million of the increase. The remainder of the increase in these expenses was associated with our revenue increase. As a percentage of revenue, operating, selling and administrative expenses decreased to 31.7% for the three months ended September 30, 2006 compared to 33.1% for the same period of 2005 primarily as the result of cost reductions and restructuring actions taken at the end of 2004 and during 2005.

Restructuring Expense, Net

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

There were no restructuring expenses for the same period in 2006.

Operating Income (Loss)

Operating income improved by $4.3 million for the three months ended September 30, 2006 compared to the same period in 2005 due to the factors discussed above.

Interest Expense

Interest expense remained consistent for the three months ended September 30, 2006 compared to the same period in 2005.

Interest Income

Interest income remained consistent for the three months ended September 30, 2006 compared to the same period in 2005.

Equity in Earnings (loss) of Affiliates, Net

Equity in earnings (loss) of affiliates, net increased for the three months ended September 30, 2006 compared to the same period in 2005 primarily as a result of reduced volumes from our India joint venture following flooding that occurred at their Mumbai facility during the three months ended September 30, 2005.

Other Income (Expense), Net

Other income (expense), net decreased $0.5 million for the three months ended September 30, 2006 compared to the same period in 2005 primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

The effective tax rates for the three-months ended September 30, 2006 and 2005, was more than the statutory U.S. Federal rate of 35% due to not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

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

Nine Months Ended September 30, 2006 Compared to the Same Period of 2005

Revenue

Revenue increased $81.2 million, or 10.9%, for the nine months ended September 30, 2006 compared to the same period of 2005. The changes in revenue by geographic region are shown in the following table:

			$	%
Nine months ended September 30,	2006	2005	Change	Change
	(in millions)
North America	$369.9	$370.5	$(0.6)	-0.2%
Europe	380.5	309.2	71.3	23.1%
Asia Pacific	34.1	38.3	(4.2)	-11.0%
Latin America	43.4	28.7	14.7	51.2%
Totals	$827.9	$746.7	$81.2	10.9%

North American revenue remained consistent for the nine months ended September 30, 2006 compared to the same period in 2005. A decrease of $72.9 million of revenue resulting from the loss of General Motors was offset by $71.5 million of revenue growth primarily in customer care, customer acquisition, and risk management. The weakening of the U.S. dollar versus the Canadian dollar resulted in $1.4 million of the offsetting increase.

European revenue increased $71.3 million for the nine months ended September 30, 2006 compared to the same period in 2005. Higher sales volumes from new and existing clients resulted in $76.9 million of the increase. The strengthening of the U.S. dollar versus the British pound and Euro partially offset the increase by $5.6 million.

Asia Pacific revenue decreased $4.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. Lower sales volume from existing clients resulted in $1.7 million of the decrease.  The strengthening of the U.S. dollar versus the New Zealand and Australian dollars resulted in the remaining $2.5 million of the decrease.

Latin American revenue increased $14.7 million for the nine months ended September 30, 2006 compared to the same period in 2005. Higher sales volume from new and existing clients resulted in $11.7 million of the increase. The weakening of the U.S. dollar versus the Brazilian Real accounted for the remaining $3.0 million of the increase.

Direct Labor and Telecommunications Expenses

During the nine months ended September 30, 2006, direct labor and telecommunications expenses as a percentage of revenue increased to 63.3% compared to 60.7% in same period in 2005. The increase was primarily the result of higher ramp-up costs of new client programs, particularly in Europe, and a change in the mix of services provided in the nine months ended September 30, 2006 compared to the same period in 2005.

Subcontracted and Other Services Expenses

Subcontracted and other services expenses included services provided to clients through subcontractors and other out-of-pocket expenses. Subcontracted and other services expenses decreased $8.6 million for the nine months ended September 30, 2006 compared to the same period in 2005 primarily as the result of lower subcontracted IT costs to support client programs partially offset by higher subcontracted services provided by our India joint venture.

Subcontracted expenses for services provided by our India joint venture for the nine months ended September 30, 2006 and 2005 were $18.1 million and $11.7 million, respectively. Subcontracted expenses for services provided by our Latin America affiliates was $1.6 million for the nine-months ended September 30, 2006. Subcontracted expenses for services provided for the same period in 2005 was not material.

Operating, Selling and Administrative Expenses

Operating, selling and administrative expenses represent expenses incurred to directly support and manage the business, including costs of management, administration, technology, facilities, depreciation and amortization, maintenance, sales and marketing, and client support services.

Operating, selling and administrative expenses increased $15.3 million, or 6.3%, for the nine months ended September 30, 2006 compared to the same period of 2005. During the nine months ended September 30, 2006, operating, selling and administrative expenses as a percentage of revenue decreased to 31.1% for the nine months ended September 30, 2006 compared to 32.4% for the same period in 2005 primarily as the result of cost reductions and restructuring actions taken at the end of 2004 and during 2005 and a decrease in management performance incentive expense.

Gain on settlement

During the nine months ended September 30, 2006, we entered into a settlement agreement with a business partner over the handling of certain business transactions. For the settlement, we received a payment of $5.0 million in April of 2006 and will receive an additional $1 million in installments during the second half of 2006. As a result of the settlement, we recorded a $6 million gain during the nine months ended September 30, 2006.

Restructuring Expenses, Net

As a result of a facility closure in 2005, we were no longer able to maintain certain minimum employment levels required to retain government grants received and recorded as a reduction of operating expenses in previous periods. Consequently, we recorded restructuring expense of $3.5 million during the year ended December 31, 2005, to establish a liability for the obligation to repay such amounts. During the fourth quarter of 2006, we settled with the government agency responsible for the grant for $3.2 million. As a result, we have reversed $0.4 million of the restructuring reserve, including foreign currency impact of $0.1 million, during the nine months ended September 30, 2006.

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

Operating Income

Operating income increased $12.1 million for the nine months ended September 30, 2006 compared to the same period in 2005 due to the factors discussed above.

Interest Expense

Interest expense decreased $0.7 million for the nine months ended September 30, 2006 compared to the same period in 2005. During the nine months ended September 30, 2006, interest expenses were lower due to a gain of $1.4 million for a reduction in interest on a Brazil tax obligation being recorded as a reduction of these expenses. This gain was partially offset by higher amortization of debt acquisition costs. See Note 8 to the accompanying condensed consolidated financial statements.

Interest Income

Interest income remained consistent for the nine months ended September 30, 2006 compared to the same period in 2005.

Equity in Earnings (loss) of Affiliates, Net

Equity in earnings (loss) of affiliates, net increased $2.2 million for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due insurance proceeds of $1.2 million received by our India joint venture related to flood damage in 2005 and the result of reduced volumes from our India joint venture following the flooding that occurred at their Mumbai facility during the three-months ended September 30, 2005.

Other Income (Expense), Net

Other income (expense), net increased $0.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase was primarily as a result of fluctuations in foreign currency remeasurement gains (losses) arising from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency.

Income Tax Expense

The effective tax rates for the nine-months ended September 30, 2006 and 2005, was more than the statutory U.S. Federal rate of 35% due to not reflecting any significant tax benefits for the current net operating losses in certain federal, state and foreign tax jurisdictions.

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

Nine Months Ended September 30,	2006	2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,788	$9,055
Investing activities	(17,310)	(18,368)
Financing activities	(6,322)	16,345

2006

In the nine months ended September 30, 2006, cash provided by operating activities resulted primarily from $31.1 million in income before depreciation and amortization, and other non-cash charges and benefits, and a $22.1 million decrease in trade accounts receivable and other assets, partially offset by a $22.4 million decrease in trade accounts payable and other liabilities.

In the nine months ended September 30, 2006, we used cash for investing activities to purchase $17.4 million of property and equipment.

In the nine months ended September 30, 2006, cash used for financing activities resulted from net repayments of debt and other obligations of $7.5 million, partially offset by $1.1 million in proceeds from stock options exercised.

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

Borrowings under each Credit Agreement bear interest, at the Company’s option, at either the Prime Rate plus the Applicable Margins or the LIBOR Rate plus the Applicable Margins (each term as defined in the Credit Agreements). The Term Loan A requires monthly principal payments of $0.3 million each, with the balance payable at maturity. On September 30, 2006, the weighted average interest rates applicable to the Revolver was 7.57%, Term Loan A was 8.27% and the interest rate applicable to the Term Loan B was 12.01%.

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

At September 30, 2006 and December 31, 2005, we had $119.6 million and $110.6 million outstanding under the Credit Agreements, respectively, of which $3.6 million is included in revolving credit facility and other current debt in the accompanying consolidated condensed balance sheet. The remainder is included in long-term debt in the accompanying consolidated condensed balance sheet.

Primarily as a result of matters arising out of and related to our investigation of irregularities at our Brazilian subsidiary, we were not in compliance with certain covenants of our credit agreements with Wells Fargo Foothill, Inc. and Ableco Finance LLC as Agents as of December 31, 2005.  We subsequently obtained waivers of the non-compliance.

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

We were in compliance with all covenants as of September 30, 2006.

We expect to finance our current operations, planned capital expenditures, and internal growth for the foreseeable future using funds generated from operations, existing cash and available funds under our credit facility in addition to lease financing for property and equipment. We expect capital expenditures in the fourth quarter of 2006 to be in the range of $8 million to $10 million, as we continue to cover maintenance and technology upgrades, asset replacements, efficiency investments, and investment for continued growth. Future acquisitions, if any, may require additional debt or equity financing.

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

Contractual Obligations and Commitments

We summarize various contractual obligations and commitments in the Notes to our Consolidated Financial Statements in our Report on Form 10-K for the year ended December 31, 2005. These contractual obligations and commitments include:

•            $114.5 million of Long-term Debt as shown in our consolidated condensed balance sheet at September 30, 2006,

•            $13.3 million of short-term borrowings debt as shown in our consolidated condensed balance sheet at September 30, 2006,

•            $9.4 million of capital lease obligations as shown in our consolidated condensed balance sheet at September 30, 2006, and operating lease obligations for property and certain equipment under noncancelable operating lease arrangements, which expire at various dates through 2018.

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

Subcontracted expenses for services provided by our India joint venture were $6.7 million and $3.4 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $18.1 million and $11.7 million for the nine-month periods ended September 30, 2006 and 2005, respectively.  The Company had payables to our India joint venture of $6.0 million and $4.8 million at September 30, 2006 and December 31, 2005, respectively, which are included in trade accounts payable in the accompanying consolidated condensed balance sheets.  During the nine months ended September 30, 2006, the company recorded a $1.2 million gain related to its share of insurance proceeds received by our India joint venture for flood damage sustained in the third quarter of 2005.  This gain was recorded in the equity in earnings (loss) of affiliates, net in the accompanying statements of operations.

As of September 30, 2006 and December 31, 2005, the investment in certain Latin America affiliates was approximately $14.7 million and $13.7 million, respectively. Of the investment in certain Latin America affiliates, approximately $7.7 million is equity method goodwill. This equity method goodwill is not amortized.  Subcontracted services provided by our Latin America joint venture for the three-month and nine-month periods ended September 30, 2006 and 2005 were not material.  Subcontracted expenses for services provided by our Latin America affiliates were $0.7 million and $1.6 million for the three-month and nine-month periods ended September 30, 2006, respectively. Subcontracted expenses for services provided by our Latin America affiliates for the three-month and nine-month periods ended September 30, 2005 were not material.

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

Interest Rate Risk

We are also exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our Credit Facility are variable. During the nine-month period ended September 30, 2006, our average borrowings under our revolving credit facility were $67.8 million.  Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q, we carried out an evaluation as of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our conclusions regarding our disclosure controls and procedures were based on the material weaknesses disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. We have instituted remediation efforts and continue to implement others, including in some instances, instituting changes in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

(a)      Exhibits:

Exhibit No.
10.1	Settlement Agreement dated as of August 4, 2006 between SITEL Corporation and JANA Partners LLC (see Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2006)
10.2	Wells Fargo Foothill, Inc. Waiver, Consent and First Amendment to Credit Agreement (see Exhibit 10.1 to the Company’s Form 8-K filed August 21, 2006)
10.3	Ableco Finance LLC Waiver, Consent and First Amendment to Credit Agreement (see Exhibit 10.2 to the Company’s Form 8-K filed August 21, 2006)
10.4	Summary of compensation arrangements for non-employee directors as of August 7, 2006 (see Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2006)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITEL Corporation
(Registrant)

Date: November 30, 2006	By	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.
10.1	Settlement Agreement dated as of August 4, 2006 between SITEL Corporation and JANA Partners LLC (see Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2006)

10.2	Wells Fargo Foothill, Inc. Waiver, Consent and First Amendment to Credit Agreement (see Exhibit 10.1 to the Company’s Form 8-K filed August 21, 2006)

10.3	Ableco Finance LLC Waiver, Consent and First Amendment to Credit Agreement (see Exhibit 10.2 to the Company’s Form 8-K filed August 21, 2006)

10.4	Summary of compensation arrangements for non-employee directors as of August 7, 2006 (see Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2006)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002